Form 10-Q
period 2012-09-30
TILE SHOP HOLDINGS, INC.
filed 2012-11-09
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35629

TILE SHOP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5538095
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

14000 Carlson Parkway Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

(763) 852-2901

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2012, there were 42,981,985 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
as of September 30, 2012, and December 31, 2011
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,960,648	$6,283,477
Restricted cash	1,000,000	-
Trade receivables, net	1,096,958	738,814
Inventories	40,662,276	43,743,872
Prepaid expenses	7,450,564	3,838,402
Note receivable from member	-	1,205,134
Deferred tax asset - current	5,216,960	-
Other current assets	428,766	381,631
Total current assets	61,816,172	56,191,330
Property, plant and equipment, net	71,302,603	62,065,287
Deferred tax asset	27,906,640	-
Other assets	804,466	748,876
TOTAL ASSETS	161,829,881	$119,005,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,639,145	$10,317,497
Current portion of long term debt	360,000	559,286
Accrued wages and salaries	2,541,262	2,617,219
Other accrued liabilities	4,350,768	3,399,474
Current portion of capital lease obligation	225,399	194,200
Current portion of promissory note including accrued interest	3,805,846	-
Deferred compensation	6,014,470	-
Distributions payable to members	-	4,251,346
Total current liabilities	32,936,890	21,339,022
Long-term debt	1,085,000	2,445,000
Capital lease obligation	1,479,460	1,654,448
Deferred rent	17,751,439	15,583,409
Promissory note	66,271,111	-
Deferred compensation and other liabilities	-	2,836,683
TOTAL LIABILITIES	119,523,900	43,858,562

Commitments and contingencies

Stockholders’ equity:
Common stock, par value 0.0001; authorized: 100,000,000 shares; issued: 42,891,985 shares	4,289	3,200
Preferred stock, par value 0.0001; authorized: 10,000,000 shares; issued: 0 shares	-	-
Additional paid-in-capital	18,983,990	8,174,685
Treasury units	-	(261,168)
Retained earnings	23,317,702	67,230,214
Total stockholders’ equity	42,305,981	75,146,931
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,829,881	$119,005,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
for the three months and nine months ended September 30, 2012 and 2011
(unaudited)

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Net sales	$44,288,400	$37,083,846	$136,463,028	$115,014,677
Cost of sales	12,196,858	9,872,598	37,025,108	30,297,496
Gross profit	32,091,542	27,211,248	99,437,920	84,717,181
Selling, general and administrative expenses	23,899,183	19,992,329	68,605,613	58,224,776
Deferred compensation expense	2,623,739	373,542	3,896,799	966,439
Income from operations	5,568,620	6,845,377	26,935,508	25,525,966
Interest expense	450,406	97,498	626,023	296,839
Other income (expense)	1,386	6,961	23,052	36,116
Income before income taxes	5,119,600	6,754,840	26,332,537	25,265,243
Benefit (provision) for income taxes	4,722,486	(153,172)	4,298,866	(578,603)
Net income	$9,842,086	$6,601,668	$30,631,403	$24,686,640

Weighted average basic shares outstanding	36,581,888	32,000,000	33,544,079	32,000,000
Weighted average diluted shares outstanding	36,582,944	32,000,000	33,544,079	32,000,000
Basic earnings per share	$0.27	$0.21	$0.91	$0.77
Diluted earnings per share	$0.27	$0.21	$0.91	$0.77

Pro forma computation related to conversion to C Corporation for income tax purposes
Historical income before income taxes	$5,119,600	$6,754,840	$26,332,537	$25,265,243
Pro forma benefit (provision) for income taxes	(2,150,232)	(2,837,033)	(11,059,666)	(10,611,402)
Pro forma net income	$2,969,368	$3,917,807	$15,272,871	$14,653,841

Pro forma weighted average basic shares outstanding	42,536,387	42,534,884	42,535,391	42,534,884
Pro forma weighted average diluted shares outstanding	42,537,444	42,534,884	42,535,391	42,534,884
Pro forma basic earnings per share	$0.07	$0.09	$0.36	$0.34
Pro forma diluted earnings per share	$0.07	$0.09	$0.36	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity
for the year ended December 31, 2011 and the nine months ended September 30, 2012
(unaudited)

	Common stock
	Shares	Amount	Additional paid- in- capital	Treasury units	Retained earnings	Total
Balance at January 1, 2011	32,000,000	$3,200	$8,258,685	$(261,168)	$61,436,401	$69,437,118
Redemption of common units of Tile Shop LLC	-	-	(84,000)	-	(1,400,200)	(1,484,200)
Distributions to members of Tile Shop LLC	-	-	-	-	(24,165,867)	(24,165,867)
Net income	-	-	-	-	31,359,880	31,359,880
Balance at December 31, 2011	32,000,000	3,200	8,174,685	(261,168)	67,230,214	75,146,931

Merger of JWC Acquisition Corp	10,534,884	1,054	1,241,302	-	-	1,242,356
Issuance of promissory note	-	-	(17,282,304)	-	(52,488,806)	(69,771,110)
Distributions to members of Tile Shop LLC	-	-	-	-	(22,055,109)	(22,055,109)
Cancellation of treasury units	-	-	(261,168)	261,168	-	-
Issuance of restricted shares	295,000	30	(30)	-	-	-
Exercise of warrants	52,101	5	599,156	-	-	599,161
Stock based compensation	-	-	835,515	-	-	835,515
Expenses for recapitalization	-	-	(2,146,766)	-	-	(2,146,766)
Deferred income taxes	-	-	27,823,600	-	-	27,823,600
Net income	-	-	-	-	30,631,403	30,631,403
Balance at September 30, 2012	42,881,985	$4,289	$18,983,990	$0	$23,317,702	$42,305,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30, 2012 and 2011

(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash Flows From Operating Activities
Net income	$30,631,403	$24,686,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,542,914	6,158,196
Loss on disposals of property, plant and equipment	6,261	60,695
Deferred rent	2,168,030	1,466,284
Stock based compensation	263,347	-
Deferred compensation expense	3,896,799	966,439
Deferred income taxes	(5,300,000)	-
Changes in operating assets and liabilities:
Trade receivables	(358,144)	32,588
Inventories	3,081,595	(7,346,578)
Prepaid expenses and other current assets	(3,714,886)	(2,310,552)
Accounts payable	4,721,780	(973,693)
Accrued expenses and other liabilities	(1,399,007)	856,687
Net cash provided by operating activities	41,540,092	23,596,706

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(16,186,622)	(11,371,746)
Restricted cash	(1,000,000)	-
Net cash used in investing activities	(17,186,622)	(11,371,746)

Cash Flows From Financing Activities
Repayments of long-term debt and capital lease obligations	(1,703,074)	(617,964)
Distributions to members of Tile Shop LLC	(26,306,455)	(13,470,697)
Cash received in merger with JWC Acquisition Corp	62,904,424	-
Proceeds from issuance of common shares to JWC Acquisition Corp's shareholders	15,000,000	-
Payment to members of Tile Shop LLC for contribution	(75,000,000)	-
Proceeds from exercise of warrants	599,161	-
Payment towards special cash distribution units	(300,000)	-
Expenses for recapitalization	(1,075,489)	-
Receipt on note from member	1,205,134	-
Net cash used in financing activities	(24,676,299)	(14,088,661)

Net change in cash	(322,829)	(1,863,701)

Cash and cash equivalents beginning of period	6,283,477	14,116,594
Cash and cash equivalents end of period	$5,960,648	$12,252,893
Supplemental disclosure of cash flow information
Cash paid for interest	$297,312	$296,839
Cash paid for income taxes	$437,688	$586,362
Non cash items
Issuance of promissory note as a part of merger transaction	$69,771,111	$-
Increase in accrued expenses and APIC through merger transactions	$1,662,068	$-
Increase in APIC for transaction costs	$2,146,766	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 1: Organization and Nature of Business

The Tile Shop, LLC (“The Tile Shop”) was formed on December 30, 2002, as a Delaware limited liability company (LLC) and began operations on January 1, 2003. Tile Shop Holdings, Inc. (the “Company”) was incorporated under the laws of the state of Delaware in 2012 as a wholly-owned subsidiary of The Tile Shop. The Company was formed for the purpose of consummating the transactions contemplated by the Contribution and Merger Agreement (the “Contribution and Merger Agreement”), dated June 27, 2012, by and among JWC Acquisition Corp., a Delaware corporation (“JWCAC”), The Tile Shop, the member of The Tile Shop other than ILTS, LLC, a Delaware limited liability company (“ILTS”), Nabron International, Inc., a Bahamas corporation (“Nabron”), Tile Shop Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Peter J. Jacullo III, as representative (“Business Combination”), which was completed on August 21, 2012 and is fully discussed in Note 2 below. JWCAC was incorporated under the laws of the state of Delaware in 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving JWCAC and one or more businesses.

The Company and subsidiaries are engaged in the sale of tile and flooring products. The Company also fabricates or manufactures certain products in Michigan and Wisconsin. The Company’s primary market is retail sales to consumers; however, the Company does have sales to contractors. As of September 30, 2012, the Company had 62 stores and an on-line retail operation. The retail stores are located in Minnesota, Wisconsin, Kansas, Illinois, Michigan, Ohio, Indiana, Maryland, Missouri, Kentucky, New York, Virginia, Iowa, North Carolina, New Jersey, Tennessee, Nebraska, Delaware, Georgia, and Pennsylvania. The Company also has distribution centers located in Wisconsin, Michigan, and Virginia.

Note 2: Business Combination

On August 21, 2012, pursuant to the terms of the Contribution and Merger Agreement, the Business Combination was consummated. The members of The Tile Shop other than ILTS contributed their membership interests in The Tile Shop to the Company, and Nabron contributed its membership interest in ILTS to the Company (the “Contribution”), in exchange for (i) a cash payment of $75 million, (ii) 32,000,000 shares of the Company’s common stock valued at $320 million, and (iii) promissory notes issued by the Company in the aggregate principal amount of $69.8 million. As a result of the Contribution, all ownership interests in The Tile Shop were contributed to the Company.

Prior to the Business Combination, certain JWCAC shareholders exercised their redemption rights with respect to 5.5 million shares of JWCAC public stock, which were redeemed at the closing of the Business Combination. Immediately thereafter and concurrently with the Contribution, Merger Sub merged with and into JWCAC, with JWCAC surviving (the “Merger”). In connection with the Merger, (i) each remaining outstanding share of JWCAC common stock was exchanged for one share of the Company’s common stock and (ii) each outstanding JWCAC warrant (17,833,333) that was formerly exercisable for one share of JWCAC common stock became exercisable for one share of the Company’s common stock.

In connection with the Business Combination, certain members of the JWC Acquisition LLC, an affiliate of JWCAC, purchased 1,500,000 shares of the Company’s common stock from the Company in a private placement at a purchase price of $10.00 per share, and the members of The Tile Shop withdrew $12.9 million of cash from The Tile Shop by way of dividend.

As result of the Business Combination, the Company owns, directly or indirectly, all of the equity in The Tile Shop, ILTS, and JWCAC. Immediately following closing of the Business Combination, the former members of The Tile Shop and the former JWCAC stockholders hold 75.2% and 24.8%, respectively, of the issued and outstanding shares of common stock of the Company.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 2: Business Combination (continued)

The number of shares of common stock of the Company issued and outstanding immediately following the consummation of the Business Combination is summarized as follows:

Number of
Shares
JWCAC public shares outstanding prior to the Business Combination	12,500,000
JWCAC founder shares	2,034,884
Total JWCAC shares outstanding prior to the Business Combination	14,534,884
Less: redemption of JWCAC public shares	(5,500,000)
Total JWCAC shares outstanding immediately prior to the effective date of the Business Combination	9,034,884
Common shares issued as consideration to members of The Tile Shop	32,000,000
Common shares issued to sponsor of JWCAC	1,500,000
Total common shares outstanding at closing, August 21, 2012	42,534,884

Basis of presentation and accounting treatment of Business Combination:

The Tile Shop is considered the acquirer for accounting purposes, and has accounted for the Business Combination as a recapitalization because it obtained effective control of JWCAC. The Tile Shop did not have a change in control since The Tile Shop’s operations comprises the ongoing operations of the combined entity, its senior management became the senior management of the combined entity, and its former owners own a majority voting interest in the combined entity and are able to elect a majority of the combined entity’s board of directors. Accordingly, the Business Combination does not constitute the acquisition of a business for purposes of Financial Accounting Standards Board’s Accounting Standard Codification 805, “Business Combinations,” (ASC 805). As a result, the assets and liabilities of The Tile Shop and JWCAC are carried at historical cost and the Company has not recorded any step-up in basis or any intangible assets or goodwill as a result of the Business Combination. All direct costs of the Business Combination are offset to additional paid-in-capital. The historical financial statements presented herein are that of The Tile Shop for all periods.

In the condensed consolidated financial statements, the recapitalization of the number of shares of common stock attributable to The Tile Shop members is reflected retroactive to January 1, 2011. Accordingly, the number of shares of common stock presented as outstanding as of January 1, 2011 totaled 32,000,000 consisting of the number of shares of common stock issued to The Tile Shop members other than ITLS and Nabron as consideration for the Contribution. This number of shares was also used to calculate the Company’s earnings per share for all periods prior to the Business Combination.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 2: Business Combination (continued)

The cash flows related to the Business Combination, as reported in the Condensed Consolidated Statement of Cash Flow is summarized as follows:

Amount
Cash in trust at JWCAC	$124,950,000
Add: proceeds from issue of shares	15,000,000
Less: redemption of JWCAC public shares	(54,960,400)
Less: cash paid to The Tile Shop members	(75,000,000)
Less: payment of deferred offering cost by JWCAC	(7,085,176)

Remaining cash received by the Company in the merger	$2,904,424

Because the former members of The Tile Shop retained a significant ownership interest in the Company following the Business Combination, a portion of the $69.8 million of notes payable issued to former members of The Tile Shop members as part of the Business Combination is treated as a leveraged dividend. Accordingly $52.5 million has been reflected as a distribution of retained earnings in the accompanying financial statements. The remainder of these notes payable have been deducted from additional paid in capital.

Pro Forma Information:

Actual results of operations are included in the unaudited condensed consolidated interim financial statements from the date of the applicable business combination. The unaudited pro forma computation related to the conversion to a C Corporation for income tax purposes assumes that such conversion occurred as of January 1, 2011. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the change in tax status occurred as of the beginning of each such year.

Note 3: Summary of Selected Significant Accounting Polices

Basis of preparation:

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with United States generally accepted accounting principles (“US GAAP”) to reflect the financial position, results of operations and cash flows of the Company. These financial statements have been prepared on a going concern basis, which assumes the realization of assets and satisfaction of liabilities in the normal course of business.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 3: Summary of Selected Significant Accounting Polices (continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011, which are included in the Company’s prospectus filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, on August 3, 2012. The same accounting policies are followed in preparing nine month financial data as are followed in preparing annual data. See the notes in the audited financial statements for the year ended December 31, 2011 for those policies. In the opinion of management, all adjustments necessary for the fair presentation of nine month operating results are reflected herein and are of a normal, recurring nature.

Use of estimates:

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amount of assets and liabilities reported on the Company's balance sheets and the amounts of income and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition and related reserves for sales returns, useful lives of property, plant and equipment, allowance for trade receivables, determining impairment on long-lived assets, valuation of inventory, determining compensation expense on stock based compensation plans and accruals for incentive compensation. Actual results may differ from these estimates.

Cash and cash equivalents:

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Trade receivables:

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables. Management determines the allowance for doubtful accounts on a specific identification basis as well as by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventories:

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consist primarily of merchandise held for sale. Inventories comprised of the following as September 30, 2012 and December 31, 2011:

	September 30, 2012	December 30, 2011
Finished goods	$36,978,269	$38,380,074
Raw materials	1,061,169	1,219,951
Finished goods in transit	2,622,838	4,143,847
Total	$40,662,276	$43,743,872

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 3: Summary of Selected Significant Accounting Polices (continued)

Income taxes:

As a result of the Business Combination, beginning August 21, 2012, the Company’s results of operations are taxed as a C Corporation. Prior to the Business Combination, The Tile Shop’s operations were taxed as a limited liability company, whereby The Tile Shop elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for federal income taxes has been provided in the accompanying condensed consolidated financial statements for periods prior to August 21, 2012. The provision recorded prior to August 21, 2012, represents income taxes primarily payable by The Tile Shop, due to minimum fees in several states and income tax in the state of Michigan.

The change in status to a taxable entity and the transactions consummated as part of the Business Combination resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of The Tile Shop’s assets and liabilities at the date of the Business

Combination including the following:  (i) historical outside basis difference at December 31, 2011, (ii) outside basis differences occurring in 2012 prior to the Business Combination, and (iii) the tax basis increase of The Tile Shop membership interests directly held by the Company related to the Business Combination. At September 30, 2012, outside basis differences prior to the Business Combination relating primarily to temporary basis differences in inventory, fixed assets, accruals, and outside basis differences, totaled approximately $5.3 million, which have been tax-effected at a 40% rate. This deferred tax asset of $5.3 million was recognized and included in the tax benefit for the three and nine months ended September 30, 2012. The tax provision for three and nine months ended September 30, 2012, also includes a tax expense of $0.5 million which was determined using a projected effective tax rate of 42.0% on income for the period August 21, 2012 (the date on which the tax status changed to a C Corporation) to December 31, 2012.

In addition, deferred tax assets of $27.8 million were recognized in connection with the Business Combination transactions (related to item (iii) above), which enables the Company to utilize future tax deductions for the step-up in basis of The Tile Shop members ownership interests that have been contributed to the Company. These basis differences have been tax-effected at a rate of 40% and were credited directly to additional paid in capital as of the closing of the Business Combination. Total deferred tax assets recognized in connection with the Business Combination of $33.1 million have been analyzed and classified as current ($5.2 million) or long term ($27.9 million) on the balance sheet as of September 30, 2012.

These amounts represent the preliminary determination of the deferred tax assets and liabilities recognized in the Business Combination because the Company has not filed its final tax return. We do not expect any potential adjustments made to be material in relation to the preliminary values.

Prospectively, the Company will recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

The Company has adopted FASB ASC 740-10 relating to “Accounting for uncertainty in income taxes”. As a result of the implementation of FASB ASC 740-10, the Company recognized no adjustment for uncertain tax positions. As of September 30, 2012, the Company did not recognize any reserves for uncertain tax positions nor has it accrued interest and penalties related to uncertain tax positions.

Revenue recognition:

Sales are recognized upon pick up or delivery of products, which is when transfer of title to a customer occurs, the sales price is fixed or determinable, and collection is reasonably assured. The Company is required to charge and collect sales and other taxes on sales to its customers and remit the taxes back to the government authorities. Sales and other taxes are recorded in the consolidated balance sheets but excluded from the consolidated statements of income. Shipping costs charged to customers are included in sales and shipping costs charged to the Company are included in cost of sales.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 3: Summary of Selected Significant Accounting Polices (continued)

The Company accrues a liability for sales returns and exchanges in the period that the related sales are recognized. The customer may receive a refund or exchange the original product for a replacement of equal or similar quality for an indefinite period of time after the original purchase. The Company regularly assesses and adjusts the estimated liability for updated return rates based on actual trends and projected claim costs. A revision of estimated claim rates and claim costs or revisions to the Company’s exchange policies may have a material effect on future results of operations.

Stock based compensation:

The Company has given equity linked incentives to certain employees. The Company accounts for equity linked incentives in accordance with ASC 718 “Stock Compensation”. ASC 718 addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

The Company has granted cash settled and equity settled awards. Until consummation of the Business Combination, the cash settled awards were classified as liabilities as required under ASC 718. At each reporting date the liability was measured at intrinsic value with resulting changes recognized in the consolidated statements of income.

Upon consummation of Business Combination, the Company has only equity settled awards. The Company measures compensation cost for equity settled awards at fair value on the date of grant and recognizes compensation cost in the Condensed Consolidated Statements of income over the requisite service or performance period the award is expected to vest. Compensation cost is determined by using option pricing models.

Concentration of risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and bank deposits. By their nature, all such instruments involve risks including credit risks of non-performance by counterparties. A substantial portion of the Company's cash and cash equivalents and bank deposits are invested with banks with high investment grade credit ratings.

Segments:

The Company’s operations consist primarily of the retail sale of tile and flooring products in various metropolitan areas in the United States through company-operated stores or online through its website. The Company’s chief operating decision maker only reviews the consolidated results of the Company and accordingly the Company has concluded it has one reportable segment.

Recent Accounting Pronouncements:

There were no new accounting pronouncements that would have a significant impact on The Tile Shop’s results of operations, financial condition or liquidity.

Note 4: Debt

The Tile Shop had a $3 million commercial credit facility with a bank. Borrowings under this arrangement bore interest at 2.0 percent above the daily one-month LIBOR rate and were secured by substantially all The Tile Shop assets. On September 28, 2012, the Company paid the $1.1 million outstanding balance in full and terminated the credit facility agreement (See Note 10).

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 5: Promissory Notes

As part of the Business Combination, promissory notes were issued by the Company in the aggregate principal amount of $69.8 million (the “Promissory Notes”). The Promissory Notes had a three year term, could be prepaid at any time without penalty, and bore interest at a rate of 4% per annum, payable quarterly. Upon the issuance of senior indebtedness where the proceeds of such indebtedness were used to repay not less than 50% of the aggregate principal amount of the Promissory Notes, the term of the Promissory Notes would be extended to the date 180 days following the term of such senior indebtedness and the interest rate on the outstanding principal amount of the Promissory Notes will increase to 10% per annum. If the Promissory Notes were not repaid by the Company in full by the third anniversary of the consummation of the Business Combination, up to an aggregate of $20,000,000 of the then-outstanding principal amount of the Promissory Notes would have been convertible into shares of the Company’s common stock at a conversion price of $10.00 per share.

Subsequent to the balance sheet date, the Company obtained a $100 million senior secured credit facility which was utilized, in part, to repay the Promissory Notes in full (See Note 10).

Note 6: Fair Value of Financial Instruments:

These condensed consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable and debt. At September 30, 2012 and December 31, 2011, the carrying amount of the Company’s cash and cash equivalents, trade receivables, approximated their fair values due to their short maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

Note 7: Related Party Transactions

The Special Cash Distribution Units issued by The Tile Shop were owned by Mr. Robert Rucker, the President and CEO. The units received annual payments of $300,000 for a term of 10 years through 2012 and were fully paid as of June 30, 2012.

The Tile Shop had a note receivable from Robert Rucker, the President and CEO. The note was due in annual installments of $300,000 of principal and interest at a rate of 2.6% per annum with a final installment due in 2012 which was fully received as of June 30, 2012.

The Company has issued Promissory Notes to members of The Tile Shop for an aggregate principal amount of $69.8 million in connection with the Business Combination which were outstanding at September 30, 2012. The Company has recorded interest expense of $305,846 for the three and nine months ended September 30, 2012 related to these notes.

During the three months ended September 30, 2012, the Company obtained an unsecured short term loan of $5.5 million from Nabron. The loan was obtained to provide short term working capital and liquidity for the Company. The loan was paid off during the three months ended September 30, 2012 with interest of $20,777.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 8: Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Common stock issued to The Tile Shop members other than ILTS and to Nabron in exchange for their direct or indirect ownership interests in The Tile Shop are retroactively reflected from January 1, 2011 as the number of shares outstanding in all periods prior to August 21, 2012 for the purpose of the earnings (loss) per share calculation. The additional shares issued as part of the Business Combination have been reflected as outstanding shares from August 21, 2012. All outstanding warrants and stock options have been excluded from the calculation for the three and nine months ended September 30, 2012, as their effect would have been anti-dilutive for both periods.

Basic and diluted earnings (loss) per share were calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net income	$9,842,046	$6,601,669	$30,631,403	$24,686,641
Weighted-average shares outstanding – basic	36,581,888	32,000,000	33,544,079	32,000,000
Effect of diluted securities attributable to stock-based payments	1,056		0
Weighted-average shares outstanding – diluted	36,582,944	32,000,000	33,544,079	32,000,000
Earnings per share from continuing operations:
Basic	$0.27	$0.21	$0.91	$0.77
Diluted	$0.27	$0.21	$0.91	$0.77

Note 9: Equity Incentive Plans

2006 Plan

In 2006, The Tile Shop created an equity incentive deferred compensation plan for certain key employees. The plan provisions called for granting participation units to key employees to allow them to participate in the increased value of The Tile Shop. Under the plan, the units granted are payable in cash on the 10th or 15th anniversary of the award, except in the event of death or a change in control in The Tile Shop, in which case settlement would occur on date of death of employee or date of change or control. On the settlement date, the participants will be paid cash equal to the difference between Fair Market Value as determined in accordance with the plan (“FMV”) of The Tile Shop’s common units as of the valuation date immediately preceding the exercise date less the initial FMV multiplied by the number of units.

In June 2006, 600,000 units were granted, which are exercisable on the 10th anniversary of the award. The initial FMV of the units was set at $1.203 per unit. The second grant of 200,000 units occurred on May 25, 2007 at an initial FMV of $2.1245 per unit which are exercisable on the 15th anniversary of the award. The final grant under the plan was on January 1, 2009 for 200,000 units, which are exercisable on the 15th anniversary of the award. The initial FMV for these units was set at $3.1725 per unit. All the units vested immediately. These awards were accounted for under ASC 718 and classified as liabilities. The Company measured the liability at intrinsic value at each reporting period. Fluctuations in the intrinsic value of the liability award were recorded as increases or decreases in compensation expense immediately as the awards were fully vested at the grant date. The intrinsic value was calculated based on the difference between FMV of the Company’s common unit, based on an analysis of enterprise value at each valuation date, and the initial FMV determined in accordance with the plan.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 9: Equity Incentive Plans (continued)

Effective immediately prior to the consummation of the Business Combination, The Tile Shop terminated the 2006 Plan and agreed to make a lump-sum cash payment to each holder of the equity units one day following the first anniversary of the effective date of the Business Combination. The Company recognized compensation expense of $2.1 million, and $3.3 million and $.3 and $1 million for the three and nine months ended September 30, 2012 and 2011, respectively, related to this plan.

In 2008, two participants having a total of 200,000 units separated from the Company and their settlement amount of $.2 million was fixed using the FMV on the date of their separation.

As of September 30, 2012, the Company has a deferred compensation liability of $6.0 million related to this terminated 2006 Plan.

January 2012 Restricted Stock Units

On January 1, 2012, The Tile Shop granted and issued 233,500 Series 2012 Participating Capital Appreciation Common Units (“Restricted Stock Units”) to two members of its board of managers (the “Series 2012 Holders”). The Restricted Stock Units were a new series of common units designated by the Tile Shop’s board of managers. These awards vested equally over a four year period on the anniversary of issuance, except on occurrence of a significant event in that would cause acceleration of vesting in full. The Restricted Stock Units were subject to a recapture amount of $300 million as of the issue date, reduced from time to time by the aggregate amount of distributions (not including tax distributions) made, from and after the issue date, by The Tile Shop to the holders of its common unit with respect to such units. No distributions were to be paid to the Series 2012 Holders with respect to their Series 2012 units until the date that the common holders collectively have received distributions (not including tax distributions) of $300 million.

These awards were accounted for under ASC 718 and were classified as liabilities and measured at intrinsic value. Effective immediately prior to the consummation of the Business Combination, the Restricted Stock Units fully vested. As a result, the Company recorded a $0.5 million charge to the income statement to record the deferred compensation expense resulting from the accelerated vesting of the Restricted Stock Units. The Company has recognized compensation cost of $0.5 million and $0.6 million for the three and nine months ended September 30, 2012 related to these units. As a part of Business Combination transaction, the Restricted Stock Units were exchanged for shares of the Company’s common stock.

2012 Plan

Under the 2012 Equity Award Plan (the “2012 Plan”), 2,500,000 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, and restricted stock awards. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2012 Plan will be increased on the first day of each calendar year beginning in 2013 and ending in 2022, in an amount equal to the lesser of (A) 2,500,000 shares, (B) six percent (6%) of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding calendar year, and (C) such smaller number of shares of stock as determined by the Company’s board of directors.

On August 21, 2012, the Company granted 1,755,500 stock options to its employees. Two-thirds of the total number of stock options granted will vest in equal annual installments over four years from the date of grant, based upon such employee’s continued service to the Company (“Time Based Awards”). One-third of the total number of stock options granted will vest in equal annual installments over four years from the date of grant, based both on the appreciation in the price of the Company’s common stock by 20% annually and continued service to the Company (“Performance Based Awards”). The grant-date fair values of Time Based Awards and Performance Based Awards is determined by using the Black-Scholes option pricing model and Monte Carlo Simulation, respectively. Compensation expense is recognized on a straight-line basis over the requisite service period.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 9: Equity Incentive Plans (continued)

Through September 30, 2012, a total of 1,755,500 stock options had been granted under the Plan; no stock options were exercised, vested, or forfeited during the period. The weighted average exercise price as of September 30, 2012 was $10. The weighted average life of options outstanding is 9.9 years. Intrinsic value as of September 30, 2012 is based on the stock price of $14.38, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of shares of in-the-money options outstanding as of September 30, 2012 was 1,755,500 with an intrinsic value of $7.7 million.

As of September 30, 2012, the Company had $5.6 million of unrecognized stock compensation related to unvested options under the 2012 Plan.

Also on August 21, 2012, the Company granted an executive officer an award of 250,000 shares of restricted common stock of the Company, which vests and become unrestricted as to one-third of the total number of shares of common stock on each of December 31, 2013, 2014, and 2015, subject to continued service as an employee, officer, or director of the Company. The grant-date fair value of these awards, as determined by the fair market value on date of grant, is being recognized as stock based compensation expense on a straight-line basis over the requisite service period

Furthermore, the Company also granted an aggregate of 45,000 shares of restricted common stock to its directors which vest at the end of one year from date of grant subject to continued service as director of the Company. The grant-date fair value of these awards, as determined by the fair market value on date of grants is being recognized as stock based compensation expense on a straight-line basis over the requisite service period.

At September 30, 2012, there was approximately $2.9 million of unrecognized stock-based compensation expense associated with the non-vested restricted stock granted. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 1.58 years. The total fair value of shares vested during the period ending September 30, 2012 was $.1 million.

The total compensation cost recognized for the 2012 plan was $.3 million during the three and nine months ended September 30, 2012.

Note 10: Warrants

We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as derivative liabilities under FASB Accounting Standard Codification (ASC) 815, Derivatives and Hedging (ASC 815) if the stock warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock are at a lower price per share than the then-current warrant exercise price. We have determined all of the warrants outstanding to be equity instruments.

In connection with the Merger, each outstanding JWCAC warrant that was formerly exercisable for one share of JWCAC common stock became exercisable for one share of the Company’s common stock. As of September 30, 2012, the Company had outstanding warrants to purchase an aggregate of 17,771,232 shares of common stock at a exercise price of $11.50 per share, and an expiration date of August 21, 2017.

Note 11: Subsequent Events

On October 3, 2012, the Company and its subsidiaries entered into a credit agreement with Bank of America, N.A. and The Huntington National Bank. The credit agreement provides us with a $100 million senior secured credit facility, comprised of a five-year $25 million term loan and a $75 million revolving line of credit. Borrowings pursuant to the credit agreement bear interest at either a base rate or a LIBOR-based rate, at the Company’s option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. Borrowings under the term loan require quarterly principal payments of $0.875 million. The credit agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into certain types of related party transactions. The credit agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In connection with the credit agreement, the Company and its subsidiaries also (i) entered into a security agreement pursuant to which the Company and each of its subsidiaries granted to the lenders under the credit agreement a first priority security interest in certain accounts, inventory, equipment, general intangibles, chattel paper, letters of credit, and other assets to secure the Company’s obligations and those of its subsidiaries under the credit agreement and (ii) agreed to guaranty the Company’s obligations and those of its subsidiaries under the credit agreement.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 11: Subsequent Events (continued)

The Company has used borrowings pursuant to the credit agreement to pay all outstanding obligations pursuant to the Promissory Notes issued in connection with the Business Combination. Due to the fact that the Company effectively refinanced the Promissory Notes with borrowings under its credit facility, the Company has classified the Promissory Notes obligation as of September 30, 2012 in accordance with our payment obligations under its credit facility. Accordingly, the portion of the term loan provided by the credit facility that is required to be repaid within a year, along with the accrued interest on the Promissory Notes have been included in current liabilities on the September 30, 2012 balance sheet.

Additional borrowings pursuant to the credit facility may be used to support our growth and for working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on August 3, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business Combination transaction

We were incorporated in the State of Delaware in June 2012 in order to become the parent company of The Tile Shop, LLC (“The Tile Shop”) following the consummation of a business combination (the “Business Combination”) with JWC Acquisition Corp. (“JWCAC”), a blank check company incorporated in the State of Delaware in July 2010. On August 21, 2012, we consummated the Business Combination and, in connection therewith, became a successor issuer to JWCAC by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Overview

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. We operate 62 stores in 20 states, with an average size of 23,000 square feet. We also sell our products on our website.

We purchase our tile products and accessories directly from producers and manufacture our own setting and maintenance materials, such as thinset, grout, and sealers. We believe that our long-term producer relationships, together with our design, manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources and believe that we are a leading retailer of stone tiles, accessories, and related materials in the United States.

We believe that the highly-fragmented U.S. retail tile market provides us with a significant opportunity to expand our store base. We have opened nine new stores in the U.S. in 2012 and plan to open an additional four stores during the remainder of 2012 and no fewer than 15 stores in 2013. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies.

For the year ended December 31, 2011 and the nine months ended September 30, 2012, we reported net sales of $152.7 and $136.5 million, respectively, and income from operations of $32.6 million and $26.9 million, respectively. From December 31, 2007 to December 31, 2011, our net sales and income from operations increased at compounded annual growth rates of 8.2% and 14.0%, respectively. During that period, we opened 14 new retail locations and focused on cost control and implementing selected price increases in order to maintain its gross profit and income from operations. We plan to continue to focus on store growth and controlling costs.

Net cash flows provided by operating activities were $34.7 million, $32.5 million, and $42.6 million for the years ended December 31, 2011 and 2010 and the nine months ended September 30, 2012, respectively, which were used to fund capital expenditures for opening new stores and daily operations. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows and with borrowings pursuant to our credit facility. As of September 30, 2012, we had cash of $6.0 million and working capital of $28.9 million.

We plan to continue to invest in strong customer service by leveraging our highly trained staff from our existing store base to train new store staff. In 2011, we began to deploy iPOS, a hand held mobile device that provides our sales associates with real-time access to warehouse inventory, the ability to create a new customer order, process payments, edit orders, and look up a customer’s contact information and order history while on the store floor. We completed the deployment of iPOS to all of our stores in 2012. We continues to invest in our marketing and brand management, website improvements, and growing use of social media. We also plan to maintain our marketing and brand management by periodically remodeling our in-store displays and developing content about our store and products for smart phones and tablets. In 2011, approximately 50% of our net sales were from repeat customers.

As a result of our becoming a public company in connection with the Business Combination, we anticipate incurring incremental general and administrative expenses of approximately $2 million annually. These expenses will include annual and quarterly reporting; Sarbanes-Oxley compliance expenses; expenses associated with listing on the Nasdaq Stock Market; chief financial officer and additional staff compensation; legal fees; independent auditor fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; and director compensation. The effect of these incremental general and administrative expenses are not reflected in our historical consolidated financial statements.

Our business is subject to seasonal fluctuations and generally has experienced more sales and a greater portion of income from operations during the first two quarters of our fiscal year and slower activity in the fourth quarter due to holidays. We expect this trend to continue for the foreseeable future.

Recent Developments

On October 3, 2012, we and our subsidiaries entered into a credit agreement with Bank of America, N.A. and The Huntington National Bank. The credit agreement provides us with a $100 million senior secured credit facility, comprised of a five-year $25 million term loan and a $75 million revolving line of credit. Borrowings pursuant to the credit agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. Borrowings under the term loan require quarterly principal payments of $0.875 million. The credit agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into certain types of related party transactions. The credit agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In connection with the credit agreement, we and our subsidiaries also (i) entered into a security agreement pursuant to which we and each of our subsidiaries granted to the lenders under the credit agreement a first priority security interest in certain accounts, inventory, equipment, general intangibles, chattel paper, letters of credit, and other assets to secure our obligations and those of our subsidiaries under the credit agreement and (ii) agreed to guaranty the our obligations and those of subsidiaries under the credit agreement.

We have used borrowings pursuant to the credit agreement to pay all outstanding obligations pursuant to the approximately $70 million of promissory notes that we issued in connection with the Business Combination. Additional borrowings pursuant to the credit agreement may be used to support our growth and for working capital purposes.

Key Components of our Consolidated Statements of Income

Net sales

Net sales represent total charges to customers and include freight charged to customers. The increase in net sales in recent years has been a result of store base growth, increases in same store sales, expansion of product lines, and a gradually improving national economy. From 2009 to 2011, our net sales grew 31.4% to $152.7 million.

The table below sets forth information about our same store sales growth from 2009 to September 30, 2012. Our increase in same store sales growth is primarily attributable to increases in volume. Same store sale amounts include total charges to customers less any actual returns. We do not include estimated return provisions or sales allowances in the same store sales calculation, as return reserves are calculated at the consolidated level. In general, we consider a store comparable on the first day of the 13th month of operation.

	Three Months Ended September 30,		Nine Months Ended September 30,		Years Ended December 31,
	2012	2011	2012	2011	2011	2010	2009
Same store sales growth	5.9%	5.1%	5.5%	6.1%	6.4%	11.4%	(4.6)%

We opened five, five, and one new stores in 2011, 2010, and 2009, respectively, as well as nine new stores in the nine months ended September 30, 2012. Net sales at new stores are generally lowest in the first few months after a location is opened and generally increase over time. We expect a store’s net sales to increase faster during its first three years of operation than in its later years. Store locations opened in existing markets tend to have higher net sales in the first year of operation than store locations opened in new markets, as a portion of such net sales come from more mature stores in those markets.

Cost of sales

Cost of sales (excluding depreciation and amortization) consists primarily of costs associated with purchasing products and delivering them to customers, as well as costs associated with manufacturing of maintenance materials.

Gross profit

Gross profit is net sales less cost of sales. Gross margin is the percentage determined by dividing gross profit by net sales.

In 2011, 2010, and 2009 our gross margin was 73.6%, 73.3%, and 72.7%, respectively. For the nine months ended September 30, 2012 and 2011 our gross margin was 72.9% and 73.7%, respectively. We have been able to maintain stable gross margins as a result of product cost control and expect that our gross margin will continue in the same range.

Selling, general, and administrative expenses

Payroll costs and occupancy expenses have historically been our most significant selling, general, and administrative expenses. Payroll costs exclude costs associated with manufacturing labor costs, as those costs are included in cost of sales. In 2011, 2010, and 2009, our selling, general, and administrative expenses as a percentage of net sales was 52.2%, 50.7%, and 51.8%, respectively. For the nine months ended September 30, 2012 and, 2011 selling, general, and administrative expenses as a percentage of net sales was 50.3% and 50.6%, respectively. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Since the consummation of the Business Combination, we have incurred, and expect to continue to incur, increased incremental general and administrative expenses attributable to operating as a publicly traded company. These costs include those associated with Securities and Exchange Commission reporting, Sarbanes-Oxley compliance, and listing on the Nasdaq Stock Market, as well as increased compensation to our financial personnel, professional fees, insurance costs, director compensation.

Income taxes

We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rates for the three and nine months ended September 30, 2012 are not necessarily indicative of the effective tax rate that may be expected for fiscal year 2012 or future periods.

Adjusted EBITDA

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States, or GAAP and adding interest expense, income taxes, depreciation and amortization, deferred compensation, and stock-based compensation. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

Our management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our consolidated financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which expenses and income are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, management presents non-GAAP financial measures in connection with GAAP results. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$9,842	$6,602	$30,631	$24,687

Interest expense	450	97	626	297

Income taxes	(4,722)	153	(4,299)	579

Depreciation and amortization	2,750	2,121	7,543	6,158

Deferred compensation expense	2,624	374	3,898	966

Stock-based compensation	263	-	263	-

Adjusted EBITDA	$11,207	$9,347	$38,662	$32,687

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition.

We consider the assumptions and estimates associated with recognition of revenue, stock-based compensation, and property, plant, and equipment to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2011. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended (the “Securities Act”), on August 3, 2012.

Comparison of the Three Months Ended September 30, 2012 and the Three Months Ended September 30, 2011

The major components of sales, cost of sales, operating expenses and other income, and benefit (provision) for income taxes are discussed below.

	Three months ended September 30
		% of		% of
	2012	sales	2011	sales
Net sales	$44,288,400		$37,083,846
Cost of sales	12,196,858	27.5%	9,872,598	26.6%
Gross profit	32,091,542	72.5%	27,211,248	73.4%
Selling, general and administrative expenses	23,899,183	54.0%	19,992,329	53.9%
Deferred compensation expense	2,623,739	5.9%	373,542	1.0%
Income from operations	5,568,620	12.6%	6,845,377	18.5%
Interest expense	450,406	1.0%	94,498	0.3%
Other income	1,386	0.0%	6,961	0.0%
Income before income taxes	5,119,600	11.6%	6,757,840	18.2%
Benefit (provision) for income taxes	4,722,486	10.7%	(153,172)	-0.4%
Net income	$9,842,086	22.2%	$6,604,668	17.8%

Net sales

Net sales increased by $7.2 million, or 19.4%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase is primarily due to net sales of $4.8 million from 11 new stores, and an increase of $2.4 million from same store sales growth.

Gross profit

Gross profit increased $4.9 million, or 17.9%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to the increase in net sales. Gross margin decreased 0.3% for the three months ended September 30, 2012 from the three months ended September 30, 2011, primarily due to slightly higher product related costs and transportation expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $3.9 million, or 19.5%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Selling, general, and administrative expenses as a percentage of net sales did not change by a material amount for the three months ended September 30, 2012 compared to three months ended September 30, 2011. The increase in selling, general, and administrative expenses was primarily due to increased payroll costs of $2.4 million, increased rent and occupancy costs of $0.6 million, and increased depreciation and amortization of $0.6 million, as a result of opening new stores. Selling, general and administrative expense also included an increase in stock compensation expense of $0.3 million.

Deferred compensation expense

Deferred compensation expenses increased $2.3 million, or 303%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in deferred compensation expense was primarily due to the termination of The Tile Shop’s historical equity incentive deferred compensation plan, or the 2006 Plan, and the related agreement to make a lump-sum cash payment to each former participant in the 2006 Plan, as well as accelerated vesting of certain membership interests in The Tile Shop in connection with the consummation of the Business Combination. We will not recognize any additional expense related to the foregoing.

Income from operations and operating margin

As a result of the above, income from operations decreased by $1.3 million, or 18.7%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Operating income margin decreased from 18.5% to 12.6% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Excluding the non-recurring deferred compensation expenses in each period, income from operations would have been $8.2 million and $7.2 million for the three months ended September 30, 2012 and 2011, respectively, which represents a 13.9% increase in the 2012 period from the 2011 period.

Interest expense

Interest expense increased $0.4 million, or 78%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase is primarily due to interest on the promissory notes issued in connection with the Business Combination, which have been repaid in full. In future periods, we expect interest expense to be consistent with or slightly higher than the expense for the three months ended September 30, 2012 as a result of borrowings under our credit facility.

Income tax (provision) benefit

Income tax benefit increased $4.8 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as a result of our becoming a taxable entity rather than a pass-through entity. In connection with becoming a taxable entity as a result of the Business Combination, we recognized $5.3 million of net deferred tax assets, which was offset by a tax expense of $0.5 million for the period from August 21, 2012 through September 30, 2012. We expects that our effective tax rate in future periods will approximate 42%, as permanent differences related to stock based compensation will increase the normal expected statutory tax rate.

Net income

As a result of the above, net income increased by $3.2 million, or 49.1%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Comparison of the Nine Months Ended September 30, 2012 and the Nine Months Ended September 30, 2011

	Nine months ended September 30
		% of		% of
	2012	sales	2011	sales
Net sales	$136,463,028		$115,014,677
Cost of sales	37,025,108	27.1%	30,297,496	26.3%
Gross profit	99,437,920	72.9%	84,717,181	73.7%
Selling, general and administrative expenses	68,605,613	50.3%	58,224,776	50.6%
Deferred compensation expense	3,896,799	2.9%	966,439	0.8%
Income from operations	26,935,508	19.7%	25,525,966	22.2%
Interest expense	626,023	0.5%	296,839	0.3%
Other income (expense)	23,052	0.0%	36,116	0.0%
Income before income taxes	26,332,537	19.3%	25,265,243	22.0%
Benefit (provision) for income taxes	4,298,866	3.2%	(578,603)	-0.5%
Net income	$30,631,403	22.4%	$24,686,640	21.5%

Net sales

Net sales increased by $21.4 million, or 18.6%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase is primarily due to net sales of $14.8 million from 11 new stores, and an increase of $6.6 million from same store sales growth.

Gross profit

Gross profit increased $14.7 million, or 17.4%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to the increase in net sales. Gross margin decreased 0.9% for the nine months ended September 30, 2012 from the nine months ended September 30, 2011, primarily due to slightly higher product related costs and transportation expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $10.4 million, or 17.8%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Selling, general, and administrative expenses as a percentage of net sales decreased from 50.6% to 50.3% for the nine months ended September 30, 2012 compared to nine months ended September 30, 2011. The increase in selling, general, and administrative expenses was primarily due to increased payroll costs of $5.5 million, increased rent and occupancy costs of $1.5 million, and increased depreciation and amortization of $1.4 million, primarily as a result of opening new stores. Selling, general and administrative expense also included an increase in stock compensation expense of $0.3 million.

Deferred compensation expense

Deferred compensation expenses increased $2.9 million, or 303%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in deferred compensation expense was primarily due to the termination of The Tile Shop’s 2006 Plan and the related agreement to make a lump-sum cash payment to each former participant in the 2006 Plan, as well as accelerated vesting of certain membership interests in The Tile Shop in connection with the consummation of the Business Combination. We will not recognize any additional expense related to the foregoing.

Income from operations and operating margin

As a result of the above, income from operations increased by $1.4 million, or 5.5%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Operating income margin decreased from 22.2% to 19.7% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Excluding the non-recurring deferred compensation costs in each period, income from operations would have been $30.8 million and $26.5 million for the nine months ended September 30, 2012 and 2011, respectively, which represents a 16.2% increase in the 2012 period from the 2011 period.

Interest expense

Interest expense increased $0.3 million, or 53%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase is primarily due to interest incurred on the promissory notes issued in connection with the Business Combination, which have been repaid in full. In future periods, we expect interest expense to be consistent with or slightly higher than the expense for the three months ended September 30, 2012 as a result of borrowings under our credit facility.

Income tax provision (benefit)

Income tax benefit increase $4.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as a result of our becoming a taxable entity rather than a pass-through entity. In connection with becoming a taxable entity as a result of the Business Combination, we recognized $5.3 million of net deferred tax assets, which was offset by a tax expense of $0.5 million for the period from August 21, 2012 through September 30, 2012.

Net income

As a result of the above, net income increased by $5.9 million, or 24.1%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $6.0 million of cash and cash equivalents at September 30, 2012, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for general corporate purposes, including opening new stores, purchasing additional merchandise inventory and maintaining our existing stores.

On October 3, 2012, we and our subsidiaries entered into a credit agreement with Bank of America, N.A. and The Huntington National Bank. The credit agreement provides us with a $100 million senior secured credit facility, comprised of a five-year $25 million term loan and a $75 million revolving line of credit. Borrowings pursuant to the credit agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. Borrowings under the term loan require quarterly principal payments of $0.875 million. The credit agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into certain types of related party transactions.

We have used borrowings pursuant to the credit agreement to pay all outstanding obligations pursuant to the approximately $70 million of promissory notes that we issued in connection with the Business Combination, or the Business Combination Notes. Due to the fact that we effectively refinanced the Business Combination Notes with borrowings under our credit facility, we have classified the Business Combination Notes obligation as of September 30, 2012 in accordance with our payment obligations under our credit facility. Accordingly, the portion of the term loan provided by the credit facility that is required to be repaid within a year, along with the accrued interest on the Business Combination Notes have been included in current liabilities on the September 30, 2012 balance sheet.

Additional borrowings pursuant to the credit facility may be used to support our growth and for working capital purposes.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

In 2012, we expect to make capital expenditures of approximately $26 million. In addition to general capital requirements, we intend to open 13 new stores during 2012, nine of which have been opened to date, with an expected aggregate cost of approximately $18 million. We also plan to spend $1.3 million to renovate our existing in-store displays and $2.4 million to expand one of our distribution centers. We have made capital expenditures of approximately $4.1 million and $16.2 during the three and nine months ended September 30, 2012, respectively. We intend to open no fewer than 15 stores at an expected aggregate cost of approximately $21 million in 2013.

As a result of our becoming a public company in connection with the Business Combination, we anticipate incurring incremental general and administrative expenses of approximately $2 million annually. These expenses will include annual and quarterly reporting; Sarbanes-Oxley compliance expenses; expenses associated with listing on the Nasdaq Stock Market; chief financial officer and additional staff compensation; legal fees; independent auditor fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; and director compensation. The effect of these incremental general and administrative expenses are not reflected in our historical consolidated financial statements.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open, the number of stores that we choose to renovate, and the number and size of any acquisition that we chooses to make. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located.

Cash flows

The following table summarizes our cash flow data for the nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
	(dollars in thousands)
Net cash provided by operating activities	$41,540	$23,597
Net cash used in investing activities	(17,187)	(11,372)
Net cash used in financing activities	(24,676)	(14,089)

Operating activities

Cash flows from operating activities are significantly influenced by net income, depreciation and amortization of property, plant and equipment, amortization of deferred rent, and changes in working capital.

In the nine months ended September 30, 2012, cash provided by operating activities was $41.5 million, driven primarily by our net income of $30.6 million, which was reduced by non-cash charges of $7.7 million, including $7.5 million of depreciation and amortization, $0.3 million of stock-based compensation, $2.2 million of deferred rent, and $3.8 million of deferred compensation costs, offset by a non-cash income tax benefit of $5.3 million. In addition, these cash inflows were increased by a reduction in working capital of $2.9 million, which included a $0.4 million increase in trade receivables, a $3.1 million decrease in inventories, a $3.7 million increase in prepaid expenses and other current assets, a $4.7 million increase in accounts payable, and a $1.4 million decrease in accrued expenses and other liabilities.

In the nine months ended September 30, 2011, cash provided by operating activities was $23.6 million, driven primarily by our net income of $24.7 million, which was reduced by non-cash charges of $8.7 million, including $6.2 million of depreciation and amortization, $1.0 of deferred compensation, and $1.5 million of deferred rent. These cash inflows were offset by an increase in working capital of $9.7 million, which included a $7.3 million increase in inventories, a $2.3 million increase in prepaid expenses and other current assets, a $1 million decrease in accounts payable, and a $0.9 million increase in accrued expenses and other liabilities.

Investing activities

Net cash used in investing activities was $17.2 million and $11.4 million in the nine months ended September 30, 2012 and 2011, respectively. Net cash used in investing activities in each period included capital purchases of store fixtures, equipment and leasehold improvements for stores opened or remodeled, and routine capital purchases of computer hardware and software.

Financing activities

Net cash used in financing activities was $24.6 million and $14.1 million in the nine months ended September 30, 2012 and 2011, respectively. These cash uses were primarily due to distributions to members and principal payments on long-term debt.

Off-balance sheet arrangements

As of September 30, 2012 and December 31, 2011, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual arrangements

As of September 30, 2012, there were no significant changes to our contractual obligations.

New Accounting Pronouncements

There were no new accounting pronouncements that would have a significant impact on our results of operations, financial condition or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily inflation, interest rate risk, and credit concentration risk.

Inflation

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general, and administrative expenses as a percentage of revenues if the selling prices of our products do not increase with these increased costs.

Interest rate risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents and in connection with borrowings under our $100 million credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. We invest in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impacts our cash flows and results of operations.

We currently do not engage in any significant interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in an effort to mitigate losses associated with interest rate risk, we may at times in the future enter into derivative financial instruments, although we have not historically done so to a significant extent. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Credit concentration risk

Financial instruments, which may subject us to concentration of credit risk, consist principally of cash deposits. We maintain cash balances at financial institutions with strong credit ratings. However, the amounts invested with financial institutions are generally in excess of FDIC insurance limits.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, despite our progress, the historical material weaknesses identified by our auditors in connection with their audit of our consolidated financial statements for the year ended December 31, 2011 were not yet effectively remediated as of September 30, 2012, due to the fact that an insufficient period of time has passed for management to test and document the effectiveness our disclosure controls and procedures and, accordingly, the disclosure controls and procedures are not effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

During the quarter ended September 30, 2012, we hired a Chief Financial Officer who has initiated an analysis of our internal accounting controls and procedures. This process has resulted in a number of changes to our processes and procedures that have served to strengthen our controls over financial reporting. We have also taken steps to remedy the historical material weaknesses identified by our auditors in connection with their audit of our consolidated financial statements for the year ended December 31, 2011 by designing and implementing a formalized financial reporting process that includes properly prepared, supported and reviewed balance sheet reconciliations; properly prepared, supported and reviewed journal entries, properly completed and approved financial close checklist; and financial reporting calendar.

Despite our progress, we were unable to conclude that the historical material weaknesses identified by our auditors in connection with their audit of our consolidated financial statements for the year ended December 31, 2011 were effectively remediated as of September 30, 2012, due to the fact that an insufficient period of time has passed for management to test and document the effectiveness of those controls which have been altered or newly created.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Our business is dependent on general economic conditions in our markets.

Our revenues depend, in part, on discretionary spending by our customers. Pressure on discretionary income brought on by economic downturns and slow recoveries, including housing market declines, rising energy prices, and weak labor markets, may cause consumers to reduce the amount that they spend on discretionary items. If recovery from the current economic downturn continues to be slow or prolonged, our growth, prospects, results of operations, cash flows, and financial condition could be adversely impacted. General economic conditions and discretionary spending are beyond our control and are affected by, among other things:

•	consumer confidence in the economy;

•	unemployment trends;

•	consumer debt levels;

•	consumer credit availability;

•	the housing market;

•	gasoline and fuel prices;

•	interest rates and inflation;

•	price deflation, including due to low-cost imports;

•	slower rates of growth in real disposable personal income;

•	natural disasters;

•	national security concerns;

•	tax rates and tax policy; and

•	other matters that influence consumer confidence and spending.

Increasing volatility in financial markets may cause some of the above factors to change with an even greater degree of frequency and magnitude than in the past.

Our ability to grow and remain profitable may be limited by direct or indirect competition in the retail tile industry, which is highly competitive.

The retail tile industry in the United States is highly competitive. Participants in the tile industry compete primarily based on product variety, customer service, store location, and price. There can be no assurance that we will be able to continue to compete favorably with our competitors in these areas. Our store competitors include large national home centers (such as Home Depot and Lowe’s), regional and local specialty retailers of tile (such as Tile America, World of Tile, Century Tile, and Floor and Décor), factory direct stores (such as Dal-Tile and Florida Tile) and privately-owned, single-site stores. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl sheet. In the past, we have faced periods of heightened competition that materially affected our results of operations. Certain of our competitors have greater name recognition, longer operating histories, more varied product offerings, and substantially greater financial and other resources than us. Accordingly, we may face periods of intense competition in the future that could have a material adverse effect on our planned growth and future results of operations. In addition, the barriers to entry into the retail tile industry are relatively low. New or existing retailers could enter our markets and increase the competition that we face. In addition, manufacturers and vendors of tile and related products, including those whose products we currently sell, could enter the U.S. retail tile market and start directly competing with us. Competition in existing and new markets may also prevent or delay our ability to gain relative market share. Any of the developments described above could have a material adverse effect on our planned growth and future results of operations.

If we fail to successfully manage the challenges that our planned growth poses or encounter unexpected difficulties during our expansion, our revenues and profitability could be materially adversely affected.

One of our long term objectives is to increase revenues and profitability through market share leadership. Our ability to achieve market share leadership, however, is contingent upon our ability to open new stores and achieve operating results in new stores at the same level as our similarly situated current stores. There can be no assurance that we will be able to open stores in new markets at the rate required to achieve market leadership in such markets, identify and obtain favorable store sites, arrange favorable leases for stores, or obtain governmental and other third-party consents, permits, and licenses needed to open or operate stores in a timely manner, train and hire a sufficient number of qualified managers for new stores, attract a strong customer base and brand familiarity in new markets, or successfully compete with established retail tile stores in the new markets that we enter. Failure to open new stores in an effective and cost-efficient manner could place us at a competitive disadvantage as compared to retailers who are more adept than us at managing these challenges, which, in turn, could negatively affect our overall operating results.

Our same store sales fluctuate due to a variety of economic, operating, industry and environmental factors and may not be a fair indicator of our overall performance.

Our same store sales have experienced fluctuations, which can be expected to continue. Numerous factors affect our same store sales results, including among others, the timing of new and relocated store openings, the relative proportion of new and relocated stores to mature stores, cannibalization resulting from the opening of new stores in existing markets, changes in advertising and other operating costs, the timing and level of markdowns, changes in our product mix, weather conditions, retail trends, the retail sales environment, economic conditions, inflation, the impact of competition, and our ability to execute our business strategy efficiently. As a result, same store sales or operating results may fluctuate, and may cause the price of our securities to fluctuate significantly. Therefore, we believe that period-to-period comparisons of our same store sales may not be a fair indicator of our overall operating performance.

We intend to open additional stores in our existing markets, which may diminish sales by existing stores in those markets and strain our ability to find qualified personnel or divert our resources from our existing stores, negatively affecting our overall operating results.

Our expansion strategy includes plans to open additional stores in our existing markets as part of our plan to open four additional new stores in the remainder of 2012 and no fewer than 15 new stores in 2013. Because our stores typically draw customers from their local areas, additional stores may draw customers away from nearby existing stores and may cause same store sales performance at those existing stores to decline, which may adversely affect our overall operating results. In addition, our ability to open additional stores will be dependent on our ability to promote and/or recruit enough qualified field managers, store managers, assistant store managers, and sales associates. The time and effort required to train and supervise a large number of new managers and associates and integrate them into our culture may divert resources from our existing stores. If we are unable to profitably open additional stores in existing markets and limit the adverse impact of those new stores on existing stores, it may reduce our same store sales and overall operating results during the implementation of our expansion strategy.

Our expansion strategy will be dependent upon, and limited by, the availability of adequate capital.

Our expansion strategy will require additional capital for, among other purposes, opening new stores and entering new markets. Such capital expenditures will include researching real estate and consumer markets, lease, inventory, property and equipment costs, integration of new stores and markets into company-wide systems and programs, and other costs associated with new stores and market entry expenses and growth. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. In addition, our credit facility may limit the amount of capital expenditures that we may make annually, depending on our leverage ratio. If we fail to obtain sufficient additional capital in the future or we are unable to make capital expenditures under our credit facility, we could be forced to curtail our expansion strategies by reducing or delaying capital expenditures relating to new stores and new market entry. As a result, there can be no assurance that we will be able to fund our current plans for the opening of new stores or entry into new markets.

We depend on a number of suppliers, and any failure by any of them to supply us with products may impair our inventory and adversely affect our ability to meet customer demands, which could result in a decrease in revenues and/or gross margin.

Our current suppliers may not continue to sell products to us on acceptable terms or at all, and we may not be able to establish relationships with new suppliers to ensure delivery of products in a timely manner or on terms acceptable to us. We do not have long-term contractual supply agreements with our suppliers which obligate them to supply us with products at specified quantities or prices. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. We are also dependent on suppliers for assuring the quality of merchandise supplied to us. Our inability to acquire suitable merchandise in the future or the loss of one or more of our suppliers and our failure to replace them may harm our relationship with our customers and our ability to attract new customers, resulting in a decrease in net sales.

We source the approximately 4,000 products that we stock and sell from over 100 domestic and international vendors. We source a large number of those products from foreign manufacturers, including approximately 55% of our products from a group of 10 suppliers located primarily in Asia. We generally take title to these products overseas and are responsible for arranging shipment to our distribution centers. Financial instability among key vendors, political instability, trade restrictions, tariffs, currency exchange rates, and transport capacity and costs are beyond our control and could negatively impact our business if they seriously disrupt the movement of products through our supply chain or increased the costs of our products.

If our suppliers do not use ethical business practices or comply with applicable laws and regulations, our reputation could be harmed due to negative publicity and we could be subject to legal risk.

We do not control the operations of our suppliers. Accordingly, we cannot guarantee that our suppliers will comply with applicable environmental and labor laws and regulations or operate in a legal, ethical, and responsible manner. Violation of environmental, labor or other laws by our suppliers or their failure to operate in a legal, ethical, and responsible manner, could reduce demand for our products if, as a result of such violation or failure, we attract negative publicity. Further, such conduct could expose us to legal risks as a result of the purchase of products from non-compliant suppliers.

If customers are unable to obtain third-party financing at satisfactory rates, sales of our products could be materially adversely affected.

Our business, financial condition, and results of operations have been, and may continue to be affected, by various economic factors. Deterioration in the current economic environment could lead to reduced consumer and business spending, including by our customers. It may also cause customers to shift their spending to products that we either do not sell or that generate lower profitably for us. Further, reduced access to credit may adversely affect that ability of consumers to purchase our products. This potential reduction in access to credit may adversely impact our ability to offer customers credit card financing through third party credit providers on terms similar to those offered currently, or at all. In addition, economic conditions, including decreases in access to credit, may result in financial difficulties leading to restructuring, bankruptcies, liquidations and other unfavorable events for our customers, which may adversely impact our industry, business, and results of operations.

Any failure by us to successfully anticipate consumer trends may lead to loss of consumer acceptance of our products, resulting in reduced revenues.

Our success depends on our ability to anticipate and respond to changing trends and consumer demands in a timely manner. If we fail to identify and respond to emerging trends, consumer acceptance of our merchandise and our image with current or potential customers may be harmed, which could reduce our revenues. Additionally, if we misjudge market trends, we may significantly overstock unpopular products and be forced to reduce the sales price of such products, which would have a negative impact on our gross profit and cash flow. Conversely, shortages of products that prove popular could also reduce our revenues.

We depend on a few key employees, and if we lose the services of certain of our executive officers, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, and sales personnel. Our executive officers include Robert Rucker, president and chief executive officer; Carl Randazzo, senior vice president—retail; and Joseph Kinder, senior vice president—operations. We have employment and non-compete arrangements with each of Messrs. Rucker, Randazzo, and Kinder. If any of these executive officers ceases to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully hire other experienced and qualified executive officers cannot be assured, and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. As a result, the loss or unavailability of any of our executive officers could have a material adverse effect on us.

We have entered into a $100 million credit facility. The burden of this additional debt could adversely affect us, make us more vulnerable to adverse economic or industry conditions, and prevent us from fulfilling our debt obligations or from funding our expansion strategy.

In connection with the Business Combination, we issued promissory notes in an aggregate principal amount of approximately $70 million. We have entered into a credit facility with Bank of America, N.A., as administrative agent and The Huntington National Bank, as syndication agent, for $100 million, including a term loan of $25 million and a revolving credit facility of $75 million, which we have used, in part, to repay the promissory notes issued in connection with the Business Combination. The terms of our credit facility and the burden of the indebtedness incurred thereunder could have serious consequences for us, such as :

•      limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements, expansion strategy, or other needs;

•      placing us at a competitive disadvantage compared to competitors with less debt;

•      increasing our vulnerability to, and reducing our flexibility in planning for, adverse changes in economic, industry, and competitive conditions; and

•      increasing our vulnerability to increases in interest rates if borrowings under the credit facility are subject to variable interest rates.

Our credit facility also contains negative covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•      incur indebtedness;

•      create liens;

•      engage in mergers or consolidations;

•      sell assets (including pursuant to sale and leaseback transactions);

•      pay dividends and distributions or repurchase our capital stock;

•      make investments, acquisitions, loans, or advances;

•      make capital expenditures;

•      repay, prepay, or redeem certain indebtedness;

•      engage in certain transactions with affiliates;

•      enter into agreements limiting subsidiary distributions;

•      enter into agreements limiting the ability to create liens;

•      amend our organizational document in a way that has a material effect on the lenders or administrative agent under our credit facility; and

•      change our lines of business.

A breach of any of these covenants could result in an event of default under our credit facility. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit, or seek amendments to our debt agreements that would provide for terms more favorable to such lender and that we may have to accept under the circumstances. If we were unable to repay those amounts, the lender under our credit facility could proceed against the collateral granted to them to secure that indebtedness.

If we fail to hire, train, and retain qualified managers, sales associates, and other employees, our enhanced customer service could be compromised and we could lose sales to our competitors.

A key element of our competitive strategy is to provide product expertise to our customers through our extensively trained, commissioned sales associates. If we are unable to attract and retain qualified personnel and managers as needed in the future, including qualified sales personnel, our level of customer service may decline, which may decrease our revenues and profitability.

If we are unable to renew or replace current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases is terminated prior to expiration of its stated term, and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

We currently lease all of our store locations. Many of our current leases provide us with the unilateral option to renew for several additional rental periods at specific rental rates. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional store locations, could depend on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, or on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

Compliance with laws or changes in existing or new laws and regulations or regulatory enforcement priorities could adversely affect our business.

We must comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently and the changes can impose significant costs and other burdens of compliance on our business and vendors. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affect employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, or environmental issues, or compliance with Foreign Corrupt Practices Act, could have an adverse impact on our financial condition and results of operations. Changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations can increase our cost of doing business.

We may also be subject to audits by various taxing authorities. Changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could have an adverse effect on our business and results of operations.

As our stores are generally concentrated in the mid-western and mid-Atlantic regions of the United States, we are subject to regional risks.

We have a high concentration of stores in the mid-western and mid-Atlantic regions. If these markets individually or collectively suffer an economic downturn or other significant adverse event, there could be an adverse impact on same store sales, revenues, and profitability, and the ability to implement our planned expansion program. Any natural disaster or other serious disruption in these markets due to fire, tornado, hurricane, or any other calamity could damage inventory and could result in decreased revenues.

Our results may be adversely affected by fluctuations in raw material and energy costs.

Our results may be affected by the prices of the components and raw materials used in the manufacture of tile, setting and maintenance materials, and related accessories that we sell. These prices may fluctuate based on a number of factors beyond our control, including: oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates, and government regulation. In addition, energy costs have fluctuated dramatically in the past and may fluctuate in the future. These fluctuations may result in an increase in our transportation costs for distribution from our regional distribution centers to our retail stores, utility costs for our distribution and manufacturing centers and retail stores, and overall costs to purchase products from our vendors.

We may not be able to adjust the prices of our products, especially in the short-term, to recover these cost increases in raw materials and energy. A continual rise in raw material and energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our financial condition and results of operations.

Our success is highly dependent on our ability to provide timely delivery to our customers, and any disruption in our delivery capabilities or our related planning and control processes may adversely affect our operating results.

Our success is due in part to our ability to deliver products quickly to our customers, which relies on successful planning and distribution infrastructure, including ordering, transportation and receipt processing, and the ability of suppliers to meet distribution requirements. Our ability to maintain this success depends on the continued identification and implementation of improvements to our planning processes, distribution infrastructure, and supply chain. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant and any failure to maintain, grow, or improve them could adversely affect our operating results. Our business could also be adversely affected if there are delays in product shipments due to freight difficulties, strikes, or other difficulties at our suppliers’ principal transport providers, or otherwise.

Damage, destruction, or disruption of our distribution and manufacturing centers could significantly impact our operations and impede our ability to produce and distribute our products.

We rely on three regional distribution centers to supply products to all of our retail stores. In addition, we rely on our two manufacturing centers, located at two of our distribution centers, to manufacture our setting and maintenance materials. If any of these facilities, or the inventory stored in these facilities, were damaged or destroyed by fire or other causes, our distribution or manufacturing processes would be disrupted, which could cause significant delays in delivery. This could negatively impact our ability to stock our stores and deliver products to our customers, and cause our revenues and operating results to deteriorate.

Our ability to control labor costs is limited, which may negatively affect our business.

Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing healthcare benefits or labor relations, such as the Employee Free Choice Act, and health and other insurance costs. If our labor and/or benefit costs increase, we may not be able to hire or maintain qualified personnel to the extent necessary to execute our competitive strategy, which could adversely affect our results of operations.

Our business exposes us to personal injury and product liability claims, which could result in adverse publicity and harm to our brands and our results of operations.

We are from time to time subject to claims due to the injury of an individual in our stores or on our property. In addition, we may be subject to product liability claims for the products that we sell. Our purchase orders generally do not require the manufacturer to indemnify us against any product liability claims arising from products purchased by us. Any personal injury or product liability claim made against us, whether or not it has merit, could be time consuming and costly to defend, resulting in adverse publicity or damage to our reputation, and have an adverse effect on our results of operations. In addition, any negative publicity involving our vendors, employees, and other parties who are not within our control could negatively impact us.

Our business operations could be disrupted if our information technology systems fail to perform adequately or we are unable to protect the integrity and security of our customers’ information.

We depend upon our information technology systems in the conduct of all aspects of our operations. If our information technology systems fail to perform as anticipated, we could experience difficulties in virtually any area of our operations, including but not limited to replenishing inventories or delivering products to store locations in response to consumer demands. It is also possible that our competitors could develop better online platforms than us, which could negatively impact our internet sales. Any of these or other systems-related problems could, in turn, adversely affect our revenues and profitability.

In addition, in the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information. We also store credit card information and other personal information about our customers and we are currently assessing our compliance laws associated with the collection, security, and handling of personal information and intend to make any required changes in our systems and policies in response to this assessment. Our failure to comply with such laws, a breach of our network security and systems, or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ personal information could have serious negative consequences for our business, including possible fines, penalties and damages, an unwillingness of customers to provide us with their credit card or payment information, harm to our reputation and brand, loss of our ability to accept and process customer credit card orders, and time-consuming and expensive litigation.

Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal information, payment card or check information, or confidential business information. In addition, an employee, contractor, or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information. The techniques used to obtain unauthorized access or sabotage systems change frequently and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively address these techniques or to implement adequate preventative measures.

Many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and could cause the loss of customers.

Our management and auditors have identified a material weakness in our internal controls over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements.

Prior to the Business Combination, we were not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. As such, we did not make an assessment of the effectiveness of our internal controls over financial reporting nor did we engage our auditors to express, nor have our auditors expressed, an opinion on the effectiveness of our internal controls over financial reporting. In connection with the audit of our consolidated financial statements for the year ended December 31, 2011, our auditors informed us that they had identified a material weakness in our internal controls over financial reporting related to deficiencies in the financial statement close process. Under the standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. If we are unable to remediate our historical material weakness or if additional material weaknesses are identified in the future, a material weakness may exist in our internal controls over financial reporting.

The primary factors contributing to the material weakness in our financial statement close process were:

•      We lacked sufficient personnel with requisite competencies within our finance function for a company of our size and complexity.

•      We did not maintain financial close processes, procedures, and reporting systems that were adequately designed to support the accurate and timely reporting of our financial results.

During the quarter ended September 30, 2012, we hired a chief financial officer who initiated an analysis of our internal accounting controls and procedures. This process has resulted in a number of changes to our processes and procedures that have served to strengthen our controls over financial reporting. We have also taken steps to remedy the historical material weaknesses identified by our auditors in connection with their audit of our consolidated financial statements for the year ended December 31, 2011 by designing and implementing a formalized financial reporting process that includes: conducting properly prepared, supported, and reviewed balance sheet reconciliations; conducting properly prepared, supported, and reviewed journal entries; following a properly completed and approved financial close checklist; and abiding by a financial reporting calendar.

We plan to complete this remediation process as quickly as possible. However, we cannot at this time estimate how long it will take or if it can successfully remediate the historical material weakness. If we are unable to successfully remediate the historical weakness, we may be unable to produce accurate and timely financial statements. Any failure to timely provide required financial information could materially and adversely impact our financial condition and the market value of our securities.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002 that are applicable to us.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002. The standards required for us as a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those required of us as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us. If management is not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, management may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

Concentration of ownership may have the effect of delaying or preventing a change in control.

Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially hold a majority of our outstanding shares of common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our securities.

Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

In accordance with lock-up agreements executed in connection with the consummation of the Business Combination, the former direct and indirect holders of equity interests in The Tile Shop and the JWCAC founders and their affiliates will be permitted to sell an aggregate of 34,014,536 shares of our common stock that they received in the Business Combination (other than 290,697 earnout shares, the treatment of which is described below) on the earlier of (i) the first anniversary of the consummation of the Business Combination, (ii) the date on which the trading price of our common stock exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the closing date of the Business Combination and (iii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of our common stock for cash, securities, or other property. The JWCAC founders will be permitted to sell the 290,697 earnout shares if, prior to the second anniversary of the consummation of the Business Combination, (i) the trading price of our common stock exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and similar events) for any 20 trading days within any 30 trading day period commencing at least 150 days after the closing date of the Business Combination or (ii) we consummate a liquidation, merger, stock exchange, or other similar transaction that results in all of our stockholders having the right to exchange their shares of our common stock for cash, securities, or other property, the value of which equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and similar events). The terms of the lock-up agreements may be amended by us and the other parties to such agreements.

In addition, the former direct and indirect holders of equity interests in The Tile Shop and the JWCAC founders hold registration rights, subject to certain limitations, with respect to our common stock that they received in the Business Combination pursuant to a registration rights agreement. The holders of a majority in interest of our common stock held by the former direct and indirect holders of equity interests in The Tile Shop will be entitled to require us, on up to four occasions, to register under the Securities Act the shares of common stock that they received in the Business Combination. The holders of a majority in interest of our common stock held by the JWCAC founders will be entitled to require us, on up to two occasions, to register under the Securities Act the shares of common stock that they received in the Business Combination, and any shares that may be issued pursuant to the exercise of certain warrants held by them. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock.

Although our common stock is currently listed on the Nasdaq Stock Market, there can be no assurance that we will be able to comply with the continued listing standards.

The Nasdaq Stock Market may delist our common stock from trading on its exchange for failure to meet the continued listing standards. If our common stock were delisted from the Nasdaq Stock Market, we and our stockholders could face significant material adverse consequences including:

•      a limited availability of market quotations for our common stock;

•      a determination that our common stock is a “penny stock” would require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•      a limited amount of analyst coverage; and

•      a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of our securities may decline and/or be volatile.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there had not been a public market for our securities or The Tile Shop’s securities, and trading in JWCAC’s securities had not been active. Since the Business Combination, our common stock has subsequently traded as high as $16.99. An active, liquid, and orderly market for our securities may not be sustained and the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price that you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•      actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to it;

•      changes in the market’s expectations about our operating results;

•      the effects of seasonality on our business cycle;

•      success of competitive retailers;

•      our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•      changes in financial estimates and recommendations by securities analysts concerning us, the housing market, the retail specialty tile market, or the retail market in general;

•      operating and stock price performance of other companies that investors deem comparable to us

•      our ability to market new and enhanced products on a timely basis;

•      changes in laws and regulations affecting our business;

•      commencement of, or involvement in, litigation involving us;

•      changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•      the volume of shares of our common stock available for public sale;

•      any major change in our board of directors or management;

•      sales of substantial amounts of common stock by our directors, executive officers, or significant stockholders or the perception that such sales could occur; and

•      general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The Nasdaq Stock Market and the stock market in general have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these securities, and of our securities, may not be predictable. A loss of investor confidence in the market for retail securities or the securities of other companies that investors perceive to be similar to us could depress the price of our securities regardless of our business, prospects, financial conditions, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who covers us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.

The exercise of warrants to purchase shares of our common stock will increase the number of shares eligible for future resale in the public market and result in dilution to our existing stockholders.

There are outstanding warrants to purchase an aggregate of 17,771,232 shares of our common stock. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

Our management will have broad discretion over the use of the proceeds that we receive from the exercise of the warrants to purchase shares of our common stock and might not apply the proceeds in ways that increase the value our securities.

Our management will have broad discretion to use the proceeds that we receive from the exercise of warrants to purchase shares of our common stock, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply these proceeds in ways that increase the value our securities. We intend to use these proceeds primarily for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters, repayment of indebtedness, and capital expenditures. We may also use a portion of these proceeds to acquire or invest in complementary products or businesses. Until we use these proceeds, we plan to invest them, and these investments may not yield a favorable rate of return. If we do not invest or apply the proceeds that we receive from the exercise of warrants in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of our securities to decline. You will not have the opportunity to influence our decisions on how we use our the proceeds that we receive from the exercise of warrants.

We may redeem certain outstanding warrants to purchase shares of our common stock prior to their exercise at a time that it is disadvantageous to the holders thereof, thereby making such warrants worthless.

We have the ability to redeem certain outstanding warrants to purchase shares of our common stock at any time prior to their expiration at a price of $0.01 per warrant, provided that (i) the last reported sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within the 30 trading-day period ending on the third business day before we send the notice of such redemption and (ii) on the date that we give notice of redemption and during the entire period thereafter until the time all such warrants are redeemed, there is an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise of such warrants and a current prospectus relating to them is available. Redemption of such warrants could force the holders thereof:

•      to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so;

•      to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or

•      to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.

Registration of the shares of common stock underlying outstanding warrants and a current prospectus may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

Under the agreement governing certain of our outstanding warrants to purchase shares of our common stock, we are obligated to use our best efforts to maintain the effectiveness of a registration statement under the Securities Act for the shares of common stock issuable exercise of such warrants, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. In addition, we are obligated to use our best efforts to register the shares of common stock issuable upon exercise of a warrant under the blue sky laws of the states of residence of the exercising warrant holder to the extent an exemption is not available.

In connection with the Business Combination, we registered the shares of common stock issuable upon exercise of such warrants on our registration statement on Form S-4 and intend to continue the effectiveness of such registration statement by filing any necessary post-effective amendments thereto. Nevertheless, if such registration statement is not effective on the 60th business day following the closing of the Business Combination or afterward, we will be required to permit holders to exercise their warrants on a cashless basis, under certain circumstances specified in the warrant agreement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the shares issuable upon such exercise are registered or qualified under the Securities Act and securities laws of the state of the exercising holder to the extent an exemption is unavailable. In no event will we be required to issue cash, securities, or other compensation in exchange for the warrants in the event that the shares underlying such warrants are not registered or qualified under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. If and when the warrants become redeemable, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

We are a holding company with no business operations of our own and depend on cash flow from The Tile Shop to meet our obligations.

We are a holding company with no business operations of our own or material assets other than the equity of our subsidiaries. All of our operations are conducted by our subsidiary, The Tile Shop. As a holding company, we will require dividends and other payments from our subsidiaries to meet cash requirements. The terms of any credit facility may restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us. If there is an insolvency, liquidation, or other reorganization of any of our subsidiaries, our stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before us, as an equityholder, would be entitled to receive any distribution from that sale or disposal. If The Tile Shop is unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•      a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•      no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•      the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•      the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•      a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•      the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•      limiting the liability of, and providing indemnification to, our directors and officers;

•      controlling the procedures for the conduct and scheduling of stockholder meetings;

•      providing the board of directors with the express power to postpone previously scheduled annual meetings of stockholders and to cancel previously scheduled special meetings of stockholders;

•      providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and

•      advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2012, in connection with the consummation of the Business Combination, we issued and sold an aggregate of 32,000,000 shares of our common stock and promissory notes in the aggregate principal amount of approximately $70,000,000 to a total of 11 accredited investors in consideration of the their direct or indirect contribution of membership interest in The Tile Shop to us.

In August 2012, in connection with the consummation of the Business Combination, we issued and sold an aggregate of 1,500,000 shares of our common stock to a total of nine accredited investors at a purchase price of $10.00 per share, generating total gross proceeds of $15.0 million (the “Private Placement”).

The sales of these securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The purchasers of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The registrant believes that all recipients of securities in these transactions were accredited investors, sophisticated investors, or had adequate access, through their relationships with the registrant, to information about the registrant. The sales of these securities were made without any general solicitation or advertising. No underwriters were involved in the issuance of these securities.

In November 2010, JWCAC consummated its initial public offering generating total gross proceeds of $125.0 million. Citigroup Global Markets Inc., acted as sole bookrunning manager and as representative of I-Bankers Securities, Inc., Ladenburg Thalmann & Co. Inc. and Maxim Group LLC. (together, the “Underwriters”). The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission on November 17, 2010. The proceeds of JWCAC’s initial public offering were held in a trust account pending the consummation of the Business Combination.

In August 2012, in connection with the Business Combination, the proceeds held in the trust account and the proceeds generated from the Private Placement were disbursed as follows: (i) approximately $55.0 million to redeem shares of JWCAC common stock, (ii) approximately $4.6 million to pay deferred fees due to the Underwriters in connection with JWCAC’s initial public offering, (iii) approximately $75.0 million as consideration to the former direct and indirect members of The Tile Shop for the Business Combination, (iv) approximately $4.5 million to pay third-party expenses incurred in connection with JWCAC’s initial public offering, the operation of JWCAC from the date of its initial public offering through the date of the consummation of the Business Combination, and the Business Combination, and (v) approximately $0.8 million to us.

We intend to use the proceeds disbursed to us in connection with the Business Combination primarily for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters, repayment of indebtedness, and capital expenditures.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1(1)	Certificate of Incorporation of Tile Shop Holdings, Inc.

3.2(2)	By-Laws of Tile Shop Holdings, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)         Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012, and incorporated herein by reference.

(2)         Filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012, and incorporated herein by reference.

*           These certificates are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language in any filings.

+           In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: November 9, 2012	By:	/s/ Robert A. Rucker
Robert A. Rucker
Chief Executive Officer

Dated: November 9, 2012	By:	/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer

