Form 10-Q/A
period 2012-09-30
TILE SHOP HOLDINGS, INC.
filed 2013-03-18
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-35629

TILE SHOP HOLDINGS, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	45-5538095

(State of Incorporation)	(I.R.S. Employer Identification No.)

14000 Carlson Parkway, Plymouth Minnesota 55441

(Address of principal executive offices)(Zip Code)

(763) 852-2901

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Amendment No. 1 (“Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2012, as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2012 (the “Form 10-Q”), is being filed to reflect a restatement to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012. As disclosed on our Form 8-K filed with the SEC on February 20, 2013, the restatement relates to the classification of the Company’s outstanding common stock purchase warrants (the “warrants”) as derivative liabilities and the recognition of a non-cash charge related to the change in the fair value of the warrants from August 21, 2012 to September 30, 2012, pursuant to Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.

We have also amended and restated in its entirety Management’s Discussion and Analysis of Financial Condition and Results of Operations, solely to reflect the effect of the restatement.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q, have been re-executed as of the date of this Amendment and are filed and furnished, respectively, as exhibits hereto, as set forth in Item 6 of this Amendment.

No other changes have been made to the Form 10-Q other than as described above; accordingly, only those items affected by the restatement have been filed herein. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
as of September 30, 2012, and December 31, 2011

(unaudited)

	September 30, 2012	December 31, 2011
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$5,960,648	$6,283,477
Restricted cash	1,000,000	-
Trade receivables, net	1,096,958	738,814
Inventories	40,662,276	43,743,872
Prepaid expenses	7,450,564	3,838,402
Note receivable from member	-	1,205,134
Deferred tax asset - current	5,216,960	-
Other current assets	428,766	381,631
Total current assets	61,816,172	56,191,331
Property, plant and equipment, net	71,302,603	62,065,287
Note receivable from member	-	-
Deferred tax asset	27,906,640	-
Other assets	804,466	748,876
TOTAL ASSETS	161,829,881	$119,005,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,639,145	$10,317,497
Current portion of long term debt	360,000	559,286
Accrued wages and salaries	2,541,262	2,617,219
Other accrued liabilities	4,350,768	3,399,474
Current portion of capital lease obligation	225,399	194,200
Current portion of promissory note including accrued interest	3,805,846	-
Deferred compensation	6,014,470	-
Distributions payable to members	-	4,251,346
Total current liabilities	32,936,890	21,339,022
Long-term debt	1,085,000	2,445,000
Capital lease obligation	1,479,460	1,654,448
Deferred rent	17,751,439	15,583,409
Promissory note	66,271,111	-
Warrant liability	56,690,230
Deferred compensation and other liabilities	-	2,836,683
TOTAL LIABILITIES	176,214,130	43,858,562

Commitments and contingencies

Stockholders’ equity:
Common stock, par value 0.0001; authorized: 100,000,000 shares; issued: 42,891,985 shares	4,289	3,200
Preferred stock, par value $.0001; authorized: 10,000,000 shares; issued 0 shares	-	-
Additional paid-in-capital	4,000,359	8,174,685
Treasury units	-	(261,168)
Retained earnings (deficit)	(18,388,897)	67,230,214
Total stockholders’ equity (deficit)	(14,384,249)	75,146,931
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	161,829,881	$119,005,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
for the three months and nine months ended September 30, 2012 and 2011

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
	Restated		Restated
Net sales	$44,288,400	$37,083,846	$136,463,028	$115,014,677
Cost of sales	12,196,858	9,872,598	37,025,108	30,297,496
Gross profit	32,091,542	27,211,248	99,437,920	84,717,181
Selling, general and administrative expenses	23,899,183	19,992,329	68,605,613	58,224,776
Deferred compensation expense	2,623,739	373,542	3,896,799	966,439
Income from operations	5,568,620	6,845,377	26,935,508	25,525,966
Interest expense	450,406	97,498	626,023	296,839
Change in fair value of warrants	41,706,599	-	41,706,599	-
Other income (expense)	1,386	6,961	23,052	36,116
Income (loss) before income taxes	(36,586,999)	6,754,840	(15,374,062)	25,265,243
Benefit (provision) for income taxes	4,722,486	(153,172)	4,298,866	(578,603)
Net income (loss)	$(31,864,513)	$6,601,668	$(11,075,196)	$24,686,640

Weighted-average shares outstanding – basic and diluted	36,581,888	32,000,000	33,544,079	32,000,000
Earnings (loss) per shares - basic and diluted	$(0.87)	$0.21	$(0.33)	$0.77

Pro forma computation related to conversion to C Corporation for income tax purposes
Historical income (loss) before income taxes	$(36,586,999)	$6,754,840	$(15,374,062)	$25,265,243
Pro forma benefit (provision) for income taxes	(2,150,232)	(2,837,033)	(11,059,666)	(10,611,402)
Pro forma net income (loss)	$(38,737,231)	$3,917,807	$(26,433,728)	$14,653,841

Pro forma weighted average shares outstanding - basic and diluted	42,536,387	42,534,884	42,535,391	42,534,884
Pro forma earnings (loss) per share - basic and diluted	$(0.91)	$0.09	$(0.62)	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements  of Stockholders’ Equity (Deficit)
for the year ended December 31, 2011 and the nine months ended September 30, 2012

(unaudited)

	Common stock		Restated		Restated
	Shares	Amount	Additional paid-in- capital	Treasury units	Retained earnings (deficit)	Restated Total
Balance at January 1, 2011	32,000,000	$3,200	$8,258,685	$(261,168)	$61,436,401	$69,437,118
Redemption of common units of Tile Shop LLC	-	-	(84,000)	-	(1,400,200)	(1,484,200)
Distributions to members of Tile Shop LLC	-	-	-	-	(24,165,867)	(24,165,867)
Net income	-	-	-	-	31,359,880	31,359,880
Balance at December 31, 2011	32,000,000	3,200	8,174,685	(261,168)	67,230,214	75,146,931

Merger of JWC Acquisition Corp	10,534,884	1,054	(13,908,531)	-	-	(13,907,477)
Issuance of promissory note	-	-	(17,282,304)	-	(52,488,806)	(69,771,110)
Distributions to members of Tile Shop LLC	-	-	-	-	(22,055,109)	(22,055,109)
Cancellation of treasury units	-	-	(261,168)	261,168	-	-
Issuance of restricted shares	295,000	30	(30)	-	-	-
Exercise of warrants	52,101	5	765,358	-	-	765,363
Stock based compensation	-	-	835,515	-	-	835,515
Expenses for business combination	-	-	(2,146,766)	-	-	(2,146,766)
Deferred income taxes	-	-	27,823,600	-	-	27,823,600
Net loss	-	-	-	-	(11,075,196)	(11,075,196)
Balance at September 30, 2012	42,881,985	$4,289	$4,000,359	$0	(18,388,897)	(14,384,249)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30, 2012 and 2011

(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
	Restated
Cash Flows From Operating Activities
Net income (loss)	$(11,075,196)	$24,686,640
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of warrants	41,706,599
Depreciation and amortization	7,542,914	6,158,196
Loss on disposals of property, plant and equipment	6,261	60,695
Deferred rent	2,168,030	1,466,284
Stock based compensation	263,347	-
Deferred compensation expense	3,896,799	966,439
Deferred income taxes	(5,300,000)	-
Changes in operating assets and liabilities:
Trade receivables	(358,144)	32,588
Inventories	3,081,596	(7,346,578)
Prepaid expenses and other current assets	(3,714,886)	(2,310,552)
Accounts payable	4,721,780	(973,693)
Accrued expenses and other liabilities	(1,399,007)	856,687
Net cash provided by operating activities	41,540,092	23,596,706

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(16,186,622)	(11,371,746)
Restricted cash	(1,000,000)	-
Net cash used in investing activities	(17,186,622)	(11,371,746)

Cash Flows From Financing Activities
Repayments of long-term debt and capital lease obligations	(1,703,074)	(617,964)
Borrowings on long-term debt		-
Distributions to members of Tile Shop LLC	(26,306,455)	(13,470,697)
Redemption of common units
Proceeds from exercise of warrants	599,161	-
Cash received in merger with JWC Acquisition Corp (refer note 2)	62,904,424	-
Proceeds from issuance of common shares to JWC Acquisition Corp's shareholders	15,000,000	-
Payment to members of Tile Shop LLC for contribution	(75,000,000)	-
Expenses for business combination	(1,075,489)	-
Payment towards special cash distribution units	(300,000)	-
Receipt on note from member	1,205,134	-
Net cash used in financing activities	(24,676,299)	(14,088,661)

Net change in cash	(322,829)	(1,863,701)

Cash and cash equivalents beginning of period	6,283,477	14,116,594
Cash and cash equivalents end of period	$5,960,648	$12,252,893
Supplemental disclosure of cash flow information
Cash paid for interest	$297,312	$296,839
Cash paid for income taxes	$437,688	$586,362
Non cash items
Issuance of promissory note as a part of merger transaction	$69,771,111	$-
Increase in accrued expenses and APIC through merger transactions	$1,662,068	$-
Increase in APIC for transaction costs	$2,146,766	$-
Increase in APIC for warrant liability	$15,149,833	$-
Conversion of warrants from equity to liability	$1,567,904	$-

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

Stock based compensation:

The Company has given equity linked incentives to certain employees. The Company accounts for equity linked incentives in accordance with ASC 718 “ Stock Compensation ”. ASC 718 addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 3: Summary of Selected Significant Accounting Polices (continued)

Accrued Warrant Liability

Outstanding warrants are accounted for as derivative instruments in accordance with the Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. As such, changes in the fair value of the warrants are recorded in the statements of operations as “Change in fair value of warrant liability.”

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

As of September 30, 2012 common stock warrants, which are classified as liabilities, are recorded at their fair market value.

The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

•	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

•	Level 3 – Instruments where significant value drivers are unobservable to third parties.

Our common stock warrants are listed for trading on the OTC market. As of September 30, 2012, we had approximately $56.6 million, in an accrued liability classified as a Level 1 security, related to warrants to purchase common stock. Warrant expense related to the change in fair value of the warrant liability was $41.7 million for the period ending September 30, 2012.

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

Note 8: Earnings (Loss) Per Share

Basic earnings(loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period . Common stock issued to The Tile Shop members other than ILTS and to Nabron in exchange for their direct or indirect ownership interests in The Tile Shop are retroactively reflected from January 1, 2011 as the number of shares outstanding in all periods prior to August 21, 2012 for the purpose of the earnings (loss) per share calculation. The additional shares issued as part of the Business Combination have been reflected as outstanding shares from August 21, 2012. All outstanding warrants and stock options have been excluded from the calculation for the three and nine months ended September 30, 2012, and 2011, as their effect would have been anti-dilutive for all periods.

Basic and diluted earnings (loss) per share were calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net income (loss)	$(31,864,513)	$6,601,668	$(11,075,196)	$24,686,640
Weighted-average shares outstanding – basic and diluted	36,581,888	32,000,000	33,544,079	32,000,000

Earnings (loss) per share -basic and diluted	$(.87)	$.21	$(.33)	$0.77

Note 9: Equity Incentive Plans

2006 Plan

In 2006, The Tile Shop created an equity incentive deferred compensation plan for certain key employees. The plan provisions called for granting participation units to key employees to allow them to participate in the increased value of The Tile Shop. Under the plan, the units granted are payable in cash on the 10 th or 15 th anniversary of the award, except in the event of death or a change in control in The Tile Shop, in which case settlement would occur on date of death of employee or date of change or control. On the settlement date, the participants will be paid cash equal to the difference between Fair Market Value as determined in accordance with the plan (“FMV”) of The Tile Shop’s common units as of the valuation date immediately preceding the exercise date less the initial FMV multiplied by the number of units.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 9: Equity Incentive Plans (continued)

In June 2006, 600,000 units were granted, which are exercisable on the 10 th anniversary of the award. The initial FMV of the units was set at $1.203 per unit. The second grant of 200,000 units occurred on May 25, 2007 at an initial FMV of $2.1245 per unit which are exercisable on the 15 th anniversary of the award. The final grant under the plan was on January 1, 2009 for 200,000 units, which are exercisable on the 15 th anniversary of the award. The initial FMV for these units was set at $3.1725 per unit. All the units vested immediately. These awards were accounted for under ASC 718 and classified as liabilities. The Company measured the liability at intrinsic value at each reporting period. Fluctuations in the intrinsic value of the liability award were recorded as increases or decreases in compensation expense immediately as the awards were fully vested at the grant date. The intrinsic value was calculated based on the difference between FMV of the Company’s common unit, based on an analysis of enterprise value at each valuation date, and the initial FMV determined in accordance with the plan.

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

On August 21, 2012, the Company granted 1,755,500 stock options to its employees. Two-thirds of the total number of stock options granted will vest in equal annual installments over four years from the date of grant, based upon such employee’s continued service to the Company (“Time Based Awards”). One-third of the total number of stock options granted will vest in equal annual installments over four years from the date of grant, based both on the appreciation in the price of the Company’s common stock by 20% annually and continued service to the Company (“Performance Based Awards”). The grant-date fair values of Time Based Awards and Performance Based Awards is determined by using the Black-Scholes option pricing model and Monte Carlo Simulation, respectively. Compensation

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 9: Equity Incentive Plans (continued)

expense is recognized on a straight-line basis over the requisite service period. Through September 30, 2012, a total of 1,755,500 stock options had been granted under the Plan; no stock options were exercised, vested, or forfeited during the period. The weighted average exercise price as of September 30, 2012 was $10. The weighted average life of options outstanding is 9.9 years. Intrinsic value as of September 30, 2012 is based on the stock price of $14.38, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of shares of in-the-money options outstanding as of September 30, 2012 was 1,755,500 with an intrinsic value of $7.7 million. As of September 30, 2012, the Company had $5.6 million of unrecognized stock compensation related to unvested options under the 2012 Plan.

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

Note 10: Warrants

In connection with the Merger, each outstanding JWCAC warrant that was formerly exercisable for one share of JWCAC common stock became exercisable for one share of the Company’s common stock. Total warrants outstanding as of the merger date was 17,833,333 warrants at an exercise price of $11.50 per share, and an expiration date of August 21, 2017.

The warrants are listed for trading on the OTC market. The terms of the warrants include a provision (the “Price Reduction Provision”) that requires the Company to reduce the exercise price by a stated formula if (i) the Company completes a transaction involving a reclassification or reorganization of the outstanding shares of its common stock, a merger or consolidation in which it is not the surviving company, or a sale of its assets and (ii) at least 30% of the consideration payable to common stockholders as a result of that transaction is not common stock listed on a national securities exchange or the OTC Bulletin Board.

The Company evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including common stock purchase warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed only to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on its evaluation, the Company concluded that the warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the transactions that will trigger the Price Reduction Provision are not inputs to the fair value of the warrants. Accordingly, the existence of the Price Reduction Provision in the warrants requires us to classify the warrants as a derivative liability. The change in the fair value of the warrants at the end of each reporting period is recognized in other income (loss).

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

Note 12: Restatement of Condensed Consolidated Financial Statements (Unaudited)

The Company has restated its previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 because of a misstatement relating to the Company’s accounting for its outstanding common stock purchase warrants (the “warrants”).

The warrants were exchanged during a Business Combination on August 21, 2012 and are listed for trading on the OTC market. The terms of the warrants include a provision (the “Price Reduction Provision”) that requires the Company to reduce the exercise price by a stated formula if (i) the Company completes a transaction involving a reclassification or reorganization of the outstanding shares of its common stock, a merger or consolidation in which it is not the surviving company, or a sale of its assets and (ii) at least 30% of the consideration payable to common stockholders as a result of that transaction is not common stock listed on a national securities exchange or the OTC Bulletin Board. Since the exchange, the Company had accounted for the warrants as equity instruments.

The warrants were further evaluated under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including common stock purchase warrants, and the Company restated the warrants as a derivative liability, beginning with the quarter ended September 30, 2012.

The restatement reflected below resulted in a non-cash charge related to the change in fair value of the warrants from August 21, 2012 to September 30, 2012. The restatement will have no impact on the Company’s cash flows, and will not affect previously reported amounts of cash and cash equivalents, operating expenses or operating income. The effects of the restatement are as summarized in the tables below (in thousands):

	As Previously
	Reported	Adjustments	As restated

Condensed Balance Sheet as of September 30, 2012
Warrant liability	$-	$56,690	$56,690
Total liabilities	$119,524	$56,690	$176,214
Common Stock	$4		$4
Additional paid-in capital	$18,984	$(14,984)	$4,000
Accumulated retained earnings	$23,318	$(41,706)	$(18,388)
Total stockholders' equity	$42,306	$(56,690)	$(14,384)

Condensed Consolidated Statement of Income for the three months ended September 30, 2012
Change in fair value of warrant liability	$-	$(41,706)	$(41,706)
Net Income (loss)	$9,842	$(41,706)	$(31,864)
Net income (loss) per common share, basic and diluted	$0.27	$(1.14)	$(0.87)

Condensed Consolidated Statement of Income for the nine months ended September 30, 2012
Change in fair value of warrant liability	$-	$(41,706)	$(41,706)
Net income (loss)	$30,631	$(41,706)	$(11,075)
Net income (loss) per common share, basic and diluted	$0.91	$(1.24)	$(0.33)

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012
Net Income (loss)	$30,631	$(41,706)	$(11,075)
Change in fair value of warrants	$-	$41,706	$41,706
Supplemental disclosure of cash flow information:
Non cash items:
Increase in APIC for warrant liability	$-	$15,150	$15,150
Conversion of warrants from equity to liability	$-	$1,568	$1,568

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q /A and our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on August 3, 2012. Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement discussed in Note 12 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q/A.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q/A. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Net cash flows provided by operating activities were $34.7 million, $32.5 million, and $41.5 million for the years ended December 31, 2011 and 2010 and the nine months ended September 30, 2012, respectively, which were used to fund capital expenditures for opening new stores and daily operations. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows and with borrowings pursuant to our credit facility. As of September 30, 2012, we had cash of $6.0 million and working capital of $28.9 million.

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

The table below sets forth information about our same store sales growth from 2009 to September 30, 2012. Our increase in same store sales growth is primarily attributable to increases in volume. Same store sale amounts include total charges to customers less any actual returns. We do not include estimated return provisions or sales allowances in the same store sales calculation, as return reserves are calculated at the consolidated level. In general, we consider a store comparable on the first day of the 13 th month of operation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2012	2011	2012	2011	2011	2010	2009
Same store sales growth	5.9%	5.1%	5.5%	6.1%	6.4%	11.4%	(4.6%)

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

Cost of sales

Cost of sales (excluding depreciation and amortization) consists primarily of costs associated with purchasing products and livering  them to customers, as well as costs associated with manufacturing of maintenance materials.

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

Since the consummation of the Business Combination, we have incurred, and expect to continue to incur, increased incremental general and administrative expenses attributable to operating as a publicly traded company. These costs include those associated with Securities and Exchange Commission reporting, Sarbanes-Oxley compliance, and listing on the Nasdaq Stock Market, as we ll as increased compensation to our financial personnel, professional fees, insurance costs, director compensation.

Income taxes

We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rates for the three and nine months ended September 30, 2012 are not necessarily indicative of the effective tax rate that may be expected for fiscal year 2012 or future periods.

Adjusted EBITDA

We calculate Adjusted EBITDA by taking net income (loss) calculated in accordance with accounting principles generally accepted in the United States, or GAAP and adding interest expense, income taxes, depreciation and amortization, deferred compensation, non-cash warrant related expense, and stock-based compensation. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

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

Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
(dollars in thousands)
Net income (loss)	$(31,864)	$6,602	$(11,075)	$24,687
Interest expense	450	97	626	297
Income taxes	(4,722)	153	(4,299)	579
Depreciation and amortization	2,750	2,121	7,543	6,158
Deferred compensation expense	2,624	374	3,898	966
Change in fair value of warrants	41,706		41,706	-
Stock-based compensation	263	-	263	-
Adjusted EBITDA	$11,207	$9,347	$38,662	$32,687

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

We consider the assumptions and estimates associated with recognition of revenue, stock-based compensation, property plant and equipment and warrant liability to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2011. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q/A and our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended (the “Securities Act”), on August 3, 2012.

Comparison of the Three Months Ended September 30, 2012 and the Three Months Ended September 30, 2011

The major components of sales, cost of sales, operating expenses and other income, and benefit (provision) for income taxes are discussed below.

	Three months ended September 30
		% of		% of
	2012	sales	2011	sales
Net sales	$44,288,400		$37,083,846
Cost of sales	12,196,858	27.5%	9,872,598	26.6%
Gross profit	32,091,542	72.5%	27,211,248	73.4%
Selling, general and administrative expenses	23,899,183	54.0%	19,992,329	53.9%
Deferred compensation expense	2,623,739	5.9%	373,542	1.0%
Income from operations	5,568,620	12.6%	6,845,377	18.5%
Interest expense	450,406	1.0%	97,498	0.3%
Change in fair value of warrants	41,706,599	94.2%	-	0.0%
Other income (expense)	1,386	0.0%	6,961	0.0%
Income (loss) before income taxes	(36,586,999)	-82.6%	6,754,840	18.2%
Benefit (provision) for income taxes	4,722,486	10.7%	(153,172)	-0.4%
Net income (loss)	$(31,864,513)	-71.9%	$6,601,668	17.8%

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

Change in fair value of warrant liability

The increase in change in fair value of warrant liability of $41.7 million, relates to a non-cash charge for the change in the fair value of the outstanding warrants for the three months ended September 30, 2012. The warrants were assumed by the Company in connection with the Business Combination on August 21, 2012 and are listed for trading on the OTC market. This non-cash expense is expected to increase with the trading price of the warrants until the warrants are exercised, and at that time the liability will be reclassified to equity.

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

Net income (loss)

Primarily as a result of the change in the fair value of the warrant liability described above, we recorded a net loss of $31.9 million for the three months ended September 30, 2012 compared to net income of $6.6 million in the previous year. Excluding the change in fair value of warrants, net income was $9.8 million for the three months ended September 30, 2012, which represented an increase of $3.2 million, or 49.1% as compared to the previous year.

We believe this non-GAAP measure is useful because it excludes a significant item that is considered to be non-operational and of a non-cash nature, and which will change from period to period due to the impact of market fluctuations. The non-GAAP measure thereby facilitates our evaluation of current operating performance, comparisons to past operating performance.

Comparison of the Nine Months Ended September 30, 2012 and the Nine Months Ended September 30, 2011:

	Nine months ended September 30
		% of		% of
	2012	sales	2011	sales
Net sales	$136,463,028		$115,014,677
Cost of sales	37,025,108	27.1%	30,297,496	26.3%
Gross profit	99,437,920	72.9%	84,717,181	73.7%
Selling, general and administrative expenses	68,605,613	50.3%	58,224,776	50.6%
Deferred compensation expense	3,896,799	2.9%	966,439	0.8%
Income from operations	26,935,508	19.7%	25,525,966	22.2%
Interest expense	626,023	0.5%	296,839	0.3%
Change in fair value of warrants	41,706,599	30.6%	-	0.0%
Other income (expense)	23,052	0.0%	36,116	0.0%
Income (loss) before income taxes	(15,374,062)	-11.3%	25,265,243	22.0%
Benefit (provision) for income taxes	4,298,866	3.2%	(578,603)	-0.5%
Net income (loss)	$(11,075,196)	-8.1%	$24,686,640	21.5%

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

Change in fair value of warrant liability

The increase in change in fair value of warrant liability of $41.7 million, relates to a non-cash charge for the change in the fair value of the outstanding warrants for the nine months ended September 30, 2012. The warrants were assumed by the Company in connection with the Business Combination on August 21, 2012 and are listed for trading on the OTC market. This non-cash expense is expected to increase with the trading price of the warrants until the warrants are exercised, and at that time the liability will be reclassified to equity.

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

Net income (loss)

Primarily as a result of the change in the fair value of the warrant liability described above, we recorded a net loss of $11.1 million for the nine months ended September 30, 2012 compared to net income of $24.7 million in the previous year. Excluding the change in fair value of warrants, net income was $30.6 million for the nine months ended September 30, 2012, which represented an increase of $5.9 million, or 24% as compared to the previous year.

We believe this non-GAAP measure is useful because it excludes a significant item that is considered to be non-operational and of a non-cash nature, and which will change from period to period due to the impact of market fluctuations. The non-GAAP measure thereby facilitates our evaluation of current operating performance, comparisons to past operating performance.

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

Operating activities

Cash flows from operating activities are significantly influenced by net income (loss), depreciation and amortization of property, plant and equipment, amortization of deferred rent, and changes in working capital.

In the nine months ended September 30, 2012, cash provided by operating activities was $41.5 million, driven primarily by our net income of $30.6 million, which was reduced by non-cash charges of $49.4 million, including $41.7 due to the change in warrant liability, $7.5 million of depreciation and amortization, $0.3 million of stock-based compensation, $2.2 million of deferred rent, and $3.8 million of deferred compensation costs, offset by a non-cash income tax benefit of $5.3 million. In addition, these cash inflows were increased by a reduction in working capital of $2.9 million, which included a $0.4 million increase in trade receivables, a $3.1 million decrease in inventories, a $3.7 million increase in prepaid expenses and other current assets, a $4.7 million increase in accounts payable, and a $1.4 million decrease in accrued expenses and other liabilities.

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

New Accounting Pronouncements

There were no new accounting pronouncements that would have a significant impact on our results of operations, financial condition or liquidity.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

* These certificates are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, regardless of any general incorporation language in any filings.

+ In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, nor are they otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: March 18, 2013	By:	/s/ Robert A. Rucker
Robert A. Rucker
Chief Executive Officer

Dated: March 18, 2013	By:	/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer

-29-