Form 10-K
period 2012-12-31
TILE SHOP HOLDINGS, INC.
filed 2013-03-18
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 001-35629

TILE SHOP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5538095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14000 Carlson Parkway, Plymouth, Minnesota 55441
(Address of principal executive offices, including zip code)
(763) 852-2901
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.0001 par value	Name of each exchange on which registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: Warrants to Purchase Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately: $124,625,000

At March 11, 2013, the registrant had 46,519,123 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

TILE SHOP HOLDINGS, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. We sell over 4,500 products from around the world, including ceramic, porcelain, glass, and stainless steel manufactured tiles and, marble, granite, quartz, sandstone, travertine, slate, and onyx natural tiles, primarily under our proprietary Rush River and Fired Earth. , and. We purchase our tile products and accessories directly from producers. We manufacture our own setting and maintenance materials, such as thinset, grout, and sealers under our Superior brand name. We operate 70 stores in 22 states, with an average size of 23,000 square feet. We also sell our products on our website.

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

In 2012, we reported net sales and income from operations of $182.7 million and $34.4 million, respectively. We opened 15 new stores in 2012 and intend to open no fewer than 17 stores in 2013. As of fiscal year end 2012, 2011 and 2010, we had total assets of $176.1 million, $119.0 million, and $108.9 million, respectively.

Organizational History

Tile Shop Holdings, Inc. (“TS Holdings”) was incorporated in Delaware in June 2012. On August 21, 2012, TS Holdings consummated the transactions contemplated pursuant to that certain Contribution and Merger Agreement dated as of June 27, 2012, among TS Holdings, JWC Acquisition Corp., a publicly-held Delaware corporation (“JWCAC”), The Tile Shop, LLC, a privately-held Delaware limited liability company (“The Tile Shop”), and certain other parties. Through a series of transactions, The Tile Shop was contributed to and became a subsidiary of TS Holdings and TS Holdings effected a business combination with and became a successor issuer to JWCAC. These transactions are referred to herein as the “Business Combination.” Unless the context otherwise requires or as otherwise stated herein, all references herein to the “Company,” “Tile Shop,” “we,” “us” and “our” refer to The Tile Shop prior to completion of the Business Combination and TS Holdings following completion of the Business Combination, and all references to “JWCAC” refer to JWCAC prior to completion of the Business Combination.

Competitive Strengths

We believe that the following factors differentiate us from our competitors and position us to continue to grow our specialty tile business.

Inspiring Customer Experience. Our showrooms bring our products to life. Each showroom features up to 60 different mockups, or vignettes, of bathrooms, kitchens, fireplaces, foyers, and other settings that showcase our broad array of products. Each store also features over 1,400 hand-crafted display boards showing tile that we offer for sale. Our stores are spacious, well-lit, and organized by product type to make our customers’ shopping experience easy.

Broad Product Assortment at Attractive Prices. We offer over 4,500 manufactured and natural tile products, setting and maintenance materials, and accessories. We are able to maintain every-day low prices by purchasing tile and accessories directly from producers and manufacturing our own setting and maintenance materials.

Customer Service and Satisfaction. Our sales personnel are highly-trained and knowledgeable about the technical and design aspects of our products. We offer weekly do-it-yourself classes in all of our showrooms. In addition, we provide one-on-one installation training as required to meet customer needs. We offer a liberal return policy, with no restocking fees.

Worldwide Sourcing Capabilities. We have long-standing relationships with producers of our tiles throughout the world and work with them to design products exclusively for us. We believe that these direct relationships differentiate us from our competitors, who generally purchase commodity products through distributors. We are often the largest or exclusive customer for many of our producers.

Proprietary Branding. We sell the majority of our products under our proprietary brand names, which helps us to differentiate our products from those of our competitors. We offer products across a range of price points and quality levels that allow us to target discrete market segments and to appeal to diverse groups of customers.

Centralized Distribution System. We service our retail locations from three distribution centers. Our distribution centers can cost-effectively service stores within a 700-mile radius, providing us with the ability to open new locations in markets where we believe that we have a competitive advantage or see attractive demographics.

Growth Strategy

We intend to increase our net sales and profitability through a combination of new store openings and same store sales growth. In the five years ended December 31, 2012, we grew through a combination of opening 29 new retail locations and increases in same store sales. We expect to continue to gain market share. Specific elements of our strategy for continued growth include the following:

Open New Stores. We believe that the highly-fragmented U.S. retail tile market provides us with a significant opportunity to expand our store base. During 2012, we opened 15 new stores. We intend to open no fewer than 17 new stores in 2013, primarily in our existing markets, northeast, southeast , mid-Atlantic, and south-west regions of the United States. We believe that there will continue to be additional expansion opportunities in the United States. We expect our store base growth to increase operational efficiencies.

Increase Sales and Profitability of Existing Stores. We believe that our ongoing investment in new products and our enhanced training program for our sales associates, together with our associate incentive compensation structure, will result in continued same store sales growth.

Sales Model

We appeal to customers who desire high-quality products at an attractive value. We principally sell our products directly to homeowners. We also sell products to contractors, who are primarily small businesses that have been hired by homeowners to complete tile projects. We believe that due to the average cost and relative infrequency of a tile purchase, many of our customers conduct extensive research using multiple channels before making a purchase decision. Our sales strategy emphasizes customer service by providing comprehensive and convenient education tools on our website and in our stores for our customers to learn about our products and the tile installation process. Our website contains a broad range of information regarding our tile products, setting and maintenance materials, and accessories. Customers can order samples, view catalogs, or purchase products from either our stores or website. Customers can choose to have their purchases delivered or pick them up at one of our stores. We strive to make our customers’ transactions easy and efficient.

Our stores are designed to emphasize our products in a visually appealing showroom format. Our typical store is approximately 23,000 square feet, with approximately 19,000 square feet devoted to the showroom and the balance being warehouse space, which is used primarily to store customer orders waiting to be picked up or delivered. Our stores are typically accessible from major roadways and have significant visibility to passing traffic. We can adapt to a range of existing buildings, whether free-standing or in shopping centers.

Unlike many of our competitors, we devote a substantial portion of our retail store space to showrooms, including samples of our over 4,500 products and up to 60 different vignettes of bathrooms, kitchens, fireplaces, foyers, and other settings that showcase our products. Our showrooms are designed to provide our customers with a better understanding of how to integrate various types of tile in order to create an attractive presentation in their homes. Each store is also equipped with a consumer training center designed to teach customers how to properly install tile.

A typical store staff consists of a manager and 6 to 15 sales and warehouse associates. Our store managers are responsible for store operations and for overseeing our customers’ shopping experience. Our store associates have flexibility to meet or beat competitor pricing.

We offer financing to customers through a branded credit card provided by a third-party consumer finance company. These credit cards, which can use only be used in our stores and on our website, provide customers with a 10% discount on all purchases from us. In 2012, approximately 8.7% of our sales were made using our branded card.

Marketing

Unlike many of our competitors, we do not rely on significant traditional advertising expenditures to drive our net sales. We establish and maintain our credibility primarily through the strength of our products, our store experience, our customer service, and the attractiveness of our pricing. Our advertising expenditures consist primarily of paid internet search.

Our website is designed to educate consumers and to generate in-store and online sales. Visitors to our website can purchase our products directly as well as search a comprehensive knowledge base on tile, including frequently asked questions, installation guides, detailed product information, catalogs, and how-to videos that explain the installation process. Our website and social media efforts have also been devoted to building brand awareness, connecting with potential customers, and building relationships with satisfied customers.

Products

We offer a complete assortment of tile products, generally sourced directly from producers, including ceramic, porcelain, glass, and stainless steel manufactured tiles, and marble, granite, quartz, sandstone, travertine, slate, and onyx natural tiles. We also offer a broad range of setting and maintenance materials, such as thinset, grout and sealers, and accessories, including installation tools, shower and bath caddies, drains, and similar products. We sell most of our products under our proprietary brand names. In total, we offer over 4,500 different tile, setting and maintenance materials, and accessory products. In 2012, our net sales were 53% from stone products, 30% from ceramic products, and 17% from setting and maintenance products. These amounts compare to 53% from stone products, 29% from ceramic products, and 18% from setting and maintenance products in 2011and 2010.

Producers

We have long-standing relationships with producers of our tiles throughout the world and work with them to design products exclusively for us. We believe that these direct relationships differentiate us from our competitors, who generally purchase commodity products through distributors. We are often the largest or exclusive customer for many of our suppliers, which we believe enables us to obtain better prices in some circumstances.

We currently purchase tile products from approximately 120 different producers. Our top 10 tile suppliers accounted for approximately 52% of our tile purchases in 2012. We believe that alternative and competitive suppliers are available for most of our products. In 2012, approximately 58% of our purchased product was sourced from Asia, 9% from North America, 4% from South America, 29% from Europe, and less than 1% from other locations. Over 95% of our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution and Order Fulfillment

We take possession of our products in the country of origin and arrange for transportation to our distribution centers located in Wisconsin, Michigan, and Virginia. We manufacture our setting and maintenance materials at our Wisconsin, Michigan and Virginia locations. In Q4 2012, we purchased a new 150,000 square foot distribution facility located on a 15 acres site in Durant, Oklahoma. The new facility is our fourth distribution center and positions the Company to expand into Texas and as far west as Denver. This distribution facility will be initially utilized to distribute product to our eight stores located in Iowa, Nebraska, Kansas and Missouri. A portion of the site will be used to manufacture setting and maintenance materials. We expect to commence operations at the facility by the end of the second quarter of 2013.

We fulfill customer orders primarily by shipping our products to our stores where customers can either pick them up or arrange for home delivery. Orders placed on our website are shipped directly to customers’ homes from our distribution centers. We continue to evaluate logistics alternatives to best service our retail store base and our customers. We believe that our existing distribution facilities will continue to play an integral role in our growth strategy, and we expect to establish one or more additional distribution centers in the next five years to support geographic expansion of our retail store base.

Competition

The retail tile market is highly-fragmented. We compete directly with large national home centers that offer a wide range of home improvement products in addition to tile, such as Home Depot and Lowe’s; regional and local specialty retailers of tile, such as Tile America, World of Tile, Century Tile, and Floor and Décor; factory-direct stores, such as Dal-Tile and Florida Tile; and a large number of privately-owned, single-site stores. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl sheet. The barriers to entry into the retail tile industry are relatively low and new or existing tile retailers could enter our markets and increase the competition that we face. Many of our competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied product offerings, and greater financial, technical, and other resources.

We believe that the key competitive factors in the retail tile industry include:

•	product assortment;

•	product presentation;

•	customer service;

•	store location; and

•	price.

We believe that we compete favorably with respect to each of these factors by providing a highly diverse selection of products to our customers, at an attractive value, in appealing and convenient retail store locations, with exceptional customer service and on-site instructional opportunities. Further, while some larger factory-direct competitors manufacture their own products, most of our competitors purchase their tile from domestic manufacturers or distributors when they receive an order from a customer. As a result, we believe that it takes these retailers longer than us to deliver products to customers and that their prices tend to be higher than our prices. We also believe that we offer a broader range of products and stronger in-store customer support than these competitors.

Employees

As of December 31, 2012, we had 762 employees, 756 of whom were full-time and none of whom were represented by a union. Of these employees, 569 work in our stores, 39 work in corporate, store support, infrastructure or similar functions, and 154 work in distribution and manufacturing facilities. We believe that we have good relations with our employees.

Intellectual Property and Trademarks

We have registered and unregistered trademarks for all of our brands, including 17 registered marks and several pending trademark applications marks in the United States. We regard our intellectual property as having significant value and our brands are an important factor in the marketing of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.

Government Regulation

We are subject to extensive and varied federal, state and local government regulation in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, zoning, and fire codes. We operate each of our stores, offices, and distribution and manufacturing facilities in accordance with standards and procedures designed to comply with applicable laws, codes, and regulations.

Our operations and properties are also subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and cleanup of contaminated properties, including off-site disposal locations. We do not incur significant costs complying with environmental laws and regulations. However, we could be subject to material costs, liabilities, or claims relating to environmental compliance in the future, especially in the event of changes in existing laws and regulations or in their interpretation.

Products that we import into the United States are subject to laws and regulations imposed in conjunction with such importation, including those issued and/or enforced by U.S. Customs and Border Protection. We work closely with our suppliers to ensure compliance with the applicable laws and regulations in these areas.

Financial Information about Geographic Areas

All of our revenues are generated within the United States and all of our long-lived assets are located within the United States as well.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934 and its rules and regulations (the “1934 Act”). The 1934 Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be read and copied at the SEC Public Reference Room, 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s Web site at http://www.sec.gov.

We maintain a Web site at www.tileshop.com, the contents of which are not part of or incorporated by reference into this Annual Report on Form 10-K. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports) available on our Web site, free of charge, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. Our Code of Business Conduct and Ethics, as well as any waivers from and amendments to the Code of Business Conduct and Ethics, are also posted on our Web site.

EXECUTIVE OFFICERS OF REGISTRANT

The following table provides information regarding our executive officers, including their ages, as of March 11, 2013:

Name	Age	Position/Affiliation
Robert A. Rucker	60	Chief Executive Officer and President; Director
Timothy C. Clayton	58	Chief Financial Officer; Senior Vice President
Joseph Kinder	47	Senior Vice President - Operations
Carl Randazzo	48	Senior Vice President - Retail
Leigh M. Behrman	59	Vice President - Human Resources and Compliance

Robert A. Rucker has been our chief executive officer and president, and a member of our board of directors since June 2012. Previously, Mr. Rucker served as The Tile Shop’s chief executive officer and president, and as a member of its board of managers. Mr. Rucker holds a B.E.S. in Psychology and History from the University of Minnesota.

Timothy C. Clayton. Timothy C. Clayton has been our chief financial officer and senior vice president since August 2012. From June 2012 to August 2012 Mr. Clayton served as a financial consultant to The Tile Shop. From June 2010 through August 2012 Mr. Clayton served as the chief financial officer of Sajan, Inc., a publicly-traded provider of language translation services and software. Prior to June 2010, Mr. Clayton has been the principal of Emerging Capital, LLC, a management consulting firm he founded in 2000, and, in such capacity, has served as the chief financial officer of ADESA, Inc., an automotive services company, and of numerous other public and private companies. From November 1997 to June 2000, Mr. Clayton was the executive vice president, chief financial officer and treasurer of Building One Services Corporation, a publicly-traded facilities services company, of which he was also a co-founder. From August 1976 until November 1997, Mr. Clayton served in various capacities at Price Waterhouse, LLP, an independent public accounting firm, including serving as an audit and business advisory services partner from July 1988 to November 1997. Since January 2005, Mr. Clayton has been a director and chairman of the audit committee of Agribank, FSB, a wholesale bank serving the rural agricultural market, and, since January 2003, Mr. Clayton has served on the board of directors of the National Federation of Independent Businesses, a nonpartisan lobbying organization on behalf of small business interests. Mr. Clayton holds a B.A. in accounting from Michigan State University and is a certified public accountant.

Joseph Kinder has been our senior vice president — operations since June 2012. Previously, Mr. Kinder served as The Tile Shop’s supply chain manager from August 1995 until June 2012, as an assistant store manager for The Tile Shop from March 1994 to August 1995, and as a sales person at The Tile Shop from March 1993 to March 1994. Mr. Kinder holds a B.A. in Business from the College of Saint Thomas.

Carl Randazzo has been our senior vice president —  retail since June 2012. Previously, Mr. Randazzo served as The Tile Shop’s national sales manager from October 2006 until June 2012, as a regional sales manager for The Tile Shop from June 2004 to October 2006, as a store manager for The Tile Shop from April 1994 to June 2004, and as a sales person at The Tile Shop from October 1992 to April 1994. Mr. Randazzo holds a B.S. in Economics from Arizona State University.

Leigh M. Behrman has been our vice president — human resources and compliance since June 2012. Previously, Mr. Behrman served as The Tile Shop’s human resources manager from October 2007 until June 2012, as The Tile Shop’s facility manager from June 1999 to October 2007, and as The Tile Shop’s corporate controller from January 1988 to June 1999.

Each officer serves at the discretion of our board of directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

ITEM 1A. RISK FACTORS

The following are significant factors known to us that could adversely affect our business, financial condition, or operating results, as well as adversely affect the value of an investment in our common stock. These risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements. All forward-looking statements made by us are qualified by the risks described below. There may be additional risks that are not presently material or known. You should carefully consider each of the following risks and all other information set forth in this Annual Report on Form 10-K.

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

Our expansion strategy includes plans to open additional stores in our existing markets as part of our plan to open no fewer than 17 new stores in 2013. Because our stores typically draw customers from their local areas, additional stores may draw customers away from nearby existing stores and may cause same store sales performance at those existing stores to decline, which may adversely affect our overall operating results. In addition, our ability to open additional stores will be dependent on our ability to promote and/or recruit enough qualified field managers, store managers, assistant store managers, and sales associates. The time and effort required to train and supervise a large number of new managers and associates and integrate them into our culture may divert resources from our existing stores. If we are unable to profitably open additional stores in existing markets and limit the adverse impact of those new stores on existing stores, it may reduce our same store sales and overall operating results during the implementation of our expansion strategy.

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

We source the approximately 4,500 products that we stock and sell from over 115 domestic and international vendors. We source a large number of those products from foreign manufacturers, including approximately 52% of our products from a group of 10 suppliers located primarily in Asia. We generally take title to these products overseas and are responsible for arranging shipment to our distribution centers. Financial instability among key vendors, political instability, trade restrictions, tariffs, currency exchange rates, and transport capacity and costs are beyond our control and could negatively impact our business if they seriously disrupt the movement of products through our supply chain or increased the costs of our products.

If our suppliers do not use ethical business practices or comply with applicable laws and regulations, our reputation could be harmed due to negative publicity and we could be subject to legal risk.

We do not control the operations of our suppliers. Accordingly, we cannot guarantee that our suppliers will comply with applicable environmental and labor laws and regulations or operate in a legal, ethical, and responsible manner. Violation of environmental, labor or other laws by our suppliers or their failure to operate in a legal, ethical, or responsible manner, could reduce demand for our products if, as a result of such violation or failure, we attract negative publicity. Further, such conduct could expose us to legal risks as a result of the purchase of products from non-compliant suppliers.

If customers are unable to obtain third-party financing at satisfactory rates, sales of our products could be materially adversely affected.

Our business, financial condition, and results of operations have been, and may continue to be affected, by various economic factors. Deterioration in the current economic environment could lead to reduced consumer and business spending, including by our customers. It may also cause customers to shift their spending to products that we either do not sell or that generate lower profitably for us. Further, reduced access to credit may adversely affect the ability of consumers to purchase our products. This potential reduction in access to credit may adversely impact our ability to offer customers credit card financing through third party credit providers on terms similar to those offered currently, or at all. In addition, economic conditions, including decreases in access to credit, may result in financial difficulties leading to restructuring, bankruptcies, liquidations and other unfavorable events for our customers, which may adversely impact our industry, business, and results of operations.

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

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, and sales personnel. Our executive officers include Robert Rucker, president and chief executive officer; Timothy Clayton, chief financial officer; Carl Randazzo, senior vice president — retail; and Joseph Kinder, senior vice president — operations. We have employment and non-compete arrangements with each of Messrs. Rucker, Clayton, Randazzo, and Kinder. If any of these executive officers ceases to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully hire other experienced and qualified executive officers cannot be assured, and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. As a result, the loss or unavailability of any of our executive officers could have a material adverse effect on us.

We have entered into a $100 million credit facility. The burden of this additional debt could adversely affect us, make us more vulnerable to adverse economic or industry conditions, and prevent us from fulfilling our debt obligations or from funding our expansion strategy.

In connection with the Business Combination, we issued promissory notes in an aggregate principal amount of approximately $70 million. We have entered into a credit facility with Bank of America, N.A., as administrative agent and The Huntington National Bank, as syndication agent, for $100 million, including a term loan of $25 million and a revolving credit facility of $75 million, which we have used, in part, to repay the promissory notes issued in connection with the Business Combination. The terms of our credit facility and the burden of the indebtedness incurred thereunder could have serious consequences for us, such as:

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

If we fail to hire, train, and retain qualified store managers, sales associates, and other employees, our enhanced customer service could be compromised and we could lose sales to our competitors.

A key element of our competitive strategy is to provide product expertise to our customers through our extensively trained, commissioned sales associates. If we are unable to attract and retain qualified personnel and managers as needed in the future, including qualified sales personnel, our level of customer service may decline, which may decrease our revenues and profitability.

If we are unable to renew or replace current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases is terminated prior to expiration of its stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

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

We must comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently and such changes can impose significant costs and other burdens of compliance on our business and vendors. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affect employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, or environmental issues, or compliance with the Foreign Corrupt Practices Act, could have an adverse impact on our financial condition and results of operations. Changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations can increase our cost of doing business.

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

Our results may be affected by the prices of the materials used in the manufacture of tile, setting and maintenance materials, and related accessories that we sell. These prices may fluctuate based on a number of factors beyond our control, including: oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates, and government regulation. In addition, energy costs have fluctuated dramatically in the past and may fluctuate in the future. These fluctuations may result in an increase in our transportation costs for distribution from the manufacturer to our distribution center and from our regional distribution centers to our retail stores, utility costs for our distribution and manufacturing centers and retail stores, and overall costs to purchase products from our vendors.

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

We rely on three regional distribution centers to supply products to all of our retail stores. In addition, we rely on our manufacturing centers, located at our distribution centers, to manufacture our setting and maintenance materials. If any of these facilities, or the inventory stored in these facilities, were damaged or destroyed by fire or other causes, our distribution or manufacturing processes would be disrupted, which could cause significant delays in delivery. This could negatively impact our ability to stock our stores and deliver products to our customers, and cause our revenues and operating results to deteriorate.

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

We are from time to time subject to claims due to the injury of an individual in our stores or on our property. In addition, we may be subject to product liability claims for the products that we sell. Our purchase orders generally do not require the manufacturer to indemnify us against any product liability claims arising from products purchased by us. Any personal injury or product liability claim made against us, whether or not it has merit, could be time-consuming and costly to defend, resulting in adverse publicity or damage to our reputation, and have an adverse effect on our results of operations. In addition, any negative publicity involving our vendors, employees, and other parties who are not within our control could negatively impact us.

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

Prior to the Business Combination, we were not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. As such, we did not make an assessment of the effectiveness of our internal controls over financial reporting nor did we engage our auditors to express, nor have our auditors expressed an opinion on the effectiveness of our internal controls over financial reporting. In connection with the audit of our consolidated financial statements for the year ended December 31, 2011, our auditors informed us that they had identified a material weakness in our internal controls over financial reporting related to deficiencies in the financial statement close process. Under the standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We were able to remediate our historical material weakness during 2012. The primary factors contributing to the material weakness in our financial statement close process were:

•	We lacked sufficient personnel with requisite competencies within our finance function for a company of our size and complexity.

•	We did not maintain financial close processes, procedures, and reporting systems that were adequately designed to support the accurate and timely reporting of our financial results.

During 2012, we hired a chief financial officer who initiated an analysis of our internal accounting controls and procedures. This process has resulted in a number of changes to our processes and procedures that have served to strengthen our controls over financial reporting. We also remedied the historical material weakness identified by our auditors in connection with their audit of our consolidated financial statements for the year ended December 31, 2011 by designing and implementing a formalized financial reporting process that includes: conducting properly prepared, supported, and reviewed balance sheet reconciliations; conducting properly prepared, supported, and reviewed journal entries; following a properly completed and approved financial close checklist; and abiding by a financial reporting calendar. We have effectively remediated the material weakness as of December 31, 2012.

As disclosed in Item 9A of this Form 10-K, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2012, management identified that previously-issued financial statements for the three and nine months ended September 30, 2012 contained a misstatement relating to our accounting for our outstanding common stock purchase warrants. As a result of the restatement, a material weakness was identified in our internal controls relating to our identification and analysis of the complex accounting, and financial reporting attributes associated with certain non-routine transactions such as our common stock purchase warrant agreements, including not utilizing qualified external experts to supplement internal resources. We plan to implement additional procedures to remediate this material weakness. These additional procedures will include developing common processes for identifying non-routine events and transactions that may require the involvement of subject matter experts; developing a common methodology for assessing the accounting, disclosure and reporting implications surrounding non-routine transactions; increasing our critical analysis of the guidance and recommendations provided by subject matter experts; and developing an appropriate concluding framework that enables management to consider all relevant input in arriving at a conclusion. As we continue to evaluate and work to improve our internal control processes, we may determine that additional measures are necessary to address the control deficiency or may modify the remediation plan described above. If not remediated, this material weakness could result in future material misstatements to our financial statements.

If another material weakness were to occur in the future, we may be unable to produce accurate and timely financial statements. Any failure to timely provide required financial information could materially and adversely impact our financial condition and the market value of our securities.

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

In connection with the Business Combination and the underwritten public offering of our common stock by certain of our stockholders in December 2012, our officers, directors and certain stockholders, who, immediately following the Business Combination, collectively held an aggregate of 34,305,233 shares of our common stock, agreed to refrain from selling such shares for periods of time that have now passed. As a result, our directors, officers and the selling stockholders in the December 2012 underwritten public offering may sell their shares at any time, subsequent to compliance with applicable securities laws. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock.

In addition, the former direct and indirect holders of equity interests in The Tile Shop and the JWCAC founders hold registration rights, subject to certain limitations, with respect to our common stock that they received in the Business Combination pursuant to a registration rights agreement. The holders of a majority in interest of our common stock held by the former direct and indirect holders of equity interests in The Tile Shop will be entitled to require us, on up to four occasions, to register under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that they received in the Business Combination. The holders of a majority in interest of our common stock held by the JWCAC founders will be entitled to require us, on up to two occasions, to register under the Securities Act the shares of common stock that they received in the Business Combination, and any shares that may be issued pursuant to the exercise of certain warrants held by them. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock.

Although our common stock is currently listed on The NASDAQ Global Market, there can be no assurance that we will be able to comply with the continued listing standards.

The NASDAQ Global Market may delist our common stock from trading on its exchange for failure to meet the continued listing standards. If our common stock were delisted from The NASDAQ Global Market, we and our stockholders could face significant material adverse consequences including:

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

Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	the effects of seasonality on our business cycle;

•	success of competitive retailers;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us, the housing market, the retail specialty tile market, or the retail market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of substantial amounts of common stock by our directors, executive officers, or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The NASDAQ Global Market and the stock market in general have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these securities, and of our securities, may not be predictable. A loss of investor confidence in the market for retail securities or the securities of other companies that investors perceive to be similar to us could depress the price of our securities regardless of our business, prospects, financial conditions, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

As of December 31, 2012, there were outstanding warrants to purchase an aggregate of 17,485,495 shares of our common stock. As described in more detail in Part II, Item 5 of this 10-K, since December 31, 2012, an aggregate of 5,297,124 warrants have been exercised and an aggregate of 3,609,171 shares have been issued upon such exercises. To the extent additional warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

Our management will have broad discretion over the use of the proceeds that we receive from the exercise of the warrants to purchase shares of our common stock and might not apply the proceeds in ways that increase the value of our securities.

Our management will have broad discretion to use the proceeds that we receive from the exercise of warrants to purchase shares of our common stock, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply these proceeds in ways that increase the value of our securities. We intend to use these proceeds to repurchase outstanding warrants in order to manage share dilution and general corporate purposes, including working capital, sales and marketing activities, general and administrative matters, repayment of indebtedness, and capital expenditures. We may also use a portion of these proceeds to acquire or invest in complementary products or businesses, or to repurchase outstanding stock or warrants. Until we use these proceeds, we plan to invest them, and these investments may not yield a favorable rate of return. If we do not invest or apply the proceeds that we receive from the exercise of warrants in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of our securities to decline. You will not have the opportunity to influence our decisions on how we use the proceeds that we receive from the exercise of warrants.

We may redeem certain outstanding warrants to purchase shares of our common stock prior to their exercise at a time that it is disadvantageous to the holders thereof, thereby making such warrants worthless.

We have the ability to redeem the outstanding warrants to purchase shares of our common stock at any time prior to their expiration at a price of $0.01 per warrant, provided that (i) the last reported sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within the 30 trading-day period ending on the third business day before we send the notice of such redemption and (ii) on the date that we give notice of redemption and during the entire period thereafter until the time all such warrants are redeemed, there is an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise of such warrants and a current prospectus relating to them is available. Redemption of such warrants could force the holders thereof:

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

Registration of the shares of common stock underlying outstanding warrants and a current prospectus may not be in place when an investor desires to exercise warrants and, accordingly, we may be required to permit holders of such warrants to exercise their warrants on a cashless basis.

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

In connection with the Business Combination, we registered the shares of common stock issuable upon exercise of such warrants on our registration statement on Form S-4 and intend to continue the effectiveness of such registration statement by filing any necessary post-effective amendments thereto. Nevertheless, if the effectiveness of such registration statement is not maintained, we will be required to permit holders to exercise their warrants on a cashless basis under certain circumstances specified in the warrant agreement.

Our recent restatement to classify our outstanding warrants to purchase common stock as a derivative liability has imposed limitations on our ability to pay dividends and purchase our common stock and could adversely affect our ability to enter into new, or maintain existing, leases, our credit agreement and other material agreements.

As disclosed on our Form 8-K filed with the SEC on February 20, 2013, we are required, pursuant to Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity, to classify our outstanding common stock purchase warrants (the “warrants”) as a derivative liability and to calculate the change in the fair value of the warrants at the end of each fiscal quarter. The classification of the warrants as a derivative liability resulted in the value of our total liabilities exceeding the value of our total assets, which may cause us to be considered technically insolvent. Under Delaware law, dividends on capital stock may only be paid from "surplus," which is defined as the amount by which our total assets exceeds the sum of our total liabilities, including contingent liabilities, and the amount of our capital; if there is no surplus, cash dividends on capital stock may only be paid from our net profits for the then current and/or the preceding fiscal year. In addition, under Delaware law, we may not purchase or redeem our outstanding capital stock when our capital is impaired, which is the case when we are technically insolvent. Accordingly, our ability to pay dividends and to purchase or redeem our outstanding capital stock may be limited under Delaware law. Our technical insolvency may also have adverse effects on our ability to enter into new, or remain out of default under existing, material agreements and on other aspects of our business, such as by limiting our ability to procure additional financing on reasonable terms.

We are a holding company with no business operations of our own and depend on cash flow from The Tile Shop to meet our obligations.

We are a holding company with no business operations of our own or material assets other than the equity of our subsidiaries. All of our operations are conducted by our subsidiary, The Tile Shop. As a holding company, we will require dividends and other payments from our subsidiaries to meet cash requirements. The terms of any credit facility may restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us. If there is an insolvency, liquidation, or other reorganization of any of our subsidiaries, our stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before us, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If The Tile Shop is unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate 70 stores located in 22 states, including 2 stores opened since December 31, 2012. The table below sets forth the locations and square footage of our stores:

Square
Location	Footage
Wilmington, Delaware	22,180
Jacksonville, Florida	26,186
Dunwoody, Georgia	21,885
Kennesaw, Georgia	27,000
Countryside, Illinois	18,929
Deerfield, Illinois	21,486
Naperville, Illinois	21,000
Lake Zurich, Illinois	21,280
Lombard, Illinois	21,486
Schaumburg, Illinois	25,416
Skokie, Illinois*	20,000
Tinley Park, Illinois	22,100
Indianapolis, Indiana	18,260
South Indy, Indiana	18,804
Des Moines, Iowa	24,960
Overland Park, Kansas	18,847
Shawnee, Kansas	19,032
Florence, Kentucky	27,752
Lexington, Kentucky	28,569
Louisville, Kentucky	20,000
Columbia, Maryland	21,350
Rockville, Maryland	34,478
Timonium, Maryland*	20,000
Avon, Massachusetts	18,775
Natick, Massachusetts*	26,288
Ann Arbor, Michigan	28,188
Bloomfield Hills, Michigan	24,080
Farmington, Michigan	27,000
Grand Rapids, Michigan	27,600
Sterling Heights, Michigan	29,520
Westland, Michigan	25,400
Bloomington, Minnesota	12,000
Burnsville, Minnesota	25,786
Coon Rapids, Minnesota	24,186
Plymouth, Minnesota	30,500
Roseville, Minnesota	29,412
Woodbury, Minnesota	18,731
Ellisville, Missouri	17,750
Independence, Missouri	26,682
St. Peters, Missouri	20,200
Sunset Hills, Missouri	17,500
Omaha, Nebraska	20,412
Edison, New Jersey	18,197
Livingston, New Jersey	18,176
Moorestown, New Jersey	15,210
Rochelle Park, New Jersey	21,328
Cheektowaga, New York	25,532
Commack, New York	18,932
Rochester, New York	25,000
Scarsdale, New York	21,191
Westbury, New York	17,704
Charlotte, North Carolina	33,600
Raleigh, North Carolina	22,213
Centerville, Ohio	28,440
Columbus, Ohio	25,024
Holland, Ohio	32,312
North Olmsted, Ohio	20,000
Oakwood Village, Ohio	20,715
Sharonville, Ohio	30,975
King of Prussia, Pennsylvania	25,522
Langhorne, Pennsylvania*	17,405
Robinson, Pennsylvania	26,541
Warwick, Rhode Island*	20,388
Greenville, South Carolina*	20,920
Plano, Texas*	20,000
Knoxville, Tennessee	22,000
Nashville, Tennessee	18,147
Glen Allen, Virginia	24,900
Manassas, Virginia	26,568
Springfield, Virginia	30,145
Sterling, Virginia	16,500
Vienna, Virginia*	20,363
Virginia Beach, Virginia	22,000
Brown Deer, Wisconsin	19,848
Madison, Wisconsin	20,500
West Allis, Wisconsin	22,932

We lease all of our stores. Our 10,000 square foot headquarters in Plymouth, Minnesota is attached to our flagship retail store. We own our four distribution centers, located in Spring Valley, Wisconsin; Ottawa Lake, Michigan; Ridgeway, Virginia; and Durant, Oklahoma, which consist of 51,000, 271,000, 100,000, and 150,000 square feet, respectively.

We believe that our material property holdings are suitable for our current operations and purposes. In order to continue executing our growth strategy, we intend to open no fewer than 17 new retail locations in 2013.

* We have signed leases for these locations which we expect to open in 2013.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

 Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on The NASDAQ Global Market under the symbol “TTS” since the consummation of the Business Combination on August 21, 2012. Prior to this time, there was no public market for our common stock. Our Public Warrants are quoted on the Over-the-Counter Bulletin Board under the symbol “TTSAW.” The following table shows the high and low sale prices per share of our common stock and Public Warrants as reported on The NASDAQ Global Market and the Over-the-Counter Bulletin Board for the periods indicated:

	Common Stock		Public Warrants
	High	Low	High	Low
Third Quarter 2012 (beginning August 21, 2012)	$16.99	$11.75	$3.60	$1.05
Fourth Quarter 2012	$17.13	$13.30	$6.85	$3.05

As of March 11, 2013, we had approximately 33 holders of record of our common stock and 13 holders of record of our Public Warrants. This figure does not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

As of March 11, 2013, we had outstanding a total of 46,519,123 shares of common stock and 12,456,140 Warrants. The number of outstanding Warrants reflects the exercises since December 31, 2012 of (i) 2,677,128 Warrants at a cash exercise price of $11.50 per share, resulting in a total of 2,677,128 shares of common stock issued to the Warrant holders, and (ii) 2,619,996 Warrants on a cashless basis at an exercise price per share of $11.50, resulting in a total of 932,043 shares of common stock issued to the Warrant holders and a total of 1,687,953 shares of common stock withheld to pay the exercise price.

Dividends

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock in the foreseeable future. While our board of directors may consider whether or not to institute a dividend policy, it is our present intention to retain any earnings for use in our business operations.

In addition, Our credit facility restricts our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

As previously disclosed in our Form 10-Q/A for the quarter ended September 30, 2012, we received, in connection with the Business Combination, approximately $0.8 million of proceeds from the November 2010 initial public offering of JWCAC. We have used the proceeds disbursed to us in connection with the Business Combination for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters, repayment of indebtedness, and capital expenditures.

Stock Performance Graph

The graph and table below present the Company’s cumulative total stockholder returns relative to the performance of the S&P SmallCap 600 and the Dow Jones U.S. Furnishings Index for the period commencing August 22, 2012, the date of the Business Combination, and ending December 31, 2012, the last trading day of fiscal 2012. The graph assumes $100 invested at the close of trading on August 22, 2012 in (i) the Company’s common, (ii) the stocks comprising the S&P SmallCap 600, and (iii) the stocks comprising the Dow Jones U.S. Furnishings Index. All values assume that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

	August 22,	December 31,
	2012	2012

The Tile Shop	$100.00	$129.46
S&P Small Cap 600	$100.00	$104.18
Dow Jones U.S. Furnishings Index	$100.00	$114.95

Source: Market Watch

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from (i) our audited financial statements included elsewhere in this report as of December 31, 2012 and for the year ended December 31, 2012, (ii) The Tile Shop’s audited financial statements included elsewhere in this report as of December 31, 2011 and for the years ended December 31, 2011 and 2010 and (iii) The Tile Shop’s audited financial statements not included in this report as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008. The following selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	As of December 31, or for the year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share)
Statement of Income Data
Net sales	$182,650	$152,717	$135,340	$116,247	$118,960
Cost of sales	49,626	40,321	36,124	31,706	34,001
Gross profit	133,024	112,396	99,216	84,541	84,959
Selling, general and administrative expenses	94,716	78,368	68,105	60,051	61,322
Deferred compensation expense	3,897	1,415	450	120	260
Income from operations	34,411	32,613	30,661	24,370	23,377
Interest expense	1,252	443	467	545	592
Change in value of warrants	82,063	-	-	-	-
Other income (expense)	15	(77)	124	73	675
Income (loss) before income taxes	(48,889)	32,093	30,318	23,898	23,460
Benefit (provision) for income taxes(1)	2,002	(733)	(609)	(675)	(724)
Net income (loss)	$(46,887)	$31,360	$29,709	$23,223	$22,736
Earnings (loss) per share	$(1.31)	$0.97	$0.92	$0.72	$0.70
Weighted average share outstanding	35,838	32,261	32,330	32,330	32,330
Balance Sheet Data
Cash and cash equivalents	$2,987	$6,283	$14,117	$17,850	$3,631
Inventories	46,890	43,744	35,358	26,342	28,046
Total assets	176,074	119,005	108,890	95,632	80,225
Warrant liability	$95,645	-	-	-	-
Total debt and capital lease obligations, including current maturities	74,824	4,852	5,582	4,574	5,035
Total stockholders' equity (deficit)	(44,763)	75,147	69,437	62,000	49,586
Working capital	36,389	34,852	34,895	31,851	18,949
Cash Flow Data
Net cash provided by operating activities	$47,222	$34,722	$32,461	$34,729	$25,156
Net cash used in investing activities	(29,064)	(18,561)	(14,376)	(8,267)	(9,435)
Net cash used in financing activities	(21,454)	(23,995)	(21,818)	(12,243)	(12,728)
Other Selected Financial Data (unaudited)
Adjusted EBITDA(2)	$50,634	$42,602	$38,472	$31,576	$30,818
Adjusted EBITDA margin(2)	27.7%	27.9%	28.4%	27.2%	25.9%
Gross margin(3)	72.8%	73.6%	73.3%	72.7%	71.4%
Operating income margin(4)	18.8%	21.4%	22.7%	21.0%	19.7%
Same stores sales growth(5)	7.1%	6.4%	11.4%	(4.6)%	(3.4)%

(1)	Historical amounts do not include pro forma adjustments for income taxes as a result of our change in tax status, which was effective on August 21, 2012 upon consummation of the Business Combination.
(2)	We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States, or GAAP, and adding interest expense, non-cash warrant related expense, income taxes, depreciation and amortization, deferred compensation, and stock-based compensation. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

(3)	Gross margin is gross profit divided by net sales.
(4)	Operating income margin is income from operations divided by net sales.
(5)	Same store sales growth is the percentage change in sales of comparable stores period over period. A store is considered comparable on the first day of the 13th month of operation. Same store sales growth amounts include total charges to customers less any actual returns. We do not include estimated return provisions or sale allowances in the same store sales calculation, as return reserves are calculated on a consolidated level, and the analysis does not include website sales. Same store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses.

Reconciliation of Non-GAAP Adjusted EBITDA to GAAP Net Income (loss)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Net Income (loss)	$(46,887)	$31,360	$29,709	$23,223	$22,736
Interest expense	1,252	443	467	545	592
Income taxes	(2,002)	733	609	675	724
Change in warrant liability	82,063	-	-	-	-
Depreciation and amortization	10,530	8,651	7,237	7,013	6,506
Deferred compensation expense	3,897	1,415	450	120	260
Secondary offering fees	400	-	-	-	-
Stock-based compensation	1,381	-	-	-	-
Adjusted EBITDA	$50,634	$42,602	$38,472	$31,576	$30,818

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with “Selected Historical Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in prospectus. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than are included in the following discussion. This discussion contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may differ materially from those that we currently anticipate as a result of the factors described in the sections entitled “Risk Factors” and “Information Concerning Forward-Looking Statements.”

Overview

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. We operate 70 stores in 22 states, with an average size of 23,000 square feet. We also sell our products on our website.

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

We believe that the highly-fragmented U.S. retail tile market provides us with a significant opportunity to expand our store base. We opened 15 new stores in the U.S. in 2012, and plan to open no fewer than 17 stores in 2013. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies.

In 2012, we reported net sales and income from operations of $182.7 million and $34.4 million, respectively. From December 31, 2008 to December 31, 2012, our net sales and income from operations increased at compounded annual growth rates of 11.3% and 10.1%, respectively. During that period, we opened 26 new retail locations and focused on cost control and implementing selected price increases in order to maintain our gross profit and income from operations. We plan to continue to focus on store growth and will add costs to support our growth and which are related to being a public company.

Net cash flows provided by operating activities were $47.2 million and $34.7 million for 2012 and 2011, respectively, which were used to fund capital expenditures for opening new stores and daily operations. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows and with borrowings pursuant to our credit facility. As of December 31, 2012, we had cash of $3.0 million and working capital of $36.4 million.

We plan to continue to invest in strong customer service by leveraging our highly-trained staff from our existing store base to train new store staff. In 2011, we began to deploy iPOS, a hand-held mobile device that provides our sales associates with real-time access to warehouse inventory, the ability to create a new customer order, process payments, edit orders, and look up a customer’s contact information and order history while on the store floor. We completed the deployment of iPOS to all of our stores in 2012. We continue to invest in our marketing and brand management, website improvements, and growing use of social media. We also plan to maintain our marketing and brand management by periodically remodeling our in-store displays and developing content about our store and products for smart phones and tablets. In 2012, approximately 50% of our net sales were from repeat customers.

As a result of the Business Combination, we anticipate incurring incremental general and administrative expenses of approximately $2 to $3 million annually that are attributable to operating as a publicly traded company, and to support our more rapid growth strategy. These incremental public company expenses will include annual and quarterly reporting; Sarbanes-Oxley compliance expenses; expenses associated with listing on The NASDAQ Global Market; chief financial officer and additional staff compensation; legal fees; independent auditor fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; and director compensation. In addition, we expect to incur approximately $3.6 million annually of non-cash, stock based compensation expense in 2013. We also expect to incur a non-cash charge related to the change in the fair value of the warrant liability for each quarter in 2013, based on the fluctuation in the trading price of the stock purchase warrants. The effect of these incremental general and administrative expenses is not reflected in The Tile Shop’s historical consolidated financial statements.

Key Components of our Consolidated Statements of Income

Net Sales. Net sales represent total charges to customers and include freight charged to customers. The increase in net sales in recent years has been a result of store base growth, increases in same store sales, expansion of product lines, and a gradually improving national economy.

The table below sets forth information about our same store sales growth from fiscal 2010 to fiscal 2012. Our increase in same store sales growth is primarily attributable to increases in number of orders, as well as average order size. Increase in net sales has also been a result of growing store base in the recent years. Same store sale amounts include total charges to customers less any actual returns. We do not include estimated return provisions or sales allowances in the same store sales calculation, as return reserves are calculated at the consolidated level. In general, we consider a store comparable on the first day of the 13th month of operation.

	Years Ended December 31,
	2012	2011	2010
Same store sales growth	7.1%	6.4%	11.4%

We opened fifteen, five, and five new stores in 2012, 2011, and 2010, respectively. Net sales at new stores are generally lowest in the first few months after a location is opened and generally increase over time. We expect a store’s net sales to increase faster during its first three years of operation than in its later years. Store locations opened in existing markets tend to have higher net sales in the first year of operation than store locations opened in new markets, as a portion of such net sales come from more mature stores in those markets.

Cost of Sales. Cost of sales consists primarily of material costs, freight, duties, and storage and delivery of the products, as well as costs associated with manufacturing of maintenance materials.

Gross Profit. Gross profit is net sales less cost of sales. Gross margin is the percentage determined by dividing gross profit by net sales. In 2012, 2011, and 2010 our gross margin was 72.8%, 73.6%, and 73.3%, respectively. We have been able to maintain relatively stable gross margins as a result of product cost control and retail price adjustments, in the past. However, increases in freight and distribution costs, along with increased promotional activity may adversely impact our gross margins by 100 to 200 basis points over the next several years.

Selling, General and Administrative Expenses. Payroll costs and occupancy expenses have historically been our most significant selling, general, and administrative expenses. Payroll costs exclude costs associated with manufacturing labor costs, as those costs are included in cost of sales. In 2012, 2011, and 2010, our selling, general, and administrative expenses as a percentage of net sales was 51.9%, 51.3%, and 50.3%, respectively. Our payroll costs have increased as a percentage of net sales over the last three years primarily due to increased store base growth and investments in support infrastructure. Our occupancy costs and advertising costs have increased as a percentage of net sales due to opening 15 new stores in the last year. We anticipate that our selling, general and administrative expenses to increase as we add administrative and sales personnel and we continue making investments in our corporate infrastructure to support our growth. In addition, we expect to continue to incur incremental general and administrative expenses attributable to operating as a publicly traded company. These costs include those associated with SEC reporting, Sarbanes-Oxley compliance, and listing on The NASDAQ Global Market, as well as increased financial personnel, professional fees, insurance costs, director compensation.

Income Taxes. We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rates in fiscal 2012 are not necessarily indicative of the effective tax rate that may be expected for fiscal year 2013 or future periods.

Adjusted EBITDA

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States, or GAAP, and adding interest expense, non-cash warrant related expense, income taxes, depreciation and amortization, deferred compensation, and stock-based compensation. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
Net Income (loss)	$(46,887)	$31,360	$29,709	$23,223	$22,736
Interest expense	1,252	443	467	545	592
Income taxes	(2,002)	733	609	675	724
Change in warrant liability	82,063	-	-	-	-
Depreciation and amortization	10,530	8,651	7,237	7,013	6,506
Deferred compensation expense	3,897	1,415	450	120	260
Secondary offering fees	400	-	-	-	-
Stock-based compensation	1,381	-	-	-	-
Adjusted EBITDA	$50,634	$42,602	$38,472	$31,576	$30,818

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

	Years Ended December 31,
	2012	% of sales	2011	% of sales

Net sales	$182,650		$152,717
Cost of sales	49,626	27.2%	40,321	26.4%
Gross profit	133,024	72.8%	112,396	73.6%
Selling, general and administrative expenses	94,716	51.9%	78,368	51.3%
Deferred compensation expense	3,897	2.1%	1,415	0.9%
Income from operations	34,411	18.8%	32,613	21.4%
Interest expense	1,252	0.7%	443	0.3%
Change in value of warrants	82,063	44.9%	-	0.0%
Other income (expense)	15	0.0%	(77)	(0.1)%
Income (loss) before income taxes	(48,889)	(26.8)%	32,093	21.0%
Benefit (provision) for income taxes	2,002	1.1%	(733)	(0.5)%
Net income (Loss)	$(46,887)	(25.7)%	$31,360	20.5%

Net Sales. From fiscal year 2011 to fiscal year 2012, our net sales increased by $29.9 million, or 19.6%, to $182.7 million. This increase is primarily due to net sales of $11.5 million from 15 new stores and strong same store sales growth.

Gross Profit. Gross profit increased $20.6 million, or 18.4% from fiscal year 2011 to fiscal year 2012 primarily due to the increase in net sales. Gross margin decreased from 73.6% in 2011 to 72.8% in 2012, or 0.1%. The change was primarily driven by slightly higher product related costs and transportation expenses.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased by $16.3 million, or 20.9%, in fiscal year 2012 compared to fiscal year 2011. As a percentage of net sales, selling, general, and administrative expenses increased from 51.3% in 2011 to 51.9%, or by 0.6%. The increase in selling, general, and administrative expenses was primarily due to increased payroll, rent and occupancy costs, as well as depreciation and amortization. Payroll costs increased by $9.2 million, driven by growing store base and new employee additions on store and corporate levels, as well as increased employee compensation costs, including stock-based compensation expense of $1.4. Rent and occupancy expense increased by $3.5 million, or 22.9%, primarily as a result of new stores openings. Depreciation and amortization increased by $1.9 million from fiscal year 2011 to fiscal year 2012. Higher compliance, regulatory, and personnel costs associated with being a public company also had an impact on selling, general, and administrative expense.

Deferred Compensation Expense. Deferred compensation expense increased $2.5 million, or 175.4% in fiscal year 2012 compared to fiscal year 2011. The increase in deferred compensation expense was primarily due to the termination of The Tile Shop’s historical equity incentive deferred compensation plan, or the Deferred Compensation Plan, and the related agreement to make a lump-sum cash payment to each former participant in our Deferred Compensation Plan, as well as accelerated vesting of certain membership interests in The Tile Shop in connection with the consummation of the Business Combination. We will not recognize any additional expense related to the foregoing.

Income From Operations and Operating Margin. As a result of the above, income from operations increased by $1.8 million, or 5.5%, from fiscal year 2011 to fiscal year 2012. Operating income margin decreased from 21.4% to 18.8%, or by 2.6%. Excluding the non-recurring deferred compensation costs in each period, income from operations would have been $38.3 million for the year ended December 31, 2012 and $34.0 million for the year ended December 31, 2011.

Interest Expense. Interest expense increased $0.8 million, or 183%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase is primarily due to interest incurred on the promissory notes issued in connection with the Business Combination, which have been repaid in full, and our new credit facility. In future periods, we expect interest expense to increase by approximately 50% of the expense for the year ended December 31, 2012, mostly from borrowings under our credit facility.

Change in Fair Value of Warrant Liability. The increase in change in fair value of warrant liability of $82.1 million, relates to a non-cash charge for the change in the fair value of the outstanding warrants for the year ended December 31, 2012. The warrants were assumed by the Company in connection with the Business Combination on August 21, 2012 and are listed for trading on the OTC market. This non-cash expense is expected to increase with the trading price of the warrants until the warrants are exercised. Once the warrants are exercised, the liability will be reclassified to equity.

Income Tax (Provision) Benefit. Income tax benefit increased $2.7 million for the year ended December 31, 2012 compared to a provision of $.7 million for the year ended December 31, 2011 as a result of becoming a taxable entity due to the Business Combination, and because of these developments, we recognized $5.9 million of net deferred tax assets, which was offset by a tax expense of $3.9 million for the period from August 21, 2012 through December 31, 2012.

Net Income (loss). Primarily as a result of the change in the fair value of the warrant liability described above, we recorded a net loss of $46.9 million for the year ended December 31, 2012 compared to $31.4 million of net income in the previous year. Excluding the change in fair value of warrants, which was $82,063 for the year ended December 31, 2012, net income was $35,176, which represented an increase of $3.8 million, or 12.2% as compared to the previous year. We believe this non-GAAP measure is useful because it excludes a significant item that is considered to be non-operational and of a non-cash nature, and which will change from period to period due to the impact of market fluctuations. The non-GAAP measure thereby facilitates our evaluation of current operating performance and comparisons to past operating performance.

Comparison of the Year Ended December 31, 2011 and the Year Ended December 31, 2010

	Years Ended December 31,
	2011	% of sales	2010	% of sales
Net sales	$152,717		$135,340
Cost of sales	40,321	26.4%	36,124	26.7%
Gross profit	112,396	73.6%	99,216	73.3%
Selling, general and administrative expenses	78,368	51.3%	68,105	50.3%
Deferred compensation expense	1,415	0.9%	450	0.3%
Income from operations	32,613	21.4%	30,661	22.7%
Interest expense	443	0.3%	467	0.3%
Other income (expense)	(77)	(0.1)%	124	0.1%
Income before income taxes	32,093	21.0%	30,318	22.5%
Benefit (provision) for income taxes	(733)	(0.5)%	(609)	(0.5)%
Net income	$31,360	20.5%	$29,709	22.0%

Net Sales. Net sales increased by $17.4 million, or 12.8%, from 2010 to 2011. This increase is primarily due to a net sales increase of $2.6 million from five new stores, an increase of $14.4 million from same store sales growth, and an increase of $0.4 million from online store sales. In 2011, we also expanded the number of products that we sell.

Gross Profit. Gross profit increased $13.2 million, or 13.3%, from 2010 to 2011, primarily due to the increase in net sales. Gross margin increased from 73.3% to 73.6% from 2010 to 2011.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $11.2 million, or 16.4%, from 2010 to 2011. Selling, general, and administrative expenses as a percentage of net sales increased 1.5% from 2010 to 2011. The increase in selling, general, and administrative expenses was primarily due to increased payroll costs of $5.5 million and additional occupancy costs of $3.4 million, primarily as a result of opening new stores. Occupancy costs are higher for new stores compared to existing stores due to the gradually improving economy and opening new stores in more expensive real estate markets. In 2011, selling, general, and administrative expenses also includes a charge of $1.4 million related to our Deferred Compensation Plan.

Income From Operations and Operating Margin. As a result of the above, income from operations increased by $2.0 million, or 6.4%, from 2010 to 2011. Operating income margin decreased from 22.7% to 21.4% from 2010 to 2011.

Net Income. As a result of the changes noted above, net income increased by $1.7 million, or 5.6%, from 2010 to 2011.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $3 million of cash and cash equivalents at December 31, 2012, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for general corporate purposes, including opening new stores, purchasing additional merchandise inventory and maintaining our existing stores.

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

We have used borrowings pursuant to the credit agreement to pay all outstanding obligations pursuant to the approximately $70 million of promissory notes that we issued in connection with the Business Combination, or the Promissory Notes. Additional borrowings pursuant to the credit facility may be used to support our growth and for working capital purposes.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

In 2012, we made capital expenditures of approximately $29 million. The expenditures, in addition to general capital requirements of $1 million, included cash paid for new stores, with an aggregate cost of approximately $17 million.

Approximately $2.1 million was spent to renovate our existing in-store displays and $3.2 million to expand one of our distribution centers, $3 million for machinery and equipment at our distribution centers and $2.5 million to purchase a new distribution facility.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open, the number of stores that we choose to renovate, and the number and size of any acquisition that we chooses to make. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. As of now, we intend to open no fewer than 17 stores at an expected aggregate cost of approximately $24 million in 2013.

As a result of our becoming a public company in connection with the Business Combination, and in consideration of our growth strategy, we anticipate incurring incremental general and administrative expenses of approximately $2 - $3 million annually. These expenses will include annual and quarterly reporting; Sarbanes-Oxley compliance expenses; expenses associated with listing on The NASDAQ Global Market; chief financial officer and additional staff compensation; legal fees; independent auditor fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; director compensation, and additional staff costs in the areas of purchasing, distribution, sales management, information technology, human resources, and accounting to support our growth initiatives.

Cash Flows

The following table summarizes our cash flow data for the years ended December 31, 2012, 2011, and 2010.

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$47,222	$34,722	$32,461
Net cash used in investing activities	(29,064)	(18,561)	(14,376)
Net cash used in financing activities	(21,454)	(23,995)	(21,818)

Operating Activities

Cash flows from operating activities are significantly influenced by net income, depreciation and amortization of property, plant and equipment, amortization of deferred rent, changes in warrant liability, and changes in working capital.

In 2012, cash provided by operating activities was $47.2 million, driven primarily by our net loss of $46.9 million, which was reduced by non-cash charges of $98.3 million, including $82.1 million of change in fair value of warrants, $10.5 million of depreciation and amortization, $1.4 million of stock-based compensation, $3.0 million of deferred rent, and $3.9 million of deferred compensation costs, offset by a non-cash income tax benefit of $2.6 million. In addition, these cash inflows were decreased by an increase in working capital of $4.2 million, which included a $0.3 million increase in trade receivables, a $.3 million increase in inventories, a $4.6 million increase in prepaid expenses, prepaid inventory and other current assets, a $1.1 million increase in accounts payable, and a $3.4 million decrease in accrued expenses and other liabilities, and a $2.5 million increase in income tax receivable.

In 2011, cash provided by operating activities was $34.7 million, driven primarily by our net income of $31.4 million, which was reduced by non-cash charges of $12.8 million, including $8.7 million of depreciation and amortization, $2.5 million of deferred rent, $1.4 million of deferred compensation expense, and a $0.2 million loss on disposal of property, plant, and equipment. These cash inflows were offset by an increase in working capital of $9.4 million, which included a $0.2 million decrease in trade receivables, an $8.4 million increase in inventories, a $0.4 million increase in prepaid expenses and other current assets, a $1.8 million decrease in accounts payable, and a $1.0 million increase in accrued expenses and other liabilities.

In 2010, cash provided by operating activities was $32.5 million, driven primarily by our net income of $29.7 million, which was reduced by non-cash charges of $9.3 million, including $7.2 million of depreciation and amortization, $1.5 million of deferred rent, $0.1 million of accretion of special cash distribution units, $0.1 million loss on disposal of property, plant, and equipment, and $0.5 million of stock-based compensation. These cash inflows were offset by an increase in net working capital of $6.6 million, which included a $0.2 million increase in trade receivables, a $9.0 million increase in inventories, a $1.1 million increase in prepaid expenses and other current assets, a $3.4 million increase in accounts payable, and a $0.3 million increase in accrued expenses and other liabilities.

Investing Activities

Net cash used in investing activities was $29.1 million, $18.6 million, and $14.4 million in 2012, 2011, and 2010, respectively. Net cash used in investing activities in each period included capital purchases of store fixtures, equipment and leasehold improvements for stores opened or remodeled, and routine capital purchases of computer hardware and software.

Financing Activities

Net cash used in financing activities was $21.5 million, $23.9 million, and $21.8 million in 2012, 2011, and 2010, respectively. These cash uses were primarily due to distributions to members of The Tile Shop and principal payments on long-term debt.

Off-balance Sheet Arrangements

As of December 31, 2012 and December 31, 2011, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Arrangements

The following table summarizes certain of our contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	5+ Years
	(in thousands)
Long-term debt including principal and interest(1)	$81,152	$5,698	$10,585	$64,157	$712
Operating lease obligations(2)	265,755	14,950	30,504	30,562	189,740
Capital lease obligations(3)	2,742	472	890	428	952
Total contractual obligations	$349,649	$21,120	$41,979	$95,146	$191,404

(1)	Includes total interest of $7.9 million, comprised of $1.8 million of interest for the period of less than 1 year, $3.4 million of interest for the period of 1 – 3 years, $2.7 million of interest for the period of 4 – 5 years, and $6,000 of interest for the period of 5+ years.
(2)	Includes the base or current renewal period for our operating leases, which contain varying renewal provisions.
(3)	Includes total interest of $1.0 million, comprised of $238,000 of interest for the period of less than 1 year, $360,000 of interest for the period of 1 – 3 years, $235,000 of interest for the period of 4 – 5 years, and $255,000 of interest for the period of 5+ years.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. Our most critical accounting policies are summarized below. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this 10-K.

Recognition of Revenue

We recognize sales at the time that the customer takes possession of the merchandise. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Sales and other taxes are recorded net in the consolidated balance sheets but excluded from the consolidated statements of income. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical sales trends and experience. Any reasonably likely changes that may occur in the assumptions underlying our allowance estimates would not be expected to have a material impact on our financial condition or operating performance.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future sales returns and exchanges and the associated costs. The customer may receive a refund or exchange the original product for a replacement of equal or similar quality for an indefinite period of time after the original purchase. Products received back under this policy are reconditioned pursuant to state laws and resold.

Stock-based Compensation

We have granted equity-linked incentives to certain of our employees. We account for equity-linked incentives in accordance with ASC 718 “Stock Compensation”. ASC 718 addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We have granted cash-settled and equity-settled awards. Prior to the consummation of the Business Combination, the cash-settled awards were classified as liabilities as required under ASC 718. At each reporting date, the liability was measured at intrinsic value with resulting changes recognized in our consolidated statements of income.

As of the consummation of Business Combination, we have only equity-settled awards. We measure compensation cost for equity-settled awards at fair value on the date of grant and recognize compensation cost in our consolidated statements of income over the service or performance period through which the award is expected to vest. We determine compensation cost by using option pricing models.

Property, Plant, and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation, which is amortized over the useful life of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease period (including expected renewal periods). Property, plant, and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our investment in store leasehold improvements, including fixtures and equipment, is the most significant component of property, plant, and equipment.

When evaluating property, plant, and equipment for potential impairment, if certain impairment indicators exist, we first compare the carrying value of the asset’s undiscounted estimated future cash flows. If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which is based on estimated future discounted cash flows. We recognize impairment if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. Based upon the impairment review, there were no impairment losses to report in the financial statements.

We have not made any material changes in the policy that we use to assess impairment losses.

We have not incurred any material impairment losses in the past and do not believe that a reasonable likelihood exists that there will be a material change in the estimates or assumptions used to calculate property, plant, and equipment asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Income taxes

As a result of the Business Combination, beginning August 21, 2012, the Company’s results of operations are taxed as a C Corporation. Prior to the Business Combination, The Tile Shop’s operations were taxed as a limited liability company, whereby The Tile Shop elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for federal income taxes has been provided in the accompanying consolidated financial statements for periods prior to August 21, 2012. The provision recorded prior to August 21, 2012, represents income taxes primarily payable by the LLC, due to minimum fees in several states and income tax in the state of Michigan.

Since August 21, 2012 and prospectively, the Company will recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

New Accounting Pronouncements

There have been no new accounting pronouncements that we would expect to have a significant impact on our results of operations, financial condition or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents and in connection with borrowings under our $100 million credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. The base rate was 4.25% at December 31, 2012. We invest in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operations.

We currently do not engage in any significant interest rate hedging activity. However, we may do so in the future to mitigate market risk rate. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Credit Concentration Risk

Financial instruments, which may subject us to concentration of credit risk, consist principally of cash deposits. We maintain cash balances at financial institutions with strong credit ratings. However, the amounts invested with financial institutions are generally in excess of FDIC insurance limits.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the reports of the independent registered public accounting firm, listed under Item 15 “Exhibits, Financial Statement Schedules”, are included as a separate section of this Annual Report on Form 10-K beginning on page 34 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that disclosure controls and procedures were ineffective as of December 31, 2012 due to the material weakness in internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As discussed elsewhere in this Annual Report on Form 10-K, the Company completed the Business Combination on August 21, 2012. Prior to the Business Combination, The Tile Shop was a privately held company and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from our management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of the Company’s internal control over financial reporting as of December 31, 2012. Therefore, the Company is excluding management’s report on internal control over financial reporting pursuant to the Section 215.02 of the SEC’s Compliance and Disclosure Interpretations.

As disclosed in Form 10Q/A for the quarterly period ended September 30, 2012, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2012, management identified that previously issued financial statements for the three and nine months ended September 30, 2012, contained a misstatement relating to the Company’s accounting for its outstanding common stock purchase warrants (the “warrants”). As a result of this restatement, a material weakness was identified in our internal controls related to the Company’s identification and analysis of the complex accounting and financial reporting attributes associated with certain non-routine transactions such as our common stock purchase warrant agreements, including not utilizing qualified external experts to supplement internal resources.

Changes in Internal Control over Financial Reporting

Except as discussed below, there was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of the 2011 Material Weakness

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

During the quarter ended September 30 2012, we hired a Chief Financial Officer who initiated an analysis of our internal accounting controls and procedures. This process has resulted in a number of changes to our processes and procedures that have served to strengthen our controls over financial reporting. We have also designed and implemented a formalized financial reporting process that includes: conducting properly prepared, supported, and reviewed balance sheet reconciliations; conducting properly prepared, supported, and reviewed journal entries; following a properly completed and approved financial close checklist; and abiding by a financial reporting calendar. As of December 31, 2012, management performed an evaluation of the effectiveness of the aforementioned internal control enhancements and concluded that the previously disclosed material weakness was remediated as of December 31, 2012.

Remediation of the 2012 Material Weakness

We plan to implement additional procedures to remediate the 2012 material weakness described above. These additional procedures will include 1) developing common processes for identifying non-routine events and transactions that may require the involvement of subject matter experts, 2) developing a common methodology for assessing the accounting, disclosure and reporting implications surrounding non-routine transactions, 3) increasing our critical analysis of the guidance and recommendations provided by subject matter experts and 4) developing an appropriate concluding framework that enables management to consider all relevant input in arriving at a conclusion Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control processes, management may determine that additional measures are necessary to address the control deficiency or may modify the remediation plan described above. If not remediated this material weakness could result in future material misstatements to the Company's financial statements.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 will be included under the headings “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to our executive officers is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item 11 will be included under the headings “Information Regarding the Board of Directors and Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 will be included under the headings “Transactions With Related Persons” and “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item 14 will be included under the heading “Ratification of Selection of Independent Auditors” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of report

1.	Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Annual Report on Form 10-K:

		Page #
(i)	Reports of Independent Registered Public Accounting Firms	34
(ii)	Consolidated Balance Sheets for the years ended December 31, 2012 and 2011	36
(iii)	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010	37
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010	38
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	39
(vi)	Notes to Consolidated Financial Statements	40

2.	Exhibits.

See “Exhibit Index” immediately following the signature page of this Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tile Shop Holdings, Inc. and Subsidiaries

Plymouth, Minnesota

We have audited the accompanying consolidated balance sheets of Tile Shop Holdings, Inc. and Subsidiaries (formerly known as The Tile Shop, LLC and Subsidiary) (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 18, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Tile Shop Holdings, Inc. and Subsidiaries (formerly known as The Tile Shop, LLC and Subsidiary)

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2010, of Tile Shop Holdings, Inc. and Subsidiaries (formerly known as The Tile Shop, LLC and Subsidiary). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Tile Shop Holdings, Inc. and Subsidiaries (formerly known as The Tile Shop, LLC and Subsidiary) and their cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Minneapolis, MN

June 29, 2012 (except for Note 11, as to which the date is November 16, 2012)

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,987	$6,283
Trade receivables, net	1,009	739
Inventories	46,890	43,744
Prepaid inventory	6,051	3,309
Prepaid expenses	2,017	529
Note receivable from member	0	1,205
Income tax receivable	2,529	-
Deferred tax asset - current	9,364	-
Other current assets	1,421	382
Total Current Assets	72,268	56,191
Property, plant and equipment, net	82,080	62,065
Deferred tax asset	20,865	-
Other assets	861	749
TOTAL ASSETS	176,074	119,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,968	$7,787
Current portion of long term debt	3,860	559
Accrued wages and salaries	2,912	2,617
Other accrued liabilities	7,734	5,930
Current portion of capital lease obligation	234	194
Deferred compensation	6,171	-
Distributions payable to members	-	4,251
Total Current Liabilities	35,879	21,338
Long-term debt, net	69,310	2,445
Capital lease obligation, net	1,420	1,654
Deferred rent	18,583	15,584
Warrant liability	95,645	-
Deferred compensation and other liabilities	-	2,837
TOTAL LIABILITIES	220,837	43,858

Commitments and contingencies (Footnote 7)

Stockholders’ equity:
Common stock, par value 0.0001; authorized: 100,000,000 shares; issued: 43,177,822, and 32,000,000 shares	4	3
Preferred stock, par value $.0001; authorized: 10,000,000 shares; issued 0 shares	-	-
Additional paid-in-capital	9,434	8,175
Treasury units	-	(261)
Retained earnings (deficit)	(54,201)	67,230
Total stockholders’ equity	(44,763)	75,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$176,074	$119,005

The accompanying notes are an integral part of these consolidated financial statements

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income
for the year ended December 31, 2012, 2011 and 2010

(In thousands, except share data)

	2012	2011	2010
Net sales	$182,650	$152,717	$135,340
Cost of sales	49,626	40,321	36,124
Gross profit	133,024	112,396	99,216
Selling, general and administrative expenses	94,716	78,368	68,105
Deferred compensation expense	3,897	1,415	450
Income from operations	34,411	32,613	30,661
Interest expense	1,252	443	467
Change in fair value of warrants	82,063	-	-
Other income (expense)	15	(77)	124
Income (loss) before income taxes	(48,889)	32,093	30,318
Benefit (provision) for income taxes	2,002	(733)	(609)
Net income (loss)	$(46,887)	$31,360	$29,709

Weighted average basic and diluted shares outstanding	35,837,609	32,261,168	32,329,897
Basic and diluted earnings (loss) per share	$(1.31)	$0.97	$0.92

Pro forma computation related to conversion to C Corporation for income tax purposes (unaudited)

Historical income (loss) before income taxes	$(48,889)	$32,093	$30,318
Pro forma benefit (provision) for income taxes	(13,270)	(12,837)	(12,127)

Pro forma net income (loss)	$(62,159)	$19,256	$18,191

Pro forma weighted average basic and diluted shares outstanding	42,562,617	42,534,884	42,534,884
Pro forma basic and diluted earnings (loss) per share	$(1.46)	$0.45	$0.43

The accompanying notes are an integral part of these consolidated financial statements

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in- capital	Treasury units	Retained earnings (deficit)	Total
Balance at January 1, 2010	32,329,897	$3	$8,259	$(261)	$53,999	$62,000
Distributions to Stockholders'					(22,272)	(22,272)
Net income					29,709	29,709
Balance at December 31, 2010	32,329,897	3	8,259	(261)	61,436	69,437
Redemption of common units of Tile Shop LLC	(329,897)	-	(84)	-	(1,400)	(1,484)
Distributions to members of Tile Shop LLC	-	-	-	-	(24,166)	(24,166)
Net income	-	-	-	-	31,360	31,360
Balance at December 31, 2011	32,000,000	3	8,175	(261)	67,230	75,147
Merger of JWC Acquisition Corp	10,534,884	1	(13,909)	-	-	(13,908)
Issuance of promissory note	-	-	(17,282)	-	(52,489)	(69,771)
Distributions to members of Tile Shop LLC	-	-	-	-	(22,055)	(22,055)
Cancellation of treasury units	-	-	(261)	261	-	-
Issuance of restricted shares	295,000	-	-	-	-	-
Exercise of warrants	347,938	-	5,569	-	-	5,569
Stock based compensation	-	-	1,953	-	-	1,953
Expenses for business combination	-	-	(2,490)	-	-	(2,490)
Deferred income taxes	-	-	27,679	-	-	27,679
Net loss	-	-	-	-	(46,887)	(46,887)
Balance at December 31, 2012	43,177,822	$4	$9,434	$0	$(54,201)	$(44,763)

The accompanying notes are an integral part of these consolidated financial statements

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	2012	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(46,887)	$31,360	$29,709
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	19	-	-
Depreciation and amortization	10,530	8,651	7,237
Other	23	260	119
Change in fair value of warrants	82,063	-	-
Deferred rent	2,999	2,468	1,495
Stock based compensation	1,381	-	-
Deferred compensation expense	3,897	1,415	450
Deferred income taxes	(2,550)	-	-
Changes in operating assets and liabilities:
Trade receivables	(270)	208	(200)
Inventories	(280)	(8,386)	(9,016)
Prepaid expenses and other current assets	(1,952)	53	(265)
Prepaid inventory	(2,741)	(439)	(823)
Accrued interest	349	-	-
Accounts payable	1,121	(1,890)	3,442
Income tax receivable	(2,529)	-	-
Accrued expenses and other liabilities	2,049	1,022	313
Net cash provided by operating activities	47,222	34,722	32,461

Cash Flows From Investing Activities
Change in value of life insurance policy	(11)	-	-
Purchases of property, plant and equipment	(29,053)	(18,561)	(14,395)
Proceeds from the sale of property, plant and equipment	-	-	19
Net cash used in investing activities	(29,064)	(18,561)	(14,376)

Cash Flows From Financing Activities
Payments on promissory notes	(69,771)	-	-
Payments of long-term debt and capital lease obligations	(2,628)	(729)	(514)
Distributions to members of Tile Shop LLC	(26,306)	(21,744)	(22,783)
Redemption of common units	-	(1,485)	-
Proceeds from exercise of warrants	4,001	-	-
Cash received in merger with JWC Acquisition Corp	62,904	-	-
Proceeds from issuance of common shares to JWC Acquisition Corp's shareholders	15,000	-	-
Payment to members of Tile Shop LLC for contribution	(75,000)	-	-
Expenses for business combination	(2,463)	-	-
Advances on line of credit	72,600	-	1,522
Payment towards special cash distribution units	(300)	(300)	(300)
Receipt on note from member	1,205	263	257
Debt issuance costs	(594)	-	-
Security deposits	(102)	-	-
Net cash used in financing activities	(21,454)	(23,995)	(21,818)
Net change in cash	(3,296)	(7,834)	(3,733)
Cash and cash equivalents beginning of period	6,283	14,117	17,850
Cash and cash equivalents end of period	$2,987	$6,283	$14,117

The accompanying notes are an integral part of these consolidated financial statements

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Organization and Nature of Business

The Tile Shop, LLC (“The Tile Shop”) was formed on December 30, 2002, as a Delaware limited liability company and began operations on January 1, 2003. Tile Shop Holdings, Inc. (the “Company”) was incorporated under the laws of the state of Delaware in 2012 as a wholly-owned subsidiary of The Tile Shop. The Company was formed for the purpose of consummating the transactions contemplated by the Contribution and Merger Agreement (the “Contribution and Merger Agreement”), dated June 27, 2012, by and among JWC Acquisition Corp., a Delaware corporation (“JWCAC”), The Tile Shop, the member of The Tile Shop other than ILTS, LLC, a Delaware limited liability company (“ILTS”), Nabron International, Inc., a Bahamas corporation (“Nabron”), Tile Shop Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Peter J. Jacullo III, as representative (“Business Combination”), which was completed on August 21, 2012 and is fully discussed in Note 2 below. JWCAC was incorporated under the laws of the state of Delaware in 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving JWCAC and one or more businesses.

The Company and subsidiaries are engaged in the sale of tile and flooring products. The Company also fabricates or manufactures certain products in Michigan and Wisconsin. The Company’s primary market is retail sales to consumers; however, the Company does have sales to contractors. As of December 31, 2012, the Company had 70 stores and an on-line retail operation. The retail stores are located in Minnesota, Wisconsin, Kansas, Illinois, Michigan, Ohio, Indiana, Maryland, Missouri, Kentucky, New York, Virginia, Iowa, North Carolina, New Jersey, Tennessee, Nebraska, Delaware, Georgia, and Pennsylvania. The Company also has distribution centers located in Wisconsin, Michigan, and Virginia.

Note 2: Business Combination

On August 21, 2012, pursuant to the terms of the Contribution and Merger Agreement, the Business Combination was consummated. The members of The Tile Shop contributed their membership interests in The Tile Shop to the Company, and Nabron contributed its membership interest in ILTS to the Company (the “Contribution”), in exchange for (i) a cash payment of $75 million, (ii) 32,000,000 shares of the Company’s common stock valued at $320 million, and (iii) promissory notes issued by the Company in the aggregate principal amount of $69.8 million. As a result of the Contribution, all ownership interests in The Tile Shop were contributed to the Company.

Prior to the Business Combination, certain JWCAC shareholders exercised their redemption rights with respect to 5.5 million shares of JWCAC public stock, which were redeemed at the closing of the Business Combination. Immediately thereafter and concurrently with the Contribution, Merger Sub merged with and into JWCAC, with JWCAC surviving (the “Merger”), and (i) each remaining outstanding share of JWCAC common stock was exchanged for one share of the Company’s common stock and (ii) each outstanding JWCAC warrant which was formerly exercisable for one share of JWCAC common stock became exercisable for one share of the Company’s common stock.

Also, as a part of the business combination, certain members of JWC Acquisition LLC, the sponsor of JWCAC, purchased 1,500,000 shares of the Company’s common stock from the Company in a private placement at a purchase price of $10.00 per share, and the members of The Tile Shop withdrew the existing cash of The Tile Shop of $12.9 million at closing via a dividend.

As result of the Business Combination, the Company owns directly or indirectly all of the equity in The Tile Shop, ILTS, and JWCAC. Specifically, immediately following closing, the former members of The Tile Shop and the former JWCAC stockholders hold 75.2% and 24.8%, respectively, of the issued and outstanding shares of common stock of the Company.

The number of shares of common stock of the Company issued and outstanding immediately following the consummation of the Business Combination is summarized as follows:

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Basis of presentation and accounting treatment of Business Combination:

The Tile Shop is considered the acquirer for accounting purposes because it obtained effective control of JWCAC. The Tile Shop did not have a change in control since The Tile Shop’s operations comprise the ongoing operations of the combined entity, its senior management became the senior management of the combined entity, and its former owners own a majority voting interest in the combined entity and are able to elect a majority of the combined entity’s board of directors. Accordingly, the Business Combination does not constitute the acquisition of a business for purposes of Financial Accounting Standards Board’s Accounting Standard Codification 805, “Business Combinations,” or ASC 805. As a result, the assets and liabilities of The Tile Shop and JWCAC are carried at historical cost and the Company has not recorded any step-up in basis or any intangible assets or goodwill as a result of the Business Combination. All direct costs of the Business Combination are offset to additional paid-in capital. The historical financial statements presented herein are that of The Tile Shop for all periods.

In the consolidated financial statements, the recapitalization of the number of shares of common stock attributable to The Tile Shop members is reflected retroactive to January 1, 2010. Accordingly, the number of shares of common stock presented as outstanding as of January 1, 2010 totaled 32,329,897 consisting of 32,000,000 shares of common stock issued to The Tile Shop members as consideration for the Contribution, and 329,897 of common units held by the former owners of The Tile Shop, LLC which were fully redeemed in 2011. This number of shares was also used to calculate the Company’s earnings per share for all periods prior to the Business Combination.

The cash flows related to the business combination, as reported in the Consolidated Statement of Cash Flows is summarized as follows (in thousands):

Amount
Cash in trust at JWCAC	$124,950
Add: proceeds from issue of shares	15,000
Less: redemption of JWCAC public shares	(54,960)
Less: cash paid to The Tile Shop members	(75,000)
Less: payment of deferred offering cost by JWCAC	(4,588)
Less: payment of transaction expenses	(4,644)
Remaining cash received by the Company in the merger	$758

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Because the former Tile Shop members retained a significant ownership interest in the Company following the Business Combination, a portion of the $69.8 million of notes payable issued to the former members of The Tile Shop as part of the Business Combination is treated as a leveraged dividend and accordingly $52.5 million has been reflected as a distribution of retained earnings in the accompanying financial statements. The remainder of the notes payable has been deducted from additional paid in capital.

Pro Forma Information:

The pro forma computation related to the conversion to a C Corporation for income tax purposes assumes that such conversion occurred as of January 1, 2010, and includes the add back of a non-recurring non-deductible permanent difference for warrant liability expense. These amounts are not necessarily indicative of the consolidated results of income for future years or actual results that would have been realized had the change in tax status occurred as of the beginning of each such year.

Note 3: Summary of Selected Significant Accounting Polices

Basis of preparation:

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with United States generally accepted accounting principles (“US GAAP”) to reflect the financial position, results of operations and cash flows of the Company. These financial statements have been prepared on a going concern basis, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The company reviewed subsequent events through the issue date for inclusion in these consolidated financial statements.

Use of estimates:

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amount of assets and liabilities reported on the Company's balance sheets and the amounts of income and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition and related reserves for sales returns, useful lives of property, plant and equipment, determining impairment on long-lived assets, valuation of inventory, determining compensation expense on stock based compensation plans and accruals for incentive compensation. Actual results may differ from these estimates.

Reclassification:

Certain accounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. The reclassification for 2011 was to present prepaid inventory on the Balance Sheet and reclassify customer deposits from accounts payable to other accrued liabilities. Prepaid inventory was reclassified based on the percentage of total current assets threshold as of December 31, 2012.

Cash and cash equivalents:

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Trade receivables:

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables. Management determines the allowance for doubtful accounts on a specific identification basis as well as by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. As of December 31, 2012 and 2011, the allowance for doubtful accounts was not significant.

Inventories:

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as December 31, 2012 and December 31, 2011 (in thousands):

	December 31,	December 31,
	2012	2011
Finished goods	$39,353	$38,380
Raw materials	858	1,220
Finished goods in transit	6,679	4,144
Total	$46,890	$43,744

Income taxes:

As a result of the Business Combination, beginning August 21, 2012, the Company’s results of operations are taxed as a C Corporation. Prior to the Business Combination, The Tile Shop’s operations were taxed as a limited liability company, whereby The Tile Shop elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for federal income taxes has been provided in the accompanying consolidated financial statements for periods prior to August 21, 2012. The provision recorded prior to August 21, 2012, represents income taxes primarily payable by The Tile Shop, due to minimum fees in several states and income tax in the state of Michigan.

Subsequent to August 21, 2012, the Company has recognized deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

Revenue recognition:

Sales are recognized upon pick up or delivery of products which is when transfer of title to a customer occurs, the sales price is fixed or determinable, and collection is reasonably assured. The Company is required to charge and collect sales and other taxes on sales to its customers and remit the taxes back to the government authorities. Sales and other taxes are recorded in the consolidated balance sheets but excluded from the consolidated statements of income.

The Company accrues a liability for sales returns and exchanges in the period that the related sales are recognized. The customer may receive a refund or exchange the original product for a replacement of equal or similar quality for an indefinite period of time after the original purchase. The Company regularly assesses and adjusts the estimated liability for updated return rates based on actual trends and projected claim costs. The sales returns allowance and related changes were not significant as of and for the years ended December 31, 2012, 2011 and 2010.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cost of Sales:

Cost of Sales includes the actual cost of merchandise sold, the cost of transportation of merchandise from vendors to the Company’s distribution centers, the cost of handling and shipping merchandise from the Company’s stores, locations or distribution centers to the customer, and the operating cost of the Company’s sourcing and distribution network.

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

The Company has granted cash settled and equity settled awards. Until consummation of the Business Combination, the cash settled awards are classified as liabilities as required under ASC 718. At each reporting date the liability was measured at intrinsic value with resulting changes recognized in the consolidated statements of income.

Since consummation of the Business Combination, the Company has only equity settled awards. The Company measures and recognizes compensation expense for all stock-based payments on the grant date at fair value, net of forfeitures. The financial statements for the years ended December 31, 2012, 2011, and 2010 recognize compensation cost for the portion of outstanding awards which have vested during the applicable year. The Company recognizes stock-based compensation costs over the requisite service period of the award.

Restricted stock:

The Company awards restricted common shares to selected employees, and non-employee directors. Recipients are not required to provide any consideration other than continued service. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the award.

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

Segments:

The Company’s operations consist primarily of retail sales of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States and through its website. The Company’s chief operating decision maker only reviews the consolidated results of Company and accordingly the Company has concluded it has one reportable segment.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Advertising costs:

Advertising costs are charged to expense as incurred. Advertising costs were $2.9 million, $2.1 million, and $2 million , for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in selling, general and administrative expenses in the consolidated statements of income.

Property and equipment:

Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repairs and maintenance costs are charged to operations when incurred. Property and equipment is depreciated or amortized using the straight-line method over estimated useful lives ranging from three to seven years. Assets purchased under a capital lease are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is included in the results of operations.

Asset life (in years)
Buildings and building improvements	40
Leasehold improvements	8 – 26
Furniture and fixtures	3 – 7
Machinery and equipment	5 – 7
Computer equipment	5 – 7
Purchased computer software	3 – 5
Vehicles	3 – 5

Debt issuance costs:

The Company has capitalized approximately $594,000 of debt issuance costs during the year ended December 31, 2012. The Company amortizes the debt issuance costs under the effective method over the life of the related debt instrument and includes these costs with other assets on the consolidated balance sheets. Amortization of debt issuance costs of approximately $20,000 for the year ended December 31, 2012 is included in interest expense in the consolidated statements of income. The remaining balance of deferred costs was approximately $574,000 at December 31, 2012.

Accrued warrant liability:

Outstanding warrants are accounted for as derivative instruments in accordance with the Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. As such, changes in the fair value of the warrants are recorded in the statements of income as “Change in fair value of warrant liability.”

Leases:

The Company classifies all leases at the inception date as either a capital lease or an operating lease. Leases of assets under which there is transfer of substantially the entire risk and rewards incidental to ownership as per ASC 840 “Leases” are classified as capital leases. All other leases are classified as operating leases.

Assets under capital leases are capitalized and lease payments are allocated to the lease obligation and interest on the obligation amount.

Rent expense on operating leases is charged to expense in accordance with the terms of the agreement. For leases that contain fixed escalation of the minimum rent, rent expense is recognized on a straight-line basis through the end of the lease term. The start of the lease term is the earlier of the lease commencement date or the date the Company takes possession of the asset. The difference between the straight-line rent amounts and amounts payable under the leases is recorded as deferred rent.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Self insurance:

The Company is self-insured for certain employee health benefit claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, and economic conditions. This liability could be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 31, 2012 and 2011, an accrual of approximately $170,000 and $160,000 related to estimated claims was included in other current liabilities, respectively.

Note 4: Property Plant and Equipment:

Property and equipment consisted of the following at December 31 (in thousands):

	(thousands)
	2012	2011
Land	$703	$328
Building and building improvements	13,246	10,024
Leasehold improvements	40,513	31,333
Furniture and fixtures	64,979	47,482
Machinery and equipment	13,258	10,625
Computer equipment	6,044	4,394
Purchased computer software	2,663	2,447
Vehicles	2,154	2,070
Construction in progress	2,434	4,294
Total property, plant and equipment	145,994	112,997
Less accumulated depreciation and amortization	(62,103)	(49,248)
Less accumulated depreciation and amortization of capital leases	(1,811)	(1,684)
Total property, plant and equipment, net	$82,080	$62,065

Depreciation and amortization expense on property and equipment was approximately $10,500, $8,700, and $7,200 for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 5: Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	(thousands)
	2012	2011
Customer deposits	$4,080	$2,531
Taxes	1,490	763
Interest payable	349	-
Special cash distribution units	-	277
Sales return reserve	1,815	2,359
Total accrued liabilities	$7,734	$5,930

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Long-term debt

Long-term debt consisted of the following at December 31:

	(thousands)
	2012	2011
Variable interest rate (0.37% and 0.47% at December 31, 2012 and	$1,445	$1,790
2011 respectively) bonds, which mature April 1, 2023,
collateralized by buildings and equipment
Term note payable - Bank of America, quarterly installments of $875, interest at 2.6154% through October 2017	24,125	-
Commercial bank credit facility - Wells Fargo	-	1,214
Commercial bank credit facility - Bank of America	47,600	-
	73,170	3,004
Less: current portion	3,860	559
Debt obligations, net of current portion	$69,310	$2,445

Approximate annual aggregate maturities of debts are as follows: (thousands)

Fiscal Year
2013	$3,860
2014	3,590
2015	3,595
2016	3,595
2017	3,600
Thereafter	54,930
Total future maturities payments	$73,170

The Company had a $3 million commercial credit facility with a bank which was terminated in October 2012. Borrowings under this arrangement bore interest at 2.0% above the daily one-month LIBOR rate (2.295 % at December 31, 2011) and were secured by substantially all Company assets.

On October 3, 2012, the Company and its operating subsidiary The Tile Shop, LLC entered into a credit agreement with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement provides the Company with a $100 million senior secured credit facility, comprised of a five-year $25 million term loan and a $75 million revolving line of credit. Borrowings pursuant to the Credit Agreement will bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At December 31, 2012 the interest rate was 2.615%. The term loan requires quarterly principal payments of $875,000. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s and The Tile Shop’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. The Company was in compliance with the covenants during the year ended December 31, 2012. The additional borrowings pursuant to the Credit Agreement may be used to support the Company’s growth and for working capital purposes.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As part of the Business Combination, Promissory notes were issued by the Company in the aggregate principal amount of $69.8 million (the “Promissory Notes”). The Promissory Notes had a three year term, could be prepaid at any time without penalty, and bear interest at a rate of 4% per annum, payable quarterly. Upon the issuance of senior indebtedness where the proceeds of such indebtedness were used to repay not less than 50% of the aggregate principal amount of the Promissory Notes, the term of the Promissory Notes would be extended to the date 180 days following the term of such senior indebtedness and the interest rate on the outstanding principal amount of the Promissory Notes would increase to 10% per annum. If the Promissory Notes were not repaid by the Company in full by the third anniversary of the consummation of the Business Combination, up to an aggregate of $20 million of the then-outstanding principal amount of the Promissory Notes would have been convertible into shares of the Company’s common stock at a conversion price of $10.00 per share. The Company utilized borrowings pursuant to the Credit Agreement to pay all outstanding obligations of the Promissory Notes during 2012, in the aggregate principal amount of approximately $70 million, together with accrued interest.

Capital Leases:

The Company has several leases for store facilities that are accounted for as capital leases. These leases expire at various dates through 2022. Assets acquired under capital leases are included in property, plant and equipment.

As of December 31, 2012, minimum lease payments under the Company's capital lease obligation were as follows (thousands):

Fiscal Year
2013	$472
2014	472
2015	418
2016	217
2017	211
Thereafter	952
Less: amounts representing interest	(1,088)
Present value of future minimum lease payments	1,654
Less: current portion	234
Capital lease obligations, net of current portion	$1,420

Note 7: Commitments and Contingencies

Operating leases (thousands):

The Company leases buildings and office space under various operating lease agreements. In addition to rent, most leases require payment of real estate taxes, insurance, and common area maintenance. The leases generally have an initial lease term of 10 to 15 years and contain renewal options and escalation clauses. For leases that contain fixed escalation of the minimum rent, rent expense is recognized on a straight-line basis through the end of the lease term including renewals. The difference between the straight-line rent amounts and amounts payable under the leases is recorded as deferred rent. For the years ended December 31, 2012, 2011 and 2010, rent expense was approximately $14,000, $11,400, and $9,600, respectively.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Annual minimum rentals under non-cancelable operating leases are as follows, for the years ended December 31:

Fiscal Year
2013	$15,716
2014	16,541
2015	16,463
2016	16,455
2017	16,737
Thereafter	207,550
$289,462

Note 8: Fair Value of Financial Instruments:

These consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable, debt and warrant liability. At December 31, 2012 and December 31, 2011, the carrying amount of the Company’s cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximated their fair values due to their short maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities. As of December 31, 2012 common stock warrants, which are classified as liabilities, are recorded at their fair market value.

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

Our common stock warrants are listed for trading on the OTC market. As of December 31, 2012, and 2011, we had approximately $95 million, $0, respectively, in an accrued liability classified as a Level 1 security, related to warrants to purchase common stock. Warrant expense related to the change in fair value of the warrant liability was $82 million for the year ended December 31, 2012.

Note 9: Related Party Transactions

In January 2012, TS, Inc., ILTS and JWTS sold (i) an aggregate of 129,333 Common Units of The Tile Shop to Mr. Krasnow, (ii) an aggregate of 646,667 Common Units of The Tile Shop to the Peter H. Kamin Revocable Trust dated February 2003, the Peter H. Kamin Childrens Trust dated March 2007, and 3K Limited Partnership, entities of which Mr. Kamin is trustee or general partner, as applicable, (iii) an aggregate of 25,867 Common Units of The Tile Shop to Family Office Investors LLC, an entity in which Mark Riser, a member of the board of managers of The Tile Shop prior to the consummation of the Business Combination, is the sole member, and (iv) an aggregate of 19,400 Common Units of The Tile Shop to Warren Garden, in each case for $7.732 per unit. In connection with these transactions, The Tile Shop made certain representations and warranties.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During the years ended 2012 and 2011 The Tile Shop made payments of $300,000 to TS, Inc. in connection with the final redemption of an aggregate of 3,000,000 special cash distribution units of The Tile Shop issued to TS, Inc., which were fully-redeemed by The Tile Shop during 2012. In lieu of paying such amounts to TS, Inc. in cash, The Tile Shop reduced the outstanding amount under a promissory note, dated December 30, 2002, made by TS, Inc. and payable to The Tile Shop. Total principal payments made in cash related to this promissory note were approximately $1,205,000 and $263,000 for the years ended December 31, 2012 and 2011, respectively.

Note 10: Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted- average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Common stock issued to The Tile Shop members in exchange for their ownership interests in The Tile Shop are retroactively reflected from January 1, 2010 as the number of shares outstanding in all periods prior to August 21, 2012 for the purpose the earnings (loss) per share calculation. The additional shares issued as part of the business combination have been reflected as of outstanding shares from August 21, 2012. For the years ended December 31, 2012, 2011, and 201, diluted net loss per share is identical to basic net loss per share as potentially dilutive securities have been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be anti-dilutive.

Basic and diluted net income (loss) per share was calculated as follows (in thousands except share and per share data):

	For the Year Ended
	December 31
	2012	2011	2010
Net income (loss)	$(46,887)	$31,360	$29,709
Weighted-average shares outstanding – basic and diluted	35,837,609	32,261,168	$32,329,897
Basic and diluted net income (loss) per share	$(1.31)	$0.97	$0.92

Note 11: Equity Incentive Plans

2006 Plan:

In 2006, The Tile Shop created an equity incentive deferred compensation plan for certain key employees. The plan provisions called for granting participation units to key employees to allow them to participate in the increased value of The Tile Shop. Under the plan, the units granted were payable in cash on the 10th or 15th anniversary of the award, except in the event of death or a change of control in The Tile Shop, in which case settlement would occur on date of death of employee or date of change or control. On the settlement date, the participants will be paid cash equal to the difference between Fair Market Value as determined in accordance with the plan (“FMV”) of The Tile Shop’s common units as of the valuation date immediately preceding the exercise date less the initial FMV multiplied by the number of units.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In June 2006, 600,000 units were granted, which were exercisable on the 10th anniversary of the award. The initial FMV of the units was $1.203 per unit. The second grant of 200,000 units occurred on May 25, 2007 at an initial FMV of $2.1245 per unit which are exercisable on the 15th anniversary of the award. The final grant under the plan was on made January 1, 2009 for 200,000 units, which are exercisable on the 15th anniversary of the award. The initial FMV for these units was $3.1725 per unit. All the units vested immediately. These awards were accounted for under ASC 718 and classified as liabilities. The Company measured the liability at intrinsic value at each reporting period. Fluctuations in the intrinsic value of the liability award were recorded as increases or decreases in compensation expense immediately as the awards were fully vested at the grant date. The intrinsic value was calculated based on the difference between FMV of the Company’s common unit, based on an analysis of enterprise value at each valuation date, and the initial FMV determined in accordance with the plan.

Effective immediately prior to the consummation of the Business Combination, The Tile Shop terminated the 2006 Plan and agreed to make a lump-sum cash payment to each holder of the equity units one day following the first anniversary of the effective date of the Business Combination. The Company recognized compensation expense of $3.3 million, $2.2 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to this plan. As of December 31, 2012, the Company has a deferred compensation liability of $6.0 million related to this terminated 2006 Plan which is included in current liabilities.

January 2012 Plan:

On January 1, 2012, The Tile Shop granted and issued 233,500 Series 2012 Participating Capital Appreciation Common Units (“Restricted Stock Units”) to two members of its board of managers. The Restricted Stock Units are a new series of common units designated by the board of managers. These awards will vest equally over a four year period on the anniversary of issuance, except on occurrence of a significant event in which they will vest immediately. The Restricted Stock Units are subject to a recapture amount of $300 million as of the issue date, reduced from time to time by the aggregate amount of distributions (not including tax distributions) made, from and after the issue date, by The Tile Shop to the common holders with respect to their common units. No distributions were to be paid to the Series 2012 holders with respect to their Series 2012 units until the date that the common holders collectively have received distributions (not including tax distributions) of $300 million.

These awards were accounted for under ASC 718 and were classified as liabilities and measured at intrinsic value. Pursuant to the plan, effective immediately prior to the consummation of the Business Combination, the Restricted Stock Units fully vested. As a result, the Company recorded a $.5 million charge to the income statement to record the deferred compensation expense resulting from the accelerated vesting of the Restricted Stock Units. The Company has recognized compensation cost of $.6 million for the year ended December 31, 2012 related to these units. As a part of the Business Combination transaction the Restricted Stock Units were exchanged for common shares of the Company.

2012 Plan:

Under the 2012 Equity Award Plan (the “2012 Plan”), 2,500,000 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, and restricted stock awards. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2012 Plan will be increased on the first day of each calendar year beginning in 2013 and ending in 2022, in an amount equal to the lesser of (A) 2,500,000 shares, (B) six percent (6%) of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding calendar year, and (C) such smaller number of shares of stock as determined by the Company’s board of directors. After December 31, 2012, the Company’s board of directors (i) acknowledged that 2,500,000 shares of common stock were added to the 2012 Plan reserve effective January 1, 2013 in accordance with the automatic share increase provision of the 2012 Plan, (ii) amended the 2012 Plan to eliminate the automatic share increase for subsequent years, and (iii) amended the 2012 Plan to authorize grants of performance-based awards, which may be paid in cash or equity, and determined to seek shareholder approval of the performance-based award amendment.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options:

On August 21, 2012 and in December 2012, the Company granted stock options to its employees that included both service condition requirements and market conditions. The options issued provide for the options to be vested in two different tranches:

(1)	two-thirds of the total grant vests 25% on each anniversary of the grant date for four years provided the employee has provided continued service; and

(2)	one-third of the total grant vests 25% on each anniversary of the grant date based both on the appreciation in the price of the Company’s common stock by 20% annually and continued service to the Company.

The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. For the portion of the options that vest only based upon a service condition, the Company recognizes compensation expense net of forfeitures on a straight-line basis over the requisite service period. For the portion of the options that contain both a market and service condition, the Company recognizes compensation expense, net of forfeitures, using graded vesting over the requisite service period.

The fair value of each option grant containing only a service condition was estimated on the date of grant using the Black-Scholes option pricing. The assumptions used in the option valuation models are outlined in the following table:

2012
Risk-free interest rate	.60 - .62
Expected life	5.5 – 7 years
Expected volatility	38% - 46%
Expected dividend rate	-

The fair value of each option grant containing market and service conditions was estimated on the date of grant using a Monte Carlo Simulation analysis valuation model and assumes that price target thresholds will be achieved. If such price target thresholds are not met, compensation cost is not reversed. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options’ fair value are the same as those noted in the table related to options issued with service conditions only, except the expected life for the options granted that contain market conditions is derived from the pricing model.

The computation of the expected volatility assumptions used in the option valuation models was based on historical volatilities and implied volatilities of peer companies. The Company utilized the volatilities of peer companies due to its lack of extensive history. For the options containing only a service condition, the Company used the “simplified” method for an expected life as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 110, for companies that do not have adequate historical data. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The expected dividend yield was zero based on the fact the company has not paid dividends, nor does it intend to pay dividends in the future.

Stock based compensation related to options for the years ended December 31, 2012, 2011 and 2010 was $1.3 million ($0.02 per share basic), $0, and $0, respectively, and was included in selling, general and administrative expenses in the consolidated statements of income. As of December 31, 2012, the total future compensation cost related to non-vested options not yet recognized in the consolidated statement of income was $7.8 million, of which $2 million is attributable to vesting upon price target thresholds being met and $5.7 million is attributable to time-based vesting. That cost is expected to be recognized over a weighted-average period of 3.23 years. This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future. No stock options vested during the year ended December 31, 2012. Using the closing stock price of $16.83, on December 31, 2012, the number of non-vested shares outstanding was 1,751,000 with an intrinsic value of $11.9 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes stock option activity:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	-	-
Granted	1,777,500	$10.10
Exercised	-	-
Cancelled/Forfeited	(26,500)	10.00
Outstanding at end of period	1,751,000	10.10
Options exercisable at end of period	-	-
Vested during the year	-	-
Non vested at December 31, 2012	1,751,000	$10.10

Using the Black-Scholes option pricing model, management has determined that the service conditions only options issued in 2012 have a weighted-average grant date fair value of $5.56. Using the Monte Carlo Simulation analysis valuation model for the portion of the options that have a market and a service condition, management has determined the weighted-average grant date fair value to be $4.46. Non-vested options at December 31, 2012 have an average weighted fair value of $5.19, and weighted average contractual life of 9.65 years. As of December 31, 2012, 1,640,000 options were expected to vest with an weighted average exercise price of $10.5 and weighted average remaining contractual life of 9.7 years.

Options outstanding as of December 31, 2012 are as follows:

Range of Exercise Price				Weighted - Average
			Options	Exercise Price	Remaining Contractual Life-Years
$10.00	to	$13.00	1,721,000	10	9.64
$13.01	to	$16.00	30,000	15.83	9.97

Restricted Stock:

Also on August 21, 2012, the Company granted an executive officer an award of 250,000 shares of restricted common stock of the Company, which vests and become unrestricted as to one-third of the total number of shares of common stock on each of December 31, 2013, 2014, and 2015, subject to continued service as an employee, officer, or director of the Company. Compensation expense is recognized on a straight-line basis over the requisite service period. The grant-date fair value of these awards, as determined by the fair market value on date of grant, was $11 per share.

Furthermore, the Company also granted 45,000 shares of restricted common stock to its directors which vest at the end of one year from date of grant subject to continued service as directors of the Company. The grant-date fair value of these awards, as determined by the fair market value on date of grant, was $11 per share. Compensation expense is recognized on a straight-line basis over the requisite service period.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The total expense associated with restricted stock for the year ended December 31, 2012 was $0.5 million. As of December 31, 2012, there was $2.8 million of total unrecognized expense related to unvested restricted stock awards, which are expected to vest, and are being amortized through 2015. The fair value of restricted stock granted in the 2012 fiscal year was $3.3 million. The total fair value of restricted stock that vested during the years ended December 31, 2012 was $0. Using the closing stock price of $16.83, on December 31, 2012, the number of restricted shares outstanding and expected to vest was 295,000, with an intrinsic value of $5 million.

Warrants:

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

The following table sets forth the changes in the number of warrants outstanding:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding at December 31, 2011	-	-
Issued in Business Combination	17,833,333	11.50
Exercised	(347,938)	(11.50)
Outstanding at December 31, 2012	17,485,495	11.50

As of December 31, 2012, 17,485,495 warrants were outstanding and exercisable with a weighted average exercise price of $11.50, and a remaining contractual life of 4.64 years. No warrants were granted during the period ended December 31, 2012.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12– Income Taxes

As a result of the Business Combination, beginning August 21, 2012, the Company’s results of operations are taxed as a C Corporation. Prior to the Business Combination, The Tile Shop’s operations were taxed as a limited liability company, whereby The Tile Shop elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for federal income taxes has been provided in the accompanying consolidated financial statements for periods prior to August 21, 2012. The provision recorded prior to August 21, 2012, represents income taxes primarily payable by the LLC, due to minimum fees in several states and income tax in the state of Michigan. The following amounts represent the determination of the deferred tax assets and liabilities recognized in the Business Combination. The change in status to a taxable entity and the transactions consummated as part of the Business Combination resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of The Tile Shop’s assets and liabilities at the date of the Business Combination including the following:  (i) historical outside basis difference at December 31, 2011, (ii) outside basis differences occurring in 2012 prior to the Business Combination, and (iii) the tax basis increase of The Tile Shop membership interests directly held by TS Holdings related to the Business Combination. At December 31, 2012, outside basis differences prior to the Business Combination relating primarily to temporary basis differences in inventory, fixed assets, accruals, and Section 743, totaled approximately $5.9 million, which have been tax-effected at a 40% combined federal and state rate. This deferred tax asset of $5.9 million was recognized and included in the tax benefit for the year ended December 31, 2012. In addition, deferred tax assets of $27.7 million were recognized in connection with the Business Combination transactions (related to item (iii) above), which enables the Company to realize future tax deductions for the step-up in basis of the Tile Shop member ownership interests that have been contributed to the Company. These basis differences were credited directly to additional paid in capital as of the closing of the Business Combination. Total deferred tax assets recognized in connection with the Business Combination of $33.6 million were recorded.

We have adopted ASC 740-10 relating to “Accounting for uncertainty in income taxes”. As a result of the implementation of ASC 740-10, no adjustment for uncertain tax positions was required. As of December 31, 2012, we have not recognized any liabilities for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions. It is our policy to record interest and penalties through income tax expense.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Components of net deferred income taxes are as follows at December 31:

	(thousands)
	2012	2011
Deferred income tax assets:
Section 743 carryforward	$37,657	$-
Deferred compensation accrual	2,416	-
Leasehold improvement reimbursements	3,264	-
Inventory	2,126	-
Other	1,178	-
Total deferred income tax assets	46,641	-

Deferred income tax liabilities:
Stock-based compensation	824	-
Depreciation	15,588	-
Total deferred income tax liabilities	16,412	-
Net deferred income tax assets	$30,229	$-

Net deferred income tax assets recorded on the balance sheet:
Current	$9,364	$-
Long-term	$20,865	-
Total deferred tax assets recorded on the balance sheet	$30,229	$-

The Components of benefit (provision) for income taxes for the year ending 2012 is as follows (thousands):

	2012
Benefit from (provision) for income taxes	Federal	State	Total
Current	$(149)	$(570)	$(719)
Deferred	2,381	340	2,721
Total	$2,232	$230	$2,002

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table reflects the effective income tax rate reconciliation for the years ended December 31, 2012, 2011, and 2010 (thousands):

	2012	2011	2010

Income (loss) from continuing operations before income taxes:	$(48,889)	$32,093	$30,318
Income tax benefit (provisions) at federal statutory rate (34%)	16,622	(10,912)	(10,308)
Permanent differences:
Income from entity not subject to tax	8,561	10,912	10,308
State tax, net of federal tax benefit	3,450	-	-
Change in Warrant liability	(31,734)	-	-
Minimum state fees before business combination	(534)	(733)	(609)
Section 743 Step up	5,900	-	-
Stock based compensation	(182)	-	-
Other	(81)	-	-
Benefit (provision) for income taxes	$2,002	$(733)	$(609)

We are subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions. Tax regulations from each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2009.

Note 13: - Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company matched approximately $280,000, $10,000 and $217,000 of employee contributions in 2012, 2011, and 2010 and made no discretionary contributions for any of the years presented.

Note 14: - Supplemental Cash Flows Information (thousands)

	2012	2011	2010
Cash paid for interest	$349	$443	$469
Cash paid for income taxes	$2,727	$527	$543
Non cash items:
Issuance of promissory note as a part of business combination	$69,771	$-	$-
Increase in accrued expenses and APIC through business combination	$1,662	$-	$-
Increase in APIC for transaction costs	$2,490	$-	$-
Warrants recorded as a liability as part of business combination	$15,150	$-	$-
Reclassification of warrant liability to equity	$1,568	$-	$-
Increase in fixed assets through accounts payable	$1,516	$100	$-

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: - Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31 are summarized below (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012
Net sales	$45,861	$46,314	$44,288	$46,187
Income from operations	10,464	10,903	5,569	7,476
Net income (loss)	10,133	10,657	(31,865)	(35,812)
Basic and diluted earnings (loss) per share	0.32	0.33	(0.87)	(0.84)

2011
Net sales	$37,875	$40,056	$37,084	$37,702
Income from operations	9,256	9,424	6,845	7,088
Net income	8,969	9,116	6,602	6,673
Basic and diluted earnings per share	0.28	0.28	0.21	0.21

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TILE SHOP HOLDINGS, INC.
Date: March 18, 2013	/s/ Robert A. Rucker
Robert A. Rucker
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes ROBERT A. RUCKER and TIMOTHY C. CLAYTON, or either of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date

/s/ Robert A. Rucker	March 18, 2013

Robert A. Rucker
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Timothy C. Clayton	March 18, 2013

Timothy C. Clayton
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William E. Watts	March 18, 2013

William E. Watts
Director and Chairman of the Board of Directors

/s/ Peter J. Jacullo	March 18, 2013

Peter J. Jacullo, Director

/s/ Peter H. Kamin	March 18, 2013

Peter H. Kamin, Director

/s/ Todd Krasnow	March 18, 2013

Todd Krasnow, Director

/s/Adam L. Suttin	March 18, 2013

Adam L. Suttin, Director

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Contribution and Merger Agreement, dated June 27, 2012, by and among JWC Acquisition Corp., The Tile Shop, LLC, members of The Tile Shop, LLC, Nabron International, Inc. Tile Shop Merger Sub, Inc. and Sellers’ representative – incorporated by reference to exhibit 2.1 to the Current Report on Form 8-K filed by JWCAC on June 27, 2012.
3.1	Certificate of Incorporation of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-4 dated July 2, 2012.
3.2	Bylaws of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-4 dated July 2, 2012.
4.1	Specimen Common Stock Certificate – incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Form S-4 dated July 23, 2012.
4.2	Warrant Agreement, dated as of November 17, 2010, by and between JWCAC and Continental Stock Transfer & Trust Company – incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by JWCAC on November 24, 2010.
4.3	Form of Promissory Note by and between Tile Shop Holdings, Inc. and each Seller – incorporated by reference to Exhibit 4.3 of Amendment No. 1 to the Registrant’s Form S-4 dated July 23, 2012.
10.1	Registration Rights Agreement, dated June 27, 2012, by and among JWC Acquisition Corp., Tile Shop Holdings, Inc., certain members of JWC Acquisition, LLC, Nabron International, Inc., The Tile Shop, Inc., JWTS, Inc. and certain other members of The Tile Shop, LLC – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by JWC Acquisition Corp. on June 27, 2012.
10.2	Warrant Purchase Agreement, dated June 27, 2012, by and among JWC Warrant Holdings, LLC, Nabron International, Inc., The Tile Shop, Inc., JWTS, Inc., and certain other members of The Tile Shop, LLC – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by JWC Acquisition Corp. on June 27, 2012.
10.3	Sponsor Lock-Up Agreement, dated June 27, 2012, by and among Tile Shop Holdings, Inc., JWC Acquisition Corp. and the members of JWC Acquisition, LLC – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by JWC Acquisition Corp. on June 27, 2012.
10.4	Sponsor Agreement, dated June 27, 2012, by and among the Sponsor and its members and Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by JWC Acquisition Corp. on June 27, 2012.
10.5	Sponsor Agreement, dated June 27, 2012, by and among the Sponsor and its members and Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by JWC Acquisition Corp. on June 27, 2012.
10.6*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Robert A. Rucker – incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-4 dated July 2, 2012.
10.7*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Joseph Kinder – incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-4 dated July 2, 2012.
10.8*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Carl Randazzo – incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-4 dated July 2, 2012.
10.9*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Leigh H. Behrman – incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-4 dated July 2, 2012.

10.10*	2012 Omnibus Award Plan (formerly known as 2012 Equity Award Plan) and form of Incentive Stock Option, Nonqualified Stock Option, and Stock Restriction Agreement under the 2012 Equity Award Plan – incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant’s Form S-4 dated July 23, 2012.
10.11	Amended and Restated Credit Agreement, dated as of August 31, 2010, by and between The Tile Shop, LLC and Wells Fargo Bank– incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Form S-4 dated July 23, 2012.
10.12	Amended and Restated Security Agreement, dated as of August 31, 2010, entered into by The Tile Shop, LLC in favor of Wells Fargo Bank – incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Form S-4 dated July 23, 2012.
10.13	Form of Indemnification Agreement by and between Tile Shop Holdings, Inc. and each of its directors and executive officers – incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Form S-4 dated July 23, 2012.
10.14*	Offer Letter Agreement, dated July 28, 2012, by and between Tile Shop Holdings, Inc. and Timothy C. Clayton – incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registrant’s Form S-4 dated July 31, 2012.
10.15	Credit Agreement, dated as of October 3, 2012, by and among the Company, The Tile Shop, certain subsidiaries of The Tile Shop, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 3, 2012.
10.16	Security Agreement, dated as of October 3, 2012, by and among the Company, The Tile Shop, ILTS, LLC, JWC Acquisition Corp., The Tile Shop of Michigan, LLC, and Bank of America, N.A., as Administrative Agent – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 3, 2012.
10.17	Guaranty Agreement, dated as of October 3, 2012, by and among the Company, The Tile Shop, ILTS, LLC, JWC Acquisition Corp., The Tile Shop of Michigan, LLC, and Bank of America, N.A., as Administrative Agent – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated October 3, 2012.
10.18	Amendment No.1 to the 2012 Omnibus Award Plan – filed herewith.
21	Subsidiaries of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 dated July 2, 2012.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm – filed herewith.
23.2	Consent of McGladrey LLP, independent registered public accounting firm – filed herewith.
24.1	Power of Attorney (included on the “Signatures” page of this Form 10-K).
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
32.1**	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.
32.2**	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management compensatory plan or arrangement.
**	These certificates are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

