Form 10-K/A
period 2012-12-31
TILE SHOP HOLDINGS, INC.
filed 2013-03-28
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(763) 852-2901

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $124,625,000.

At March 11, 2013, the registrant had 46,519,123 shares of Common Stock outstanding.

TILE SHOP HOLDINGS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2013 (the “Original Filing”). We are filing this Amendment for the purpose of including information required by Part III of Form 10-K that we had planned to incorporate by reference from our definitive proxy statement relating to our 2013 annual meeting of stockholders, and to amend Part IV as discussed further below. This information is being included in this Amendment because our definitive proxy statement will not be filed within 120 days of the end of our fiscal year ended December 31, 2013, or April 30, 2013. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.

Additionally, we are filing this Amendment to include Exhibit 10.18 to the Original Filing and to include the section entitled “Information Concerning Forward-Looking Statements,” which were inadvertently omitted from the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.3 and 31.4. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350.

Except as set forth in Part III and IV below, the change to the cover page expressly described above, and the addition of the section entitled “Information Concerning Forward-Looking Statements,” we are making no other changes to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read together with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

TILE SHOP HOLDINGS, INC.

FORM 10-K/A

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K/A and the Original Filing contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “may,” “might,” “will,” “will likely result,” “should,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “potential,” “continue,” “believes” and similar expressions, although some forward-looking statements are expressed differently. The forward-looking statements in this 10-K/A and the original filing relate to, among others things, statements relating to our anticipated new store openings; the timing and success of our new distribution facility; our business strengths and competitive advantages; expenses as a result of becoming a public company; legal proceedings; our intended future process for determining and assessing compensation; our expectations for the future use of equity incentive plans; our expectations regarding financing arrangements; our retail sales and market share expectations; depreciation and amortization expense; supply costs and expectations; costs and adequacy of insurance; the success of our internal financial reporting controls; the nature and number of product liability and personal injury claims; our expectations with respect to ongoing compliance with the terms of our credit facility; the effect of regulations on us and our industry and our compliance with such regulations; and our anticipated revenues, expenses, and capital requirements.

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the level of demand for our products;

•	our ability to grow and remain profitable in the highly competitive retail tile industry;

•	our ability to access additional capital;

•	our ability to attract and retain qualified personnel;

•	changes in general economic, business and industry conditions;

•	our ability to introduce new products that satisfy market demand; and

•	legal, regulatory, and tax developments, including additional requirements imposed by changes in domestic and foreign laws and regulations.

There is no assurance that our expectations will be realized. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated, or projected. Such risks and uncertainties also include those set forth under “Risk Factors” in Item 1A of the Original Filing. Our forward-looking statements speak only as of the time that they are made and do not necessarily reflect our outlook at any other point in time. Except as required by law or regulation, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age(1)	Position
Class I Directors:
Peter J. Jacullo III(2)(3)	58	Director
Adam L. Suttin(2)	44	Director
Class II Directors:
Peter H. Kamin(2)(4)	50	Director
Todd Krasnow(3)(4)	55	Director
Class III Directors:
Robert A. Rucker	60	Chief Executive Officer and President; Director
William E. Watts(3)	60	Director; Chairman of the Board

(1) As of the date of this Form 10-K/A.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

(4) Member of the Nominating and Corporate Governance Committee.

Executive Officers

Robert A. Rucker.   Robert A. Rucker has been our chief executive officer and president, and a member of our board of directors since June 2012. Previously, Mr. Rucker served as The Tile Shop’s chief executive officer and president, and as a member of its board of managers. Mr. Rucker holds a B.E.S. in Psychology and History from the University of Minnesota. We believe that Mr. Rucker is qualified to serve on our board of directors based on his historic knowledge of The Tile Shop as its founder and his strategic vision for our Company.

Biographies of our other executive officers, who are not also directors, are included in Part I of the Original Filing.

Non-Management Directors

Peter J. Jacullo III.  Peter J. Jacullo III has served as a member of our board of directors since August 2012. Previously, Mr. Jacullo served as a member of The Tile Shop’s board of managers from December 2007 to August 2012. Since July 1987, Mr. Jacullo has been a self-employed investor and consultant, and he currently serves on the board of directors of various privately-held companies. Previously, Mr. Jacullo was a vice president and director of the Boston Consulting Group from May 1984 to July 1987, where he was also employed in various other capacities from May 1978 to May 1984. He is currently a director of ANZ Terminals Pty Limited, an Australian-based independent operator of bulk liquid and gas storage facilities with facilities located in Australia and New Zealand, and of Magnatech International Inc., a provider of equipment for the hydraulic hose industry. Mr. Jacullo holds an M.B.A. from the University of Chicago and a B.A. in Economics from Johns Hopkins University. We believe that Mr. Jacullo is qualified to serve on our board of directors in light of the continuity that he provides on our board of directors and his experience as a professional investor.

Adam L. Suttin.  Adam L. Suttin has served as a member of our board of directors since August 2012. Previously, Mr. Suttin served as president of JWC Acquisition Corp. Mr. Suttin co-founded J.W. Childs Associates, L.P., an private equity investment firm, in 1995 and is a partner of that firm. From 1989 to 1995, Mr. Suttin was an investment professional at Thomas H. Lee Company. He is currently a member of the board of directors of Brookstone, Inc., Sunny Delight Beverages Co., Esselte Ltd., JA Apparel Corp. (Joseph Abboud), Mattress Firm Holdings, Inc., and The NutraSweet Company. Mr. Suttin holds a B.S. in Economics from the Wharton School of the University of Pennsylvania and a B.A.S. in Engineering from the Moore School of Engineering of the University of Pennsylvania. We believe that Mr. Suttin is qualified to serve on our board of directors in light of his experience as a co-founder of J.W. Childs and his experience as a director of various companies.

Peter H. Kamin.     Peter H. Kamin has served as a member of our board of directors since August 2012. Previously, Mr. Kamin served as a member of The Tile Shop’s board of managers from January 2012 to August 2012. Mr. Kamin has served as managing partner of 3K Limited Partnership, an investment fund, since January 2012. Previously, Mr. Kamin was the founding partner of ValueAct Capital, an investment fund, from January 2000 to January 2012. Since June 2012, Mr. Kamin has been a director and member of the audit committee of Ambassadors Group, Inc., a publicly-traded educational travel company; since May 2012, Mr. Kamin has been a director and member of the governance committee of MAM Software Group, Inc., a publicly-traded provider of business automation and ecommerce solutions for the automotive aftermarket; and since April 2012, Mr. Kamin has been a director and member of the audit committee of Rand Worldwide, Inc., a provider of technology solutions and professional services to engineering and design companies. Mr. Kamin previously served on the board of directors and as a member of the audit committee of Adesa, Inc., a publicly-traded provider of vehicle auction and remarketing services, from April 2007 to December 2011; on the board of directors and as a member of the audit and compensation committees of Seitel, Inc., a publicly-traded provider of onshore seismic data to the oil and gas industry, from February 2007 to December 2011; and on the board of directors and as a member of the governance committee of Exterran Holdings, Inc., a provider of natural gas compression products and services, from January 2007 to September 2008. Mr. Kamin holds an M.B.A. from the Harvard University Graduate School of Business and a B.A. in Economics from Tufts University. We believe that Mr. Kamin is qualified to serve on our board of directors due to his significant experience as a director of publicly-traded companies and his substantial experience as an investor.

Todd Krasnow. Todd Krasnow has served as a member of our board of directors since August 2012. Previously, Mr. Krasnow served as a member of The Tile Shop’s board of managers from January 2012 to August 2012. Mr. Krasnow has served as the president of Cobbs Capital, Inc., a private consulting company, since January 2005, and as marketing domain expert with Highland Consumer Fund, a venture capital firm, since June 2007. Previously, Mr. Krasnow was the chairman of Zoots, Inc., a dry cleaning company, from June 2003 to January 2008 and chief executive officer of Zoots, Inc. from February 1998 to June 2003. He served as the executive vice president of sales and marketing of Staples, Inc. from May 1993 to January 1998 and in other sales and marketing positions for Staples, Inc. from March 1986 to May 1993. Since September 2005, Mr. Krasnow has served as a director of Carbonite, Inc., a publicly-traded provider of online backup solutions for consumers and small and medium sized businesses; since December 2005, Mr. Krasnow has served as chairman of Carbonite’s compensation committee; and since September 2009, he has served as a member of Carbonite’s audit committee. Mr. Krasnow is also a director of OnForce, Inc., an online marketplace that enables enterprises to hire information technology service professionals, and Global Customer Commerce, Inc., an internet retailer of blinds and wall coverings; and a member of the advisory boards of C&S Wholesale Grocers, Inc. and Piedmont, Ltd., a Japanese storage company, which conducts business as Quraz. Mr. Krasnow holds an M.B.A. from the Harvard University Graduate School of Business and an A.B. in Chemistry from Cornell University. We believe that Mr. Krasnow is qualified to serve on our board of directors due to his operating and management experience and his expertise in sales and marketing.

William E. Watts.  William E. Watts has served as a member of our board of directors since August 2012. Previously, Mr. Watts served as vice president of JWC Acquisition Corp. Mr. Watts has been a partner of J. W. Childs Associates, L.P., an private equity investment firm, since June 2001. From 1991 to 2001, he was president and chief executive officer of General Nutrition Companies. Prior to being named president and chief executive officer, Mr. Watts held the positions of president and chief operating officer of General Nutrition, president and chief operating officer of General Nutrition Center, and senior vice president of retailing and vice president of retail operations of General Nutrition Center. Mr. Watts currently serves as chairman of the board of directors of Mattress Firm Holdings, Inc. and JA Apparel Corp. (Joseph Abboud), and is a member of the board of directors of Brookstone, Inc. Mr. Watts holds a B.A. in Social Science from the State University of New York at Buffalo. We believe that Mr. Watts is qualified to serve on our board of directors in light of his experience as a director of various companies and his experience as chief executive officer of a company with a well-known brand.

In accordance with our certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Except as otherwise provided by law and subject to the rights of any class or series of preferred stock, vacancies on our board of directors (including a vacancy created by an increase in the size of the board of directors) may be filled only by the affirmative vote of a majority of the remaining directors. A director elected by the board of directors to fill a vacancy (other than a vacancy created by an increase in the size of the board of directors) serves for the unexpired term of such director’s predecessor in office and until such director’s successor is elected and qualified. A director appointed to fill a position resulting from an increase in the size of the board of directors serves until the next annual meeting of stockholders at which the class of directors to which such director is assigned by the board of directors is to be elected by stockholders and until such director’s successor is elected and qualified. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Our directors are divided among the three classes as follows:

• The Class I directors are Messrs. Jacullo and Suttin, with terms expiring at the annual meeting of stockholders to be held in 2013;

• The Class II directors are Messrs. Kamin and Krasnow, with terms expiring at the annual meeting of stockholders to be held in 2014; and

• The Class III directors are Messrs. Rucker and Watts, with terms expiring at the annual meeting of stockholders to be held in 2015.

Our board of directors met two times between the effective date of the Business Combination and December 31, 2012. Each director attended at least 75% of the meetings of the board and of any committee of the board of directors on which such director served held between the effective date of the Business Combination and December 31, 2012.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

In October 2011, Mr. Joseph Kinder, our senior vice president – operations, was involved in a domestic dispute (misdemeanor charge stayed) and a verbal altercation with police officers (pled guilty to a gross misdemeanor).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company, the officers, directors and greater than ten percent stockholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2012.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business. The Code of Business Conduct and Ethics is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Governance” heading. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct by posting such information on our website at the web address and location specified above.

COMMITTEES OF THE BOARD OF DIRECTORS

Our board of directors has established the following committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process, the audit of our financial statements, and our internal control processes. Among other matters, the audit committee evaluates our independent auditors’ qualifications, independence, and performance; determines the engagement, retention, and compensation of the independent auditors; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements, including the disclosures in our annual and quarterly reports to be filed with the SEC; approves the retention of the independent auditors to perform any proposed permissible non-audit services; reviews our risk assessment and risk management processes; establishes procedures for receiving, retaining, and investigating complaints received by us regarding accounting, internal accounting controls, or audit matters; monitors the rotation of partners of the independent auditors on our engagement team as required by law; reviews our critical accounting policies and estimates; and oversees any internal audit function. Additionally, the audit committee reviews and approves related person transactions and reviews and evaluates, on an annual basis, the audit committee charter and the committee’s performance. Our independent registered public accounting firm and management each periodically meet privately with our audit committee.

The current members of our audit committee are Messrs. Jacullo, Kamin, and Suttin, with Mr. Kamin serving as the chair of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board of directors has determined that Mr. Kamin is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. A description of Mr. Kamin’s experience is set forth above under “Non-Management Directors.” Messrs. Jacullo, Kamin, and Suttin are independent directors as defined under the applicable rules and regulations of the SEC, Nasdaq and Public Company Accounting Oversight Board. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq, and which is available at our website, www.tileshop.com, in the “Info – Legal/Investors– Investor Relations” section, under “Governance – Governance Documents.” The audit committee met once between the effective date of the Business Combination and December 31, 2012.

Compensation Committee

Our compensation committee reviews and recommends policies relating to compensation and benefits of our executive officers and employees. The compensation committee annually reviews and approves corporate goals and objectives relevant to compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and sets the compensation of these officers based on such evaluations. The compensation committee also reviews and makes recommendations to the board with respect to director compensation and administers the issuance of stock options and other awards under our equity compensation plans. The compensation committee reviews and prepares the necessary compensation disclosures required by the SEC. Additionally, the compensation committee reviews and evaluates, on an annual basis, the compensation committee charter and the committee’s performance.

The current members of our compensation committee are Messrs. Jacullo, Krasnow, and Watts, with Mr. Krasnow serving as the chair of the committee. All of the members of our compensation committee are independent under the applicable rules and regulations of the SEC, Nasdaq, and Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq, and which is available at our website, www.tileshop.com, in the “Info – Legal/Investors– Investor Relations” section, under “Governance – Governance Documents.” The compensation committee did not meet between the effective date of the Business Combination and December 31, 2012.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for making recommendations regarding corporate governance; identification, evaluation and nomination of candidates for directorships; and the structure and composition of our board of directors and committees thereof. In addition, the nominating and corporate governance committee oversees our corporate governance guidelines, approves our committee charters, oversee compliance with our code of business conduct and ethics, contributes to succession planning, reviews actual and potential conflicts of interest of our directors and officers other than related person transactions reviewed by the audit committee, and oversees the board of directors self-evaluation process. Additionally, the nominating and corporate governance committee reviews and evaluates, on an annual basis, the nominating and corporate governance committee charter and the committee’s performance.

The current members of our nominating and corporate governance committee are Messrs. Kamin and Krasnow, with Mr. Krasnow serving as the chair of the committee. All of the members of our nominating and corporate governance committee are independent under the applicable rules and regulations of Nasdaq. The nominating and corporate governance committee operates under a written charter, which is available at our website, www.tileshop.com, in the “Info – Legal/Investors– Investor Relations” section, under “Governance – Governance Documents.” The nominating and corporate governance committee did not meet between the effective date of the Business Combination and December 31, 2012.

DIRECTOR RECOMMENDATION AND NOMINATION PROCESS

The Nominating and Corporate Governance Committee considers the following criteria, among other criteria that it deems appropriate, in recommending candidates for service on the Board:

•	Personal and professional integrity;
•	Experience in corporate management, such as service as an officer of a publicly held company and a general understanding of marketing, finance and other elements relevant to the success of a publicly held company;
•	Experience in the Company’s industry;
•	Experience as a member of the board of directors of another publicly held company;
•	Academic expertise in the area of the Company’s operations;
•	Practical and mature business judgment, including the ability to make independent analytical inquires; and
•	The manner in which a candidate’s appointment to the Board would impact the overall composition of the Board with regard to diversity of viewpoint, professional experience, education, skill, race, gender and national origin.

In assessing director candidates, the Nominating and Corporate Governance Committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board of Directors and the Company, to maintain a balance of knowledge, experience and capability. The Nominating and Corporate Governance Committee does not have a formal diversity policy and does not follow any ratio or formula with respect to diversity in order to determine the appropriate composition of the Board. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee by majority vote.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. To nominate a director for the fiscal 2013 Annual Meeting, stockholders must submit such nomination in writing to our Secretary at 14000 Carlson Parkway, Plymouth, Minnesota 55441 not later than the close of business on April 18, 2013, nor earlier than the close of business on March 19, 2013. You are advised to review the Company’s Bylaws for requirements relating to director nominees.

STOCKHOLDER PROPOSALS FOR 2013 ANNUAL MEETING

In order to be considered for inclusion in this year’s proxy statement, stockholder proposals must be submitted in writing to the Company no later than April 18, 2013. The Company suggests that proposals for the 2013 Annual Meeting of Stockholders be submitted by certified mail, return receipt requested. The proposal must be in accordance with the provision of Rule 14a-8 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Stockholders who intend to present a proposal or director nomination at the 2013 Annual Meeting of Stockholders without including such proposal or nomination in the Company’s proxy statement must, pursuant to the Company’s Bylaws, deliver to the Company notice of such proposal no earlier than March 19, 2013 and no later than April 18, 2013. The Company reserves the right to reject, rule out of order, or take appropriate action with respect to any proposal that does not comply with these and other applicable requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses our policies and decisions with respect to the compensation of our executive officers and employees who are named in the “2012 Summary Compensation Table” and the most important factors relevant to an analysis of these policies and decisions. We expect that our executive compensation philosophy as a publicly traded company will differ from our historical compensation philosophy as a result on our compensation committee’s continued review and evaluation of our compensation philosophy and structure. The “named executive officers,” to whom this discussion applies are:

•	Robert A. Rucker, chief executive officer;
•	Timothy Clayton, chief financial officer;
•	Joseph Kinder, senior vice president – operations;
•	Carl Randazzo, senior vice president – retail; and
•	Leigh M. Behrman, vice president – human resources and compliance.

All of our named executive officers, with the exception of Mr. Clayton, served as executive officers during the entire 2012 fiscal year. Mr. Clayton was appointed chief financial officer in August 2012 in connection with the consummation of the Business Combination. Between June 2012 and August 2012, he served as a financial consultant to the Company.

Overview

We recognize that our ability to excel depends on the integrity, knowledge, imagination, skill, diversity, and teamwork of our employees. To this end, we strive to create an environment of mutual respect, encouragement, and teamwork that rewards commitment and performance and that is responsive to the needs of our employees. The principles and objectives of our compensation and benefits programs for our employees generally, and for our named executive officers specifically, are to:

•	align compensation incentives with our corporate strategies, business, and financial objectives and the long-term interests of our stockholders;
•	motivate, reward and retain executives whose knowledge, skills, and performance ensure our continued success; and
•	ensure that total compensation is fair, reasonable, and competitive.

Historically, the compensation for our named executive officers has consisted of (i) base salary, (ii) performance bonus, (iii) phantom equity units, (iii) perquisites and health and welfare benefits, and (v) 401(k) plan retirement savings opportunities. Effective immediately prior to the consummation of the Business Combination, we terminated our Deferred Compensation Plan, pursuant to which we previously granted phantom equity units. We anticipate that we will make a lump-sum cash payment to each former holder of phantom equity units, including certain of our named executive officers, on August 20, 2013, in full satisfaction of all phantom equity units previously held by such individuals.

Effective upon consummation of the Business Combination, we adopted an equity award plan, and made grants to certain of our named executive officers thereunder. For a further description of the plan, see “Executive Compensation — Compensation Discussion and Analysis — Executive Compensation Program Components — 2012 Omnibus Award Plan” beginning on page XX of this Form 10-K/A.

Each of the primary elements of our executive compensation program are discussed in more detail below. While we have identified particular compensation objectives that each element of executive compensation serves, our compensation programs are designed to be flexible and complementary and to collectively serve all of the executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that each individual element, to some extent, serves each of our objectives. Further, while each of our executive officers has not been, and may not be, compensated with all individual compensation elements, we believe that the compensation provided to each individual executive officer is, and will be, consistent with the overall compensation philosophy and objectives set forth above.

Compensation Determination Process

As we transition from being a privately held company to a publicly traded company, we will evaluate our philosophy and compensation programs as circumstances require and, at a minimum, we will review executive compensation annually. As part of this review process, we expect to apply the values and the objectives outlined above, together with consideration for the levels of compensation that we would be willing to pay to ensure that our compensation remains competitive and that it is meeting our retention objectives in light of the cost to us if we were required to replace a key employee.

Historically, The Tile Shop’s board of managers did not review anonymous private company compensation surveys in setting the compensation of our named executive officers. In the future, we anticipate that our compensation committee will determine executive compensation, at least in part, by reference to the compensation information for the executives of a peer group of comparable companies, although no such peer group has yet been determined. Additionally, our compensation committee plans to engage a compensation consultant in fiscal year 2013 to provide market data on a peer group of companies in our industry, and we intend to review this information and other information obtained by the members of our compensation committee to help ensure that our compensation program is competitive. We plan to periodically update the information provided by this compensation consultant. We anticipate that our compensation committee may make adjustments in executive compensation levels in the future as a result of this more formal market comparison process.

The compensation levels of our named executive officers reflect, to a significant degree, the varying roles and responsibilities of such executives. As a result of the assessment by our board of directors of Robert Rucker’s roles and responsibilities, there is and has been a significant compensation differential between his compensation levels and those of our other named executive officers.

Executive Compensation Program Components

Base Salary.  Base salaries of our named executive officers were initially established through arm’s-length negotiation at the time the executive was hired, taking into account such executive’s qualifications, experience, and prior salary. Base salaries of our named executive officers are approved and reviewed periodically by our chief executive officer, and in the case of our chief executive officer’s base salary, by our board of directors, and adjustments to base salaries are based on the scope of an executive’s responsibilities, individual contribution, prior experience, and sustained performance. Decisions regarding salary increases may take into account the executive officer’s current salary, equity or equity-linked interests, and the amounts paid to an executive officer’s peers within our Company. In making decisions regarding salary increases, we may also draw upon the experience of members of our board of directors with other companies. Base salaries are also reviewed in the case of promotions or other significant changes in responsibility. No formulaic base salary increases are provided to our named executive officers. This strategy is consistent with our intent of offering base salaries that are cost-effective while remaining competitive.

The actual base salaries earned by all of our named executive officers in 2012 are set forth in the “2012 Summary Compensation Table.”

In anticipation of the consummation of the Business Combination, we entered into offer letter agreements with each of Messrs. Rucker, Clayton, Kinder, Randazzo, and Behrman, which provide for annual base salaries of $303,991, $200,000, $200,000, $200,000, and $119,000, respectively. Pursuant to the terms of his offer letter, Mr. Rucker’s base salary increased to $500,000 effective January 1, 2013. For a further description of these offer letter agreements, see “Executive Compensation — Offer Letter Agreements” beginning on page XX of this Form 10-K/A.

2012 Omnibus Award Plan. In June 2012, our board of directors and stockholders adopted an equity award plan, which became effective upon the consummation of the Business Combination. The principal purpose of the equity award plan is to attract, retain, and motivate selected employees, consultants, and directors. As initially adopted, the equity award plan provided for stock-based compensation awards. In February 2013, the compensation committee and the board of directors amended the equity award plan to authorize grants of performance-based awards, which may be paid in cash or equity, and determined to seek stockholder approval of the performance-based award amendment at the 2013 annual meeting. At the same time, the plan was renamed the 2012 Omnibus Award Plan (the “Omnibus Plan”). The compensation committee of our board of directors administers the Omnibus Plan, subject to the right of our board of directors to assume authority for administration or delegate such authority to another committee of the board of directors. Awards under the Omnibus Plan may be granted to individuals who are then our officers, employees, directors, or consultants or are the officers, employees, directors, or consultants of our subsidiaries.

Under the Omnibus Plan, 2,500,000 shares of our common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options and restricted stock awards. As initially adopted, the number of shares initially reserved for issuance or transfer pursuant to awards under the Omnibus Plan would increase on the first day of each calendar year beginning in 2013 and ending in 2022, in an amount equal to the least of (A) 2,500,000 shares, (B) six percent (6%) of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding calendar year, and (C) such smaller number of shares of common stock as determined by our board of directors. In February 2013, the compensation committee and the board of directors acknowledged that 2,500,000 shares of common stock were added to the Omnibus Plan reserve effective January 1, 2013 in accordance with the automatic share increase provision, and amended the Omnibus Plan to eliminate the automatic share increase for subsequent years.

In the event of a change of control, as such term is defined in the Omnibus Plan, the administrator may, in its sole discretion, accelerate vesting of awards issued under the Omnibus Plan such that 100% of any such award may become vested and exercisable. Additionally, the administrator has complete discretion to structure one or more awards under the Omnibus Plan to provide that such awards will become vested and exercisable on an accelerated basis. The administrator may also make appropriate adjustments to awards under the Omnibus Plan and is authorized to provide for the acceleration, termination, assumption, substitution, or conversion of such awards in the event of a change of control or certain other unusual or nonrecurring events or transactions.

As of December 31, 2012, 2,046,000 shares of common stock were subject to outstanding awards pursuant to the Omnibus Plan.

The types of awards we intend to grant under the Omnibus Plan are as follows:

Annual Cash Bonuses.  Historically, annual cash bonuses have been awarded to our named executive officers when The Tile Shop’s board of managers or our chief executive officer determined that such bonuses were merited in light of corporate performance.

Mr. Rucker has historically been awarded an annual cash bonus in an amount sufficient to provide Mr. Rucker with total actual after-tax bonus compensation equal to 3% of our net income, inclusive of the bonus compensation and associated tax adjustment payable to Mr. Rucker, for the corresponding period. Our other named executive officers have historically been awarded annual cash bonuses in an amount determined by our chief executive officer and approved by our board of directors or The Tile Shop’s board of managers, as applicable, reflecting (i) our annual operating performance, (ii) our year-over-year operating growth, (iii) attainment of individual and corporate goals, and (iv) other discretionary factors deemed relevant.

The actual cash bonuses earned by all of our named executive officers in 2012 are set forth in the “2012 Summary Compensation Table.”

In February 2013, the board of directors and the compensation committee of the board of directors adopted the specific performance targets and payout levels for each executive officer for fiscal year 2013. Mr. Rucker is eligible to earn target cash bonus compensation equal to 100% of his base salary and each of Messrs. Clayton, Kinder, Randazzo, and Behrman is eligible to earn target cash bonus compensation equal to 50% of their base salary, based on our Adjusted EBITDA for the year. The target bonus compensation is payable if we achieve the Adjusted EBITDA target set forth in our budget. Each of Messrs. Rucker, Clayton, Kinder, Randazzo, and Behrman is entitled to receive a partial bonus payment if we achieve at least 85% of our budgeted Adjusted EBITDA, and a bonus of up to double the target bonus amount if we achieve 115% of our budgeted Adjusted EBITDA and attain targeted sales goals. The compensation committee reviews and certifies performance following the end of each fiscal year.

Equity and Equity-Linked Incentives.  Historically, in order to align the interests of our named executive officers with those of our stockholders, we granted certain of our employees and each of our named executive officers, other than Mr. Rucker, phantom equity units pursuant our Deferred Compensation Plan that were payable in cash based on the appreciation in the value of The Tile Shop’s Common Units. Due to Mr. Rucker’s significant beneficial equity interest in The Tile Shop, The Tile Shop’s board of managers determined that it was not necessary or appropriate to grant Mr. Rucker any such phantom equity units. These phantom equity units were fully-vested upon grant and payable to the holders thereof upon the earlier of (i) the tenth or fifteenth anniversary of the date of grant, as applicable, or (ii) immediately prior to a change of control of The Tile Shop. Upon the occurrence of either such event, the holder of each unit of phantom equity is entitled to receive, in respect of each such unit, a payment in cash equal to the change in the fair market value of The Tile Shop’s Common Units between the date of grant and (a) the last day of the fiscal year immediately preceding the tenth or fifteenth anniversary of the date of grant, as applicable, or (b) the date of the change of control, as applicable. At all times from January 1, 2009 until the termination of our Deferred Compensation Plan in connection with the consummation of the Business Combination, Messrs. Behrman, Kinder, and Randazzo held 100,000, 300,000, and 300,000 phantom equity units of The Tile Shop, respectively. Effective immediately prior to the consummation of the Business Combination, we terminated our Deferred Compensation Plan. We anticipate that we will make a lump-sum cash payment to each former holder of phantom equity units, including Messrs. Behrman, Kinder, and Randazzo, on August 20, 2013, in full satisfaction of all phantom equity units previously held by such individuals. We expect to make payments to Messrs. Behrman, Kinder, and Randazzo of $824,000, $2,060,000, and $2,060,000, respectively, on such date.

Going forward, we intend to use equity incentive awards pursuant to our Omnibus Plan to continue to link the interests of our named executive officers with those of our stockholders. The Omnibus Plan provides that the administrator may grant or issue stock options and restricted stock or any combination thereof. Stock options may be either nonqualified stock options or incentive stock options. Vesting of these equity incentive awards, which we expect to be primarily in the form of stock option grants for our named executive officers other than Mr. Rucker, will be based in whole or in part on continued employment to encourage the retention of our named executive officers through the vesting period of the awards, and, in some cases, partially based on the annual appreciation of our common stock. In determining the size of the initial equity awards to our named executive officers, our compensation committee considered a number of internal factors, such as the relative job scope, the value of outstanding equity awards, individual performance history, prior contributions to us, and the size of prior awards, as well as external factors such as the levels of unvested equity awards held by our executive officers in relation to their peers at comparable companies. The compensation committee also intends to consider the foregoing factors for future awards.

The equity grants made to our named executive officers in 2012 are set forth in the “Grants of Plan Based Awards in Fiscal Year 2012” table and are discussed in the “Equity Grants” section.

We do not have any securities ownership requirements for our named executive officers.

Retirement Savings.  All of our full-time employees, including our named executive officers, are eligible to participate in The Tile Shop 401(k) Retirement Plan. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was $17,000 in 2012, and to have the amount of this reduction contributed to the 401(k) plan. In 2012 and 2011, we made a matching contribution of $0.25 for every $1.00 that each applicable employee contributed to the 401(k) plan, up to a maximum of 5% of such employee’s salary. Each year, this matching contribution vests as to 20% of the aggregate matching contributions for such employee, such that all previous and future matching contributions will be vested after the employee has been employed by us for a period of five years.

Perquisites.  From time-to-time, we have provided certain of our named executive officers with perquisites that we believe are reasonable. We do not view perquisites as a significant element of our comprehensive compensation structure, but do believe they can be useful in attracting, motivating, and retaining executive talent. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for our executive officers in appropriate circumstances, and may consider providing additional perquisites in the future. There are no material perquisites to our named executive officers that are contractual obligations pursuant to written agreement. All future practices regarding perquisites will be approved and subject to periodic review by our compensation committee.

Tax Considerations.  Our board of directors considers the potential effects of Section 162(m) of the Code on the compensation paid to our executive officers. Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1.0 million in any taxable year for the chief executive officer and each of the next three most highly compensated executive officers (other than the chief financial officer, if any), unless the compensation is “performance based” or based on another available exemption. Prior to being a publicly-held corporation, The Tile Shop’s board of managers did not take the deductibility limit imposed by Section 162(m) into consideration in setting compensation. Additionally, the restricted stock granted to Mr. Rucker in August 2012 was not “performance based.” In February 2013, the compensation committee approved an amendment to the Omnibus Plan to allow for the grant of cash-based awards. We intend to submit the amendment for stockholder approval to qualify as “performance based” compensation. We expect that our compensation committee will continue, where reasonably practicable, to seek to qualify the variable compensation paid to our executive officers for an exemption from the deductibility limitations of Section 162(m). As such, in approving the amount and form of compensation for our executive officers in the future, our compensation committee will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m). However, our compensation committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Taxation of “Parachute” Payments and Deferred Compensation.  We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 409A of the Code during 2012, and we have not agreed, nor are otherwise obligated, to provide any executive officer with such a “gross-up” or other reimbursement. Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change of control that exceeds certain prescribed limits, and that we, or a successor, may forfeit a deduction on the amounts subject to this additional tax. Section 409A of the Code also imposes additional significant taxes on the individual in the event that an executive officer, director, or other service provider received “deferred compensation” that does not meet the requirements of Section 409A of the Code.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.  Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our proxy statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Compensation Committee of the Board of Directors:

Todd Krasnow, Chairman
Peter J. Jacullo III
William E. Watts

Summary Compensation Table for Fiscal 2012

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2011 and December 31, 2012 by each of the Named Executive Officers for each year in which each was a Named Executive Officer.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Robert A. Rucker	2012	303,991		-	2,762,500	-	1,936,983	847,075	5,821,278
Chief Executive Officer	2011	262,302		-	-	-	1,032,971	788,144	2,083,417
Timothy Clayton (3)	2012	66,667	(4)	39,690	-	1,102,993	-	-	1,209,280
Chief Financial Officer
Joseph Kinder	2012	192,970		112,660	-	1,654,383	-	-	1,960,014
Senior Vice President – Operations	2011	162,000		91,345	-	-	-	-	253,345
Carl Randazzo	2012	178,375		118,824	-	1,645,383	-	-	1,951,583
Senior Vice President – Retail	2011	162,000		135,227	-	-	-	-	297,227
Leigh M. Behrman	2012	119,000		112,051	-	551,462	-	-	782,513
Vice President – Human Resources and Compliance	2011	119,000		45,402	-	-	-	-	164,402

(1)	The value of stock awards and options in this table represent the fair value of such awards granted or modified during the fiscal year, as computed in accordance with FASB ASC 718. The assumptions used to determine the valuation of the awards are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 to our consolidated financial statements, each included in the Company’s Annual Report on Form 10-K for the 2012 fiscal year, filed with the Securities and Exchange Commission on March 18, 2013.

(2)	The amount under “All Other Compensation” for Mr. Rucker for fiscal 2011 includes $782,444 in tax “gross-ups” related to Mr. Rucker’s non-equity incentive plan compensation and $5,700 in insurance premium payments made on behalf of Mr. Rucker. The amount under “All Other Compensation” for Mr. Rucker for fiscal 2012 includes $844,225 in tax “gross-ups” related to Mr. Rucker’s non-equity incentive plan compensation and $2,850 in insurance premium payments made on behalf of Mr. Rucker.

(3)	Mr. Clayton was not a Named Executive Officer in fiscal 2011.

(4)	Includes compensation received by Mr. Clayton for services as Chief Financial Officer since August 21, 2012 and as a financial consultant from June 2012 through August 21, 2012.

Grants of Plan-Based Awards for Fiscal 2012

The following table sets forth certain information regarding grants of plan-based awards during the fiscal year ended December 31, 2012.

Name	Grant date	Estimated future payouts under equity incentive plan awards Target (#)		All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
Robert A. Rucker	8/21/2012	-		250,000	-	-	2,762,500
Timothy Clayton	8/21/2012	73,333	(1)	-	-	10.00	316,186
	8/21/2012	-		-	146,667	10.00	786,737
Joseph Kinder	8/21/2012	110,000	(1)	-	-	10.00	474,281
	8/21/2012	-		-	220,000	10.00	1,180,102
Carl Randazzo	8/21/2012	110,000	(1)	-	-	10.00	474,281
	8/21/2012	-		-	220,000	10.00	1,180,102
Leigh M. Behrman	8/21/2012	36,667	(1)	-	-	10.00	158,091
	8/21/2012	-		-	73,333	10.00	393,701

(1)	Represents options to acquire shares of common stock issued to certain named executive officers. These options will vest and become exercisable in four equal annual installments beginning on August 21, 2013 provided that the Company meets or exceeds certain annual stock price increase targets.

Offer Letter Agreements

In June 2012, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Rucker setting forth the terms and conditions of his employment effective upon consummation of the Business Combination. The offer letter agreement provided for an annual base salary of $303,991 for the remainder of the 2012 fiscal year and provides for an annual base salary of $500,000 for the 2013 fiscal year. In future years, Mr. Rucker’s base salary will be subject to increases and modifications as determined by our board of directors and its compensation committee. Pursuant to the offer letter agreement, Mr. Rucker is entitled to receive severance benefits if his employment is terminated by us without cause at any time or if he resigns with good reason, subject to execution of a full release in our favor. In such an event, Mr. Rucker is entitled to continued payment of his base salary for twelve months and an additional payment in an amount equal to twelve times our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, Mr. Rucker is also entitled to full vesting acceleration with respect to any unvested equity awards if he is not offered employment by the successor entity, or if he is terminated without cause or constructively terminated prior to the first anniversary of the change of control.

In June 2012, as the result of arm’s length negotiations, we entered into offer letter agreements with each of Messrs. Kinder, Randazzo, and Behrman setting forth the terms and conditions of each such individual’s respective employment effective upon consummation of the Business Combination. The offer letter agreements provide for annual base salaries of $200,000, $200,000, and $119,000, respectively, for Messrs. Kinder, Randazzo, and Behrman, subject to increases and modifications as determined by our board of directors and its compensation committee. Messrs. Kinder’s, Randazzo’s, and Behrman’s current base salaries are $200,000, $200,000, and $119,000, respectively. Pursuant to the offer letter agreements, each of Messrs. Kinder, Randazzo and Behrman is entitled to receive severance benefits if his employment is terminated by us without cause at any time or if he resigns for good reason, subject to execution of a full release in our favor. In such an event, each of Messrs. Kinder, Randazzo and Behrman is entitled to continued payment of his base salary for six months and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, each of Messrs. Kinder, Randazzo and Behrman is also entitled to full vesting acceleration with respect to any unvested equity awards if he is not offered employment by the successor entity, or if he is terminated without cause or is constructively terminated prior to the first anniversary of the change of control.

In July 2012, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Clayton setting forth the terms and conditions of his employment, effective upon consummation of the Business Combination. The offer letter agreement provides for an annual base salary of $200,000, subject to increases and modifications as determined by our board of directors and its compensation committee. Mr. Clayton’s current base salary is $200,000. Pursuant to the offer letter agreement, Mr. Clayton is entitled to receive severance benefits if his employment is terminated by us without cause at any time or if he resigns for good reason, subject to execution of a full release in our favor. In such an event, Mr. Clayton is entitled to continued payment of his base salary for six months and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, Mr. Clayton is also entitled to full vesting acceleration with respect to any unvested equity awards if he is not offered employment by the successor entity, or if he is terminated without cause or constructively terminated prior to the first anniversary of the change of control.

In connection with their offer letter agreements, each of Messrs. Rucker, Clayton, Kinder, Randazzo, and Behrman agreed not to compete, directly or indirectly, with us or solicit any of our employees or business contacts during the term of his employment and for a period of two years, one year, one year, one year, and one year thereafter, respectively. Notwithstanding the foregoing, we may, at our election, extend the term of the non-compete and non-solicit obligations to which Messrs. Clayton, Kinder, and Randazzo are subject to be for a period of two years following termination of employment; provided, that we provide the applicable individual with continued payment of his base salary for twelve months (in lieu of six months) and an additional payment in an amount equal to twelve times (in lieu of six times) our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination.

Equity Grants

In August 2012, upon the consummation of the Business Combination, Messrs. Kinder, Randazzo, Clayton, and Behrman received initial grants of options to purchase 330,000, 330,000, 220,000, and 110,000 shares of our common stock, respectively, at an exercise price per share of $10.00. Two-thirds of the total number of shares subject to each such stock option grant are subject to vesting in equal annual installments over four years from the date of grant, based only upon the applicable executive officer’s continued service to us, and one-third of the total number of shares subject to each such stock option grant are subject to vesting in equal annual installments over four years from the date of grant, based both on the appreciation in the price of our common stock and continued service to us. The portion of stock option grants tied to appreciation in the price of our common stock will vest on each anniversary of the date of grant if the trading price of our common stock has increased by at least 20% over the applicable one-year period. The increase will be measured by reference to the average closing price on the Nasdaq Stock Market of our common stock over the 30 trading days immediately preceding the date of grant or anniversary date thereof, as applicable. We believe that these vesting schedules will appropriately encourage long-term employment with us while allowing our executives to realize compensation in line with the value that they create for our stockholders.

In August 2012, upon the consummation of the Business Combination, we also granted to Mr. Rucker an award of 250,000 restricted shares of our common stock. The risk of forfeiture for such shares will lapse as to one-third of the total number of shares of common stock on each of December 31, 2013, 2014, and 2015, subject to Mr. Rucker’s continued service as an employee, officer, or director of our Company.

We have provided for the acceleration of vesting of equity awards granted to each of Messrs. Rucker, Clayton, Kinder, Randazzo, and Behrman in the event of a change of control of our Company. In the event of a change of control, if the individual is terminated without cause or is otherwise constructively terminated prior to the first anniversary of the change of control, the vesting of any unvested awards will be accelerated in full immediately prior to such termination. We believe that these acceleration opportunities will further align the interests of our executives with those of our stockholders by providing our executives an opportunity to benefit alongside our stockholders in a corporate transaction.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2012

The following table sets forth certain information regarding outstanding equity awards held by the Named Executive Officers as of December 31, 2012.

		Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Robert A. Rucker	8/21/12	-	-		-		-	-	250,000	(1)	4,207,500
Timothy Clayton	8/21/12	-	146,667	(2)	73,333	(3)	10.00	8/21/22	-		-
Joseph Kinder	8/21/12	-	220,000	(2)	110,000	(3)	10.00	8/21/22	-		-
Carl Randazzo	8/21/12	-	220,000	(2)	110,000	(3)	10.00	8/21/22	-		-
Leigh M. Behrman	8/21/12	-	73,333	(2)	36,667	(3)	10.00	8/21/22	-		-

(1)	These shares of restricted stock will become unrestricted as to one-third of the total number of shares of common stock on each of December 31, 2013, 2014, and 2015.

(2)	These options become exercisable in four equal annual installments beginning on August 21, 2013.

(3)	These options become exercisable in four equal annual installments beginning on August 21, 2013 provided that the Company meets or exceeds certain annual stock price increase targets.

Option Exercises and Stock Vested for Fiscal 2012

None of the named executive officers exercised options or had equity awards vest during the fiscal year ended December 31, 2012.

Pension Benefits

The Company did not sponsor any defined benefit pension or other actuarial plan for its named executive officers during the year ended December 31, 2012.

Nonqualified Deferred Compensation

As discussed above in the section “2012 Omnibus Award Plan – Equity and Equity-Linked Incentives,” prior to the Business Combination, we maintained a Deferred Compensation Plan for our executive officers, with the exception of Mr. Rucker. At all times from January 1, 2009 until the termination of our Deferred Compensation Plan in connection with the consummation of the Business Combination, Messrs. Behrman, Kinder, and Randazzo held 100,000, 300,000, and 300,000 phantom equity units of The Tile Shop, respectively. Effective immediately prior to the consummation of the Business Combination, we terminated our Deferred Compensation Plan. We anticipate that we will make a lump-sum cash payment to each former holder of phantom equity units, including Messrs. Behrman, Kinder, and Randazzo, on August 20, 2013, in full satisfaction of all phantom equity units previously held by such individuals. We expect to make payments to Messrs. Behrman, Kinder, and Randazzo of $824,000, $2,060,000, and $2,060,000, respectively, on such date.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Robert A. Rucker	-	-	-	-	-
Timothy Clayton	-	-	-	-	-
Joseph Kinder	-	-	1,223,611	-	2,060,000
Carl Randazzo	-	-	1,223,611	-	2,060,000
Leigh M. Behrman	-	-	384,755	-	824,000

(1) Represents the change in value of the phantom equity units from January 1, 2012 through the effective date of the Business Combination, at which time the Deferred Compensation Plan was terminated.

(2) We expect to pay the balance to each participant in a lump sum on August 20, 2013.

Potential Payments Upon Termination or Change in Control

As discussed above in connection with each named executive officer’s offer letter agreement, each named executive officer may be eligible to receive severance benefits in the event that his employment is terminated by the Company without cause or by the named executive officer for good reason. Additionally, each named executive officer is entitled to full vesting of any outstanding equity awards in the event of a change of control, if the individual is terminated without cause or is otherwise constructively terminated prior to the first anniversary of the change of control. The amounts payable to each of the named executive officers, assuming that each individual's employment had terminated on December 31, 2012, under each scenario, are as follows:

	Termination
Name	In Connection with a Change in Control (1)	By Company Not for Cause (2)	By NEO for Good Reason (2)
Robert A. Rucker	3,265,513	506,027	506,027
Timothy Clayton	1,205,936	103,013	103,013
Joseph Kinder	1,757,397	103,013	103,013
Carl Randazzo	1,754,384	100,000	100,000
Leigh M. Behrman	613,975	62,513	62,513

(1)	Represents lapse of the risks of forfeiture on all outstanding shares of restricted stock, in the case of Mr. Rucker, and full vesting of all outstanding options to purchase common stock, in the case of the other named executive officers.

(2)	Represents payments of one year of base salary and company-contributed health-insurance costs, in the case of Mr. Rucker, and six months of base salary and company-contributed health insurance costs, in the case of the other named executive officers, with the exception of Mr. Randazzo who does not participate in company-sponsored health insurance.

DIRECTOR COMPENSATION

Prior to consummation of the Business Combination, we paid each of Messrs. Kamin and Krasnow $50,000 per year for service on The Tile Shop’s board of managers and, in January 2012, granted to each of Messrs. Kamin and Krasnow 116,750 Series 2012 Participating Capital Appreciation Common Units, or Series 2012 Units, of The Tile Shop. The Series 2012 Units shared ratably with The Tile Shop’s common unit membership interests, or Common Units, in distributions from The Tile Shop after a certain aggregate distribution threshold had been reached with regard to the Common Units. In January 2012, Mr. Kamin transferred the Series 2012 Units held by him to the Peter H. Kamin GST Trust, of which Mr. Kamin is a trustee. The Series 2012 Units vested in full immediately prior to the consummation of the Business Combination and each of Mr. Krasnow and the Peter H. Kamin GST Trust shared ratably in the consideration payable to the former direct and indirect members of The Tile Shop in connection with the Business Combination as though each such holder’s Series 2012 Units were converted into 41,564 Common Units.

Following the Business Combination, each of our non-employee directors receives an annual fee of $100,000 and the chairperson of our board of directors receives an additional annual fee of $150,000. The fees for fiscal year 2012 were paid upon the consummation of the Business Combination in the form of restricted common stock valued at $10.00 per share and granted pursuant to our Omnibus Plan. In each subsequent year, we expect that each non-employee director and the chairperson of our board of directors will receive the fees payable to them in their capacities as such one-half in cash, payable quarterly, and one-half in the form of restricted common stock, to be granted at the time of the annual meeting pursuant to the Omnibus Plan or a successor plan thereto. The number of shares of our restricted common stock to be granted in each subsequent year will be equal to the quotient obtained by dividing (i) the amount of the annual fee payable to such non-employee director in the form of restricted stock, as set forth above, by (ii) the average closing price on Nasdaq of our common stock over 30 trading days immediately preceding the date of grant. The restricted stock grants for 2012 and for each subsequent year the risks of forfeiture will lapse in full on the first anniversary of the date of grant, contingent upon the applicable non-employee director’s continued service on our board of directors. If any restricted stock remains for which the risks of forfeiture have not lapsed at the time of a non-employee director’s termination of service on the board of directors, the Company has the option to purchase such shares of restricted stock at a price set forth in the agreements governing such restricted stock.

Notwithstanding the foregoing, each of Messrs. Jacullo and Suttin have agreed to forego all compensation for their service as directors of our Company.

Director Compensation Table for Fiscal 2012

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Total ($)
Peter H. Kamin	25,000	110,500	135,500
Todd Krasnow	25,000	110,500	135,500
Peter J. Jacullo III	-	-	-
Adam L. Suttin	-	-	-
William E. Watts	-	276,250	276,250

(1)	The value of stock awards in this table represent the fair value of such awards granted during the fiscal year, as computed in accordance with FASB ASC 718. The assumptions used to determine the valuation of the awards are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 to our consolidated financial statements, each included in the Company’s Annual Report on Form 10-K for the 2012 fiscal year, filed with the Securities and Exchange Commission on March 18, 2013.

(2)	The aggregate number of shares of restricted stock held by each of the directors listed in the table above as of December 31, 2012 was as follows: Mr. Kamin 10,000 shares, Mr. Krasnow 10,0000 shares, and Mr. Watts 25,000 shares. These shares of restricted stock were granted to the directors upon the consummation of the Business Combination and the risks of forfeiture will lapse in full on August 22, 2013.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Messrs. Jacullo, Krasnow, and Watts. None of the individuals who currently serve as a member of our compensation committee have ever been an executive officer or employee of ours. In connection with the Business Combination, each of Messrs. Jacullo, Krasnow and Watts received compensation from and entered into agreements with the Company as described in “Certain Relationships and Related Transactions.” None of our executive officers currently serves, nor in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee. During the fiscal year completed December 31, 2012, none of The Tile Shop’s executive officers or employees, other than Mr. Rucker, participated in the deliberations of The Tile Shop’s board of managers concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 11, 2013 information regarding beneficial ownership of our common stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 11, 2013 are deemed to be outstanding for computing the percentage ownership of the person holding these options and/or warrants and the percentage ownership of any group in which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

We have based our calculation of the percentage of beneficial ownership based on 46,519,123 shares of our common stock outstanding on March 11, 2013.

Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota, 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Nabron International, Inc.(1)	14,832,282	31.9%
The Tile Shop, Inc.(2)	8,334,502	17.5
JWTS, Inc.(3)	5,504,736	11.6
John W. Childs(4)	3,194,729	6.7
Noble Resources Limited(5)	2,704,741	5.5
Executive Officers and Directors:
Robert A. Rucker(2)(6)	8,584,502	18.0
Timothy C. Clayton	-	*
Joseph Kinder	-	*
Carl Randazzo	-	*
Leigh M. Behrman	-	*
Peter J. Jacullo III(3) (7)	5,505,836	11.6
Peter H. Kamin(8)	682,620	1.5
Todd Krasnow(9)	183,834	*
Adam L. Suttin(10)	840,810	1.8
William E. Watts(11)	705,889	1.5
All Executive Officers and Directors as a Group (10 persons)	16,503,491	34.8%

* Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1) Based upon a Schedule 13D/A filed with the SEC on December 19, 2012 by Nabron International, Inc., a Bahamas company (“Nabron”), Noble Resources Limited, a British Virgin Islands company (“Noble”), Raymond Long Sing Tang (“Tang”), Lars Soren Sorensen (“Sorensen”), and Louise Mary Garbarino (“Garbarino”). Tang, Sorensen, and Garbarino are directors of Nabron and may be deemed to have shared voting and investment power over the securities held by Nabron. The business address of Nabron is 2nd Floor, Le Prince de Galles, 3-5 Avenue des Citronniers, MC98000 Monaco.

(2) Includes currently-exercisable warrants to purchase 1,204,528 shares of common stock of the Company. Based upon a Schedule 13D/A filed with the SEC on December 19, 2012 by The Tile Shop, Inc., a Minnesota corporation (“TS, Inc.”) and Robert A. Rucker (“Rucker”). TS, Inc. and its affiliates have agreed (i) to exercise the warrants held by TS, Inc. only on a cashless exercise basis and (ii) that the maximum number of shares of common stock issuable upon exercise of such warrants will be the lesser of (A) 434,968 shares of common stock or (B) the number of shares of common stock that may be issued without Rucker’s beneficial ownership of shares of our common stock exceeding 20%. Rucker is the sole director of TS, Inc. and may be deemed to have sole voting and investment power over the securities held by TS, Inc.

(3) Includes currently-exercisable warrants to purchase 750,310 shares of common stock of the Company. Based upon a Schedule 13D/A filed with the SEC on December 19, 2012 by JWTS, Inc., a Delaware corporation (“JWTS”) and Peter J. Jacullo III (“Jacullo”). Jacullo is the sole director of JWTS and may be deemed to have sole voting and investment power over the securities held by JWTS. The business address of JWTS is c/o Peter J. Jacullo III 61 High Ridge Avenue, Ridgefield, Connecticut 06877.

(4) Includes currently-exercisable warrants to purchase 1,225,132 shares of common stock of the Company. Based upon a Schedule 13D/A filed with the SEC on March 5, 2013 by John W. Childs (“Childs”). The business address of Childs is Bay Colony Corporate Center — North Entrance, 1000 Winter Street — Suite 4300, Waltham, Massachusetts 02451.

(5) Includes currently-exercisable warrants to purchase 2,390,342 shares of common stock of the Company. Based upon a Schedule 13D/A filed with the SEC on December 19, 2012 by Nabron, Noble, Tang, Sorensen, and Gabarino. Tang, Sorensen, and Garbarino are directors of Noble and may be deemed to have shared voting and investment power over the securities held by Nabron. The business address of Noble is 2nd Floor, Le Prince de Galles, 3-5 Avenue des Citronniers, MC98000 Monaco.

(6) Includes 250,000 shares of restricted common stock held by Mr. Rucker.

(7) Includes 100 shares of common stock of the Company and warrants to purchase 1,000 shares of common stock of the Company held by Mr. Jacullo’s son. Mr. Jacullo disclaims beneficial ownership of the shares of common stock and the warrants to purchase common stock held by his son, except to the extent of his pecuniary interest therein.

(8) Consists of 10,000 shares of restricted common stock held by Peter H. Kamin (“Kamin”), 274,926 shares of common stock and 37,005 shares of common stock issuable upon exercise of warrants held by the Peter H. Kamin Revocable Trust dated February 2003 (“2003 Trust”), 164,955 shares of common stock and 22,200 shares of common stock issuable upon exercise of warrants held by the Peter H. Kamin Childrens Trust dated March 1997 (“1997 Trust”), 35,361 shares of common stock and 13,304 shares of common stock issuable upon exercise of warrants held by the Peter H. Kamin GST Trust (“GST”), 109,970 shares of common stock and 14,799 shares of common stock issuable upon exercise of warrants held by 3K Limited Partnership (“3K” and, together with Kamin, 2003 Trust, 1997 Trust, GST, and 3K, the “Kamin Entities”), and 100 shares of common stock held by Kamin’s son. Kamin is the sole trustee of the 2003 Trust, the sole trustee of the 1997 Trust, a trustee of GST, and sole general partner of 3K and may be deemed to have sole voting and investment power over the securities held by these entities. Kamin disclaims beneficial ownership of the shares of common stock held by his son, except to the extent of his pecuniary interest therein.

(9) Includes 10,000 shares of restricted common stock held by Todd Krasnow (“Krasnow”), 100 shares of common stock held by Krasnow’s spouse, 100 shares of common stock held by the Charles Krasnow Trust, 100 shares of common stock held by Krasnow’s daughter, 100 shares of common stock held by Krasnow’s son, and currently-exercisable warrants to purchase 28,103 shares of common stock of the Company. Krasnow disclaims beneficial ownership of the shares of common stock held by his spouse, the Charles Krasnow Trust, his son and his daughter, except to the extent of his pecuniary interest therein.

(10) Includes 33,689 shares of common stock held by the Adam L. Suttin Irrevocable Family Trust and currently-exercisable warrants to purchase 357,464 shares of common stock of the Company. Mr. Suttin’s spouse is the trustee of the trust and Mr. Suttin disclaims beneficial ownership of the shares of common stock held by the trust, except to the extent of his pecuniary interest therein.

(11) Includes currently-exercisable warrants to purchase 324,969 shares of common stock of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents our equity compensation plan information as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	1,751,000	10.10	499,000
Equity compensation plans not approved by stockholders	-	-	-
TOTAL

(1)	Represents shares of common stock to be issued upon exercise of currently outstanding options to purchase common stock, granted pursuant to our Omnibus Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under the rules and regulations of the Nasdaq Stock Market, independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that Messrs. Jacullo, Kamin, Krasnow, Suttin, and Watts, representing five of our six directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors will be “independent” as that term is defined under the applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and the listing requirements and rules of Nasdaq.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We describe below transactions and series of similar transactions, occurring since the beginning of our most recently completed fiscal year, to which we were a participant or will be a participant, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, executive officers, holders of more than 5% of our common stock or any member of their immediate family (collectively, the “Related Persons”) had or will have a direct or indirect material interest.

Compensation arrangements with our named executive officers and directors are described elsewhere in this Annual Report on Form 10-K. There are no family relationships among any of our directors or executive officers.

Business Combination

In August 2012, we consummated the Business Combination pursuant to the terms of that certain Contribution and Merger Agreement (the “Merger Agreement”), dated as of June 27, 2012, by and among JWC Acquisition Corp., an entity for which Adam Suttin and Mr. William Watts served as president and vice president, respectively, (“JWCAC”), on the one hand, and The Tile Shop, the members of The Tile Shop, including Todd Krasnow, various entities controlled by Peter Kamin, The Tile Shop, Inc. (controlled by Robert Rucker) and JWTS, Inc. (controlled by John Jacullo), (the “Members”), Nabron International Inc., a Bahamas corporation, a holder of greater than 5% of our outstanding common stock (“Nabron” and, together with the Members other than ILTS, LLC, the “Sellers”), the Company, Tile Shop Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Peter Jacullo, in his capacity as Sellers’ Representative, on the other hand. Pursuant to the Merger Agreement, (i) the Sellers contributed, directly or indirectly, all of the membership interests in The Tile Shop to the Company in exchange for an aggregate of approximately $75,000,000 in cash, promissory notes in an aggregate principal amount of approximately $70,000,000 (the “Promissory Notes”), and 32,000,000 shares of common stock of the Company and (ii) each share of common stock of JWCAC was exchanged for one share of the Company’s common stock. In connection with the Business Combination, we acquired all of the outstanding equity securities of The Tile Shop and JWCAC. Prior to the consummation of the Business Combination, JWCAC redeemed 5,500,000 shares of its outstanding common stock from its stockholders who purchased shares in JWCAC’s initial public offering.

The consideration received, directly or indirectly, by certain of our related persons in connection with the Business Combination is set forth below:

Related Person	Cash Consideration	Promissory Notes	Shares of Common Stock
Nabron International, Inc.	$37,732,065	$37,479,696	17,445,432
The Tile Shop, Inc. (entity controlled by Mr. Rucker)	$23,792,481	$18,887,729	8,313,792
JWTS, Inc. (entity controlled by Mr. Jacullo)	$11,843,840	$11,764,632	5,476,003
Peter H. Kamin Revocable Trust dated February 2003 (entity controlled by Mr. Kamin)	$584,101	$580,194	270,059
Peter H. Kamin Childrens Trust dated March 2007 (entity controlled by Mr. Kamin)	$350,460	$348,116	162,035
3K Limited Partnership (entity controlled by Mr. Kamin)	$233,639	$232,077	108,023
Peter H. Kamin GST Trust (entity controlled by Mr. Kamin)	$65,239	$73,984	35,361
Todd Krasnow	$298,878	$306,060	143,384

The Promissory Notes had a three year term, subject to pre-payment at any time without penalty, and bore interest at a rate of 4% per annum, payable quarterly. The largest aggregate outstanding principal amount under these Promissory Note since the beginning of 2012 was $69,771,111, as of the consummation of the Business Combination. On October 3, 2012, we paid the entire outstanding principal balance of the Promissory Notes together with all accrued interest thereon, in an aggregate amount of $70,099,895, which consisted of $69,771,111 of principal and $328,784 of accrued interest thereon, in full satisfaction of our obligations pursuant to the Promissory Notes.

In connection with the consummation of the Business Combination, JWC Acquisition LLC (the “Sponsor”), an affiliate of JWCAC, distributed 208,734 shares of common stock to Mr. Suttin, 39,284 shares of common stock to an trust affiliated with Mr. Suttin, and 151,123 shares of common stock to Mr. Watts.

Nabron Loan

In August 2012, prior to the consummation of the Business Combination, we issued a $5,500,000 variable term promissory note to Nabron, which bore interest at a rate of 4% per annum and was subject to pre-payment at any time without penalty. The largest aggregate outstanding principal amount under this promissory note since the beginning of 2012 was $5,500,000, as of the date of issuance. On September 28, 2012, we paid the entire outstanding principal balance of this promissory note together with all accrued interest thereon, in an aggregate amount of $5,520,777, which consisted of $5,500,000 of principal and $20,777 of accrued interest thereon, in full satisfaction of our obligations pursuant to this promissory note.

Private Placement

In August 2012, in connection with the consummation of the Business Combination, we issued and sold an aggregate of 1,500,000 shares of our common stock to a total of nine accredited investors at a purchase price of $10.00 per share, generating total gross proceeds of $15.0 million (the “Private Placement”), including 1,080,000 shares of common stock issued to John W. Childs, a holder of greater than 5% of our outstanding common stock, 110,000 shares of common stock issued to Mr. Suttin, and 100,000 shares of common stock issued to Mr. Watts.

Registration Rights

In connection with the Business Combination, the Sellers, the members of the Sponsor, including, but not limited to, Adam Suttin, William Watts and John W. Childs (the “Sponsor” and the “Sponsor Members”) and the Company entered into a registration rights agreement under which the Sellers and the Sponsor Members hold registration rights with respect to their shares of our common stock. The holders of a majority in interest of our common stock held by the Sellers are entitled to require us, on up to four occasions, to register under the Securities Act the shares of common stock that they received in the Business Combination. The holders of a majority in interest of our common stock held by the Sponsor Members are entitled to require us, on up to two occasions, to register under the Securities Act the shares of common stock that they received in the Business Combination, any shares issued to the Sponsor Members pursuant to the exercise of the warrant held by them where such shares of common stock are not otherwise registered under the Securities Act, and the shares issued in connection with the Private Placement. The securities that may be registered pursuant to the registration rights agreement are referred to as registrable securities. Demand registration may be made pursuant to the registration rights agreement so long as the estimated market value of the shares of common stock to be registered is at least $10,000,000. The majority in interest of each of the Sellers and the Sponsor Members may elect to exercise these registration rights at any time. In addition, these stockholders will have certain “piggyback” registration rights on other registration statements that we may file. We will bear the expenses incurred in connection with the filing of any such registration statements.

Lock-Up Agreements

At the time of the Business Combination, the Sellers and the Sponsor Members entered into lock-up agreements pursuant to which they agreed not to sell any of their shares of our common stock issued in connection with or prior to the Business Combination for certain periods. In addition, we, our officers and directors, and the selling stockholders in our December 2012 public offering signed additional lock-up agreements under which we and they agreed not to dispose of or hedge any shares or any securities convertible into or exchangeable for our common stock for certain periods. On March 12, 2013, the early release provisions of these lock-up agreements were triggered. As a result, the Sellers, the Sponsor Members, our directors, officers and the selling stockholders in our December 2012 public offering may sell their shares at any time, subject to compliance with applicable securities laws.

Warrant Agreements

In connection with the Business Combination, the Sellers and an affiliate of the Sponsor entered into an agreement pursuant to which the Sellers or their assignees purchased from such affiliate an aggregate of 4,466,885 warrants, for an aggregate purchase price of $3,419,327. These warrants were among those sold in connection with JWCAC’s initial public offering (collectively, the “Public Warrants”) and were acquired by the affiliate following JWCAC’s initial public offering for an aggregate purchase price of $3,419,327. These Public Warrants are subject to redemption after the last sales price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period (the “Redemption Trigger”).

In connection with the Business Combination, we entered into an agreement with the Sponsor and the Sponsor Members under which (i) the Sponsor Members waived their rights and the rights of their permitted transferees to exercise warrants to purchase an aggregate of 5,333,333 shares of common stock, which were issued in a private placement, (the “Sponsor Warrants”) for cash and agreed that such Sponsor Warrants may only be exercised on a cashless basis and that prior to such cashless exercise such holders will not sell, assign, or otherwise transfer any of the Sponsor Warrants other than to their permitted transferees on terms set forth in the warrant agreement relating thereto; (ii) the Sponsor Warrants are subject to the Redemption Trigger; and (iii) the Sponsor Members agreed not to purchase, directly or indirectly, any Public Warrants prior to 18 months after the closing of the Business Combination.

In connection with the Business Combination, we entered into a letter agreement with The Tile Shop, Inc., a Minnesota corporation (“TS, Inc.”) and an entity controlled by Mr. Rucker, pursuant to which TS, Inc. and its affiliates agreed (i) to exercise Public Warrants only on a cashless exercise basis and (ii) that the maximum number of shares of our common stock issuable upon exercise of Public Warrants is the lesser of (A) 434,968 shares of common stock or (B) the number of shares of common stock that may be issued without Mr. Rucker’s beneficial ownership of shares of our common stock exceeding 20 percent.

The Tile Shop Related Person Transactions

In June 2011, TS, Inc., a holder of 5% of the membership interests of The Tile Shop prior to the Business Combination and an entity controlled by Mr. Rucker, sold (i) an aggregate of 1,710,000 Common Units of The Tile Shop to ILTS, LLC, a Delaware limited liability company (“ILTS”), a holder of 5% of the membership interests in The Tile Shop prior to the Business Combination and an entity of which Mr. Jacullo was a manager and (ii) an aggregate of 290,000 Common Units of The Tile Shop to three trusts that are now stockholders of JWTS, Inc., a Delaware corporation (“JWTS”), a holder of 5% of the membership interests in The Tile Shop and an entity controlled by Mr. Jacullo, in each case for $4.4434 per unit. The Common Units purchased by the three trusts were contributed to JWTS and were contributed to the Company in connection with the Business Combination in exchange for the cash, Promissory Notes and shares described above, under the subheading “Business Combination.” Immediately prior to the consummation of the Business Combination, TS Inc. sold an additional 1,710,000 and 290,000 Common Units of The Tile Shop to ILTS and JWTS, respectively, for $4.7583 per unit. In connection with these transactions, The Tile Shop released a security interest in the Common Units that were the subject of these sales.

In January 2012, TS, Inc., ILTS and JWTS sold (i) an aggregate of 129,333 Common Units of The Tile Shop to Mr. Krasnow, (ii) an aggregate of 646,667 Common Units of The Tile Shop to the Peter H. Kamin Revocable Trust dated February 2003, the Peter H. Kamin Childrens Trust dated March 2007, and 3K Limited Partnership, entities of which Mr. Kamin is trustee or general partner, as applicable, (iii) an aggregate of 25,867 Common Units of The Tile Shop to Family Office Investors LLC, an entity in which Mark Riser, a member of the board of managers of The Tile Shop prior to the consummation of the Business Combination, is the sole member, and (iv) an aggregate of 19,400 Common Units of The Tile Shop to a third party, in each case for $7.732 per unit. In connection with these transactions, The Tile Shop made certain representations and warranties.

On each of December 31, 2011 and June 21, 2012, The Tile Shop made a $300,000 payment to TS, Inc. in connection with the final redemption of an aggregate of 3,000,000 special cash distribution units of The Tile Shop issued to TS, Inc., which were fully redeemed by The Tile Shop and no longer outstanding as of June 21, 2012. In lieu of paying such amounts to TS, Inc. in cash, The Tile Shop reduced the outstanding amount under a promissory note, dated December 30, 2002, made by TS, Inc. and payable to The Tile Shop. The original principal amount of this promissory note was $13,241,800 with simple interest accruing at a rate of five percent per annum on any unpaid balance. The largest aggregate outstanding principal amount under this promissory note since the beginning of 2011 was $1,468,291.75, as of January 1, 2011. On June 21, 2012, TS, Inc. made a final payment to The Tile Shop of $919,444.22 in full satisfaction of all obligations pursuant to this promissory note. Taken together, the aggregate payment of $1,519,444.22 made by TS, Inc. pursuant to this promissory note since the beginning of 2011 fiscal year consisted of a payment of $1,468,291.75 of principal and $51,152.47 of accrued interest.

Policies and Procedures for Related Person Transactions

Effective upon consummation of the Business Combination, our board of directors adopted a written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions. This policy is administered by our audit committee and will covers any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which we were or are to be a participant, the amount involved exceeds $50,000 and a related person had or will have a direct or indirect material interest. While the policy covers related person transactions in which the amount involved exceeds $50,000, the policy states that related person transactions in which the amount involved exceeds $120,000 are required to be disclosed in applicable filings as required by the Securities Act, Exchange Act, and related rules. Our board of directors determined to set the threshold for approval of related person transactions in the policy at an amount lower than that which is required to be disclosed under the Securities Act, Exchange Act, and related rules because we believe that it is appropriate for our audit committee to review transactions or potential transactions in which the amount involved exceeds $50,000, as opposed to $120,000. Pursuant to this policy, our audit committee will (i) review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, and (ii) take into account the conflicts of interest and corporate opportunity provisions of our code of business conduct and ethics. Each director, director nominee and executive officer of will present to our audit committee each proposed related person transaction to which such director, director nominee or executive officer is a party, including all relevant facts and circumstances relating thereto, and will update the audit committee as to any material changes to any related person transaction. All related person transactions may only be consummated if our audit committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Related party transactions do not include: (i) the payment of compensation by the company to an executive officer or director of the company ; (ii) indebtedness due from a related person for transactions in the ordinary course of business; (iii) a transaction in which the interest of the related person arises solely from ownership of a class of securities of the Company where all holders of that class of securities receive the same benefit, on a pro-rata basis, from the transaction; or (iv) a transaction in which the rates or charges involved are determined by competitive bids. Additionally, certain types of transactions have been pre-approved by our audit committee under the policy as not involving a material interest. These pre-approved transactions include transactions in the ordinary course of business where the related party’s interest arises only: (a) from his or her position as a director of another entity that is party to the transaction, (b) from an equity interest of less than 5% in another entity that is party to the transaction, or (c) from a limited partnership interest of less than 5%, subject to certain limitations. No director will be permitted to participate in the approval of a related person transaction for which he or she is a related party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2012, and December 31, 2011, by Deloitte and Touche, LLP, the Company’s principal accountant. All fees described below were approved by the Audit Committee.

	2012	2011
Audit Fees(1)	$266,000	$181,800
Audit-Related Fees(2)	753,000	-
Tax Fees(3)	14,500	-
All Other Fees(4)	-	-
	$1,033,500	181,800

(1)	Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements.

(2)	Audit-Related Fees includes fees for services rendered in connection with the filing of registration statements with the SEC, and the issuance of accountant consents and comfort letters.

(3)	Tax Fees consist of fees billed in the indicated year for professional services with respect to tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of fees billed in the indicated year for other permissible work that is not included within the above category descriptions.

PRE-APPROVAL POLICIES AND PROCEDURES

Pursuant to its written charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent auditors. Notwithstanding the foregoing, separate Audit Committee pre-approval shall not be required (a) if the engagement for services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent auditor (the “Pre-Approval Policy”) as to matters within the scope of the Pre-Approval Policy or (b) for de minimus non-audit services that are approved in accordance with applicable SEC rules. The Audit Committee has determined that the rendering of the services other than audit services by its principal accountant is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of report

1.	Financial Statements.

The financial statements are included in Part II, Item 8 of the Original Filing.

2.	Financial Statement Schedules.

The following financial statement schedule is included in Part II, Item 8 of the Original Filing: Not applicable.

3.	Exhibits.

See “Exhibit Index” immediately following the signature page of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Date: March 27, 2013	/s/ Robert A. Rucker
Robert A. Rucker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date
/s/ Robert A. Rucker	March 27, 2013
Robert A. Rucker
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Timothy C. Clayton	March 27, 2013
Timothy C. Clayton
Chief Financial Officer
(Principal Financial and Accounting Officer)

*	March 27, 2013
William E. Watts
Chairman of the Board of Directors

*	March 27, 2013
Peter J. Jacullo, III, Director

*	March 27, 2013
Adam L. Suttin, Director

*	March 27, 2013
Peter H. Kamin Director

*	March 27, 2013
Todd Krasnow, Director

*	By: /s/ Robert A. Rucker	March 27, 2013
Robert A Rucker, as Attorney in Fact

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.18*	Amendment No.1 to the 2012 Omnibus Award Plan – filed herewith.
31.3	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
31.4	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

* Indicates a management contract or compensatory plan.