Form 10-Q
period 2013-03-31
TILE SHOP HOLDINGS, INC.
filed 2013-05-10
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from – to –

Commission file number: 001-35629

TILE SHOP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5538095
(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification No.)

14000 Carlson Parkway
Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

(763) 852-2901

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           ☒ Yes       ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes      ☒  No

As of May 8, 2013, there were 52,988,057 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$15,763	$2,987
Trade receivables, net	1,281	1,009
Inventories	49,080	46,890
Prepaid inventory	6,875	6,051
Prepaid expenses	2,169	2,017
Income tax receivable	-	2,529
Deferred tax assets - current	9,364	9,364
Other current assets, net	3,862	966
Total Current Assets	88,394	71,813
Property, plant and equipment, net	91,588	82,080
Deferred tax assets	21,146	20,865
Other assets	1,313	1,316
TOTAL ASSETS	$202,441	$176,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,868	$14,968
Current portion of long term debt	3,860	3,860
Accrued wages and salaries	3,672	2,912
Other accrued liabilities	10,719	7,734
Income tax payable	1,682	-
Current portion of capital lease obligation	245	234
Deferred compensation	6,171	6,171
Total Current Liabilities	43,217	35,879
Long-term debt, net	63,310	69,310
Capital lease obligation, net	1,352	1,420
Deferred rent	20,414	18,583
Warrant liability	37,489	95,645
TOTAL LIABILITIES	165,782	220,837

Stockholders’ equity:
Common stock, par value 0.0001; authorized: 100,000,000 shares; issued: 48,036,241, and 43,177,822 shares	5	4
Preferred stock, par value $.0001; authorized: 10,000,000 shares; issued: 0 shares	-	-
Additional paid-in-capital	135,572	9,434
Retained deficit	(98,918)	(54,201)
Total stockholders’ equity	36,659	(44,763)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$202,441	$176,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2013	2012
Net sales	$56,835	$45,861
Cost of sales	16,462	12,173
Gross profit	40,373	33,688
Selling, general and administrative expenses	28,354	22,064
Deferred compensation expense	-	1,160
Income from operations	12,019	10,464
Interest expense	594	90
Change in fair value of warrants	51,845	-
Other (expense) income	(33)	7
(Loss) income before income taxes	(40,453)	10,381
Provision for income taxes	(4,264)	(248)
Net (loss) income	$(44,717)	$10,133

Weighted average basic and diluted shares outstanding	44,854,988	32,000,000
Basic and diluted (loss) income earnings per share	$(1.00)	$0.32

Pro forma computation related to conversion to C Corporation for income tax purposes
Historical income before income taxes	$-	$10,381
Pro forma provision for income taxes	-	(4,152)
Pro forma net income	$-	$6,229

Pro forma weighted average basic and diluted shares outstanding	-	42,534,884
Pro forma basic and diluted income earnings per share	$-	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net (loss) income	$(44,717)	$10,133
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt issuance costs	30	-
Depreciation and amortization	3,044	2,241
Loss on disposals of property, plant and equipment	45	-
Change in fair value of warrants	51,845	-
Deferred rent	1,831	1,578
Stock based compensation	1,092	-
Deferred income taxes	(281)	-
Changes in operating assets and liabilities:
Trade receivables	(273)	(379)
Inventories	(2,190)	1,816
Prepaid expenses and other current assets	(568)	368
Accounts payable	446	2,930
Accrued interest	149	-
Income tax receivable/ payable	4,211	-
Accrued expenses and other liabilities	3,596	1,149
Net cash provided by operating activities	18,260	19,836

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(11,143)	(6,468)
Net cash used in investing activities	(11,143)	(6,468)

Cash Flows From Financing Activities
Payments of long-term debt and capital lease obligations	(6,058)	(100)
Distributions to members		(4,193)
Repurchase of warrants	(30,108)	-
Proceeds from exercise of warrants	41,821	-
Security deposit	4	-
Net cash provided by (used in) financing activities	5,659	(4,293)

Net change in cash	12,776	9,075

Cash and cash equivalents beginning of period	2,987	6,283
Cash and cash equivalents end of period	$15,763	$15,358

Non cash items
Reclassification of warrants from liability to equity	$110,002	$-
Increase in other assets for exercise of warrants	3,332	-
Purchases of property, plant and equipment included in accounts payable and accrued expenses	1,455	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Organization and Nature of Business

The Tile Shop, LLC (“The Tile Shop”) was formed on December 30, 2002, as a Delaware limited liability company (LLC) and began operations on January 1, 2003. Tile Shop Holdings, Inc. (“Holdings”, and, together with its wholly owned subsidiaries, the “Company”) was incorporated under the laws of the state of Delaware.

The Company is engaged in the sale of tile and flooring products. The Company also fabricates or manufactures certain products in Michigan, Wisconsin and Virginia. The Company’s primary market is retail sales to consumers; however, the Company does have sales to contractors. As of March 31, 2013, the Company had 71 stores and an on-line retail operation. The retail stores are located in Minnesota, Wisconsin, Kansas, Illinois, Michigan, Ohio, Indiana, Maryland, Missouri, Kentucky, New York, Virginia, Iowa, North Carolina, New Jersey, Tennessee, Nebraska, Delaware, Georgia, Pennsylvania, Florida and Massachusetts. The Company also has distribution centers located in Wisconsin, Michigan, Virginia and Oklahoma.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

Note 2: Business Combination

On August 21, 2012, Holdings completed a business combination pursuant to the terms of the Contribution and Merger Agreement dated June 27, 2012 (the “Contribution and Merger Agreement”), whereby the former members of The Tile Shop, LLC (“The Tile Shop”) directly or indirectly, contributed all of their membership interests in The Tile Shop to Holdings (the “Contribution”), in exchange for (i) a cash payment of $75 million, (ii) 32,000,000 shares of the common stock of Holdings valued at $320 million, and (iii) promissory notes issued by Holdings in the aggregate principal amount of $69.8 million. As a result of the Contribution, all ownership interests in The Tile Shop were contributed to Holdings. Concurrent with the Contribution, (i) all outstanding shares of JWC Acquisition Corp., a Delaware corporation (“JWCAC”) common stock were exchanged for one share of common stock of Holdings and (ii) each outstanding JWCAC warrant, which was exercisable for one share of JWCAC common stock, became exercisable for one share of the Company’s common stock. This transaction is referred to as the “Business Combination”. Immediately following the Business Combination, the former members of The Tile Shop held 75.2% of the 42,534,884 issued and outstanding shares of common stock of Holdings.

The Tile Shop was considered the acquirer for accounting purposes because it obtained effective control of JWCAC. The Tile Shop did not have a change in control since The Tile Shop’s operations comprise the ongoing operations of the combined entity, its senior management became the senior management of the combined entity, and its former owners own a majority voting interest in the combined entity and are able to elect a majority of the combined entity’s board of directors. Accordingly, the Business Combination does not constitute the acquisition of a business for purposes of Financial Accounting Standards Board’s Accounting Standard Codification 805, “Business Combinations,” or ASC 805. As a result, the assets and liabilities of The Tile Shop and JWCAC are carried at historical cost and the Company has not recorded any step-up in basis or any intangible assets or goodwill as a result of the Business Combination. All direct costs of the Business Combination were offset to additional paid-in capital. The historical financial statements presented herein are that of The Tile Shop.

The recapitalization of the number of shares of common stock attributable to The Tile Shop members were reflected retroactive to January 1, 2010. Accordingly, the number of shares of common stock presented as outstanding as of January 1, 2010 totaled 32,329,897 consisting of 32,000,000 shares of common stock issued to The Tile Shop members as consideration for the Contribution, and 329,897 of common units held by the former owners of The Tile Shop, LLC which were fully redeemed in 2011. This number of shares was also used to calculate the Company’s earnings per share for all periods prior to the Business Combination.

The cash flows related to the Business Combination, as reported in the Condensed Consolidated Statement of Cash Flow is summarized as follows:

Amount (in thousands)
Cash in trust at JWCAC	$124,950
Add: proceeds from issue of shares	15,000
Less: redemption of JWCAC public shares	(54,960)
Less: cash paid to The Tile Shop members	(75,000)
Less: payment of deferred offering cost by JWCAC	(4,588)
Less: payment of transaction expenses	(4,644)
Remaining cash received by the Company in the merger	$758

Because the former members of The Tile Shop retained a significant ownership interest in Holdings following the Business Combination, a portion of the $69.8 million of notes payable issued to former members of The Tile Shop members as part of the Business Combination was treated as a leveraged dividend. Accordingly $52.5 million was reflected as a distribution of retained earnings. The remainder of the notes payable were deducted from additional paid in capital.

Pro Forma Information:

The pro forma computation related to the conversion to a C Corporation for income tax purposes assumes that such conversion occurred as of January 1, 2010. These amounts are not necessarily indicative of the consolidated results of income for future years or actual results that would have been realized had the change in tax status occurred as of the beginning of each such year.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 3: Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments that, in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. The unaudited interim condensed consolidated financial statements for the three months ended March 31, 2013, should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission on March 18, 2013.

Note 4: Summary of Selected Significant Accounting Polices

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the year ended December 31, 2012. There were no material changes in significant accounting policies during the quarter ended March 31, 2013.

Inventories:

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consist primarily of merchandise held for sale. Inventories comprised of the following as March 31, 2013 and December 31, 2012:

	(in thousands)
	March 31, 2013	December 31, 2012
Finished goods	$41,884	$39,353
Raw materials	1,270	858
Finished goods in transit	5,926	6,679
Total	$49,080	$46,890

Income taxes:

As a result of the Business Combination, beginning August 21, 2012, the Company’s results of operations are taxed as a C Corporation. Prior to the Business Combination, The Tile Shop’s operations were taxed as a limited liability company, whereby The Tile Shop elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for federal income taxes has been provided in the accompanying condensed consolidated financial statements for the three months ended March 31, 2012. The provision recorded for the three months ended March 31, 2012, represents income taxes primarily payable by The Tile Shop, due to minimum fees in several states and income tax in the state of Michigan.

The change in status to a taxable entity and the transactions consummated as part of the Business Combination resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of The Tile Shop’s assets and liabilities at the date of the Business Combination including the following: (i) historical outside basis difference at August 21, 2012, and (ii) the tax basis increase of The Tile Shop membership interests directly held by the Company related to the Business Combination. The tax expense on income before income taxes for three months ended March 31, 2013 is $4.3 million, which is due to the significant non deductible expense added back for the change in warrant liability.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 4: Summary of Selected Significant Accounting Polices (cont.)

Earnings Per Share:

Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Common stock issued to The Tile Shop members in exchange for their direct or indirect ownership interests in The Tile Shop are retroactively reflected from January 1, 2011 as the number of shares outstanding in all periods prior to August 21, 2012 for the purpose of the earnings (loss) per share calculation. The additional shares issued as part of the Business Combination have been reflected as outstanding shares from August 21, 2012. For the three months ended March 31, 2013, diluted net loss per share is identical to basic net loss per share as all potentially dilutive securities have been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be anti-diultive. For the three months ended March 31, 2012, there were no potentially dilutive securities outstanding.

	(dollars in thousands)
	For the Three months Ended March 31,
	2013	2012
Net (loss) income	$(44,717)	$10,133
Weighted-average shares outstanding – basic	44,854,988	32,000,000
Effect of diluted securities attributable to stock-based payments	-	-
Weighted-average shares outstanding – diluted	44,854,988	32,000,000
Earnings per share from continuing operations:
Basic	$(1.00)	$0.32
Diluted	$(1.00)	$0.32

Potentially dilutive securities include 2,011,500 options, 7,359,018 warrants, and 295,000 restricted shares outstanding as of March 31, 2013.

Note 5: Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	(in thousands)
	March 31, 2013	December 31, 2012
Customer deposits	$5,387	$4,080
Taxes - other	2,134	1,490
Interest payable	498	349
Sales return reserve	2,700	1,815
	$10,719	$7,734

Note 6: Debt

On October 3, 2012, the Company and its operating subsidiary The Tile Shop, LLC entered into a credit agreement with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement, as amended, provides the Company with a $100 million senior secured credit facility, comprised of a five-year $25 million term loan and a $75 million revolving line of credit. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At March 31, 2013 and December 31, 2012 the interest rate was 2.615%. The term loan requires quarterly principal payments of $875,000. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s and The Tile Shop’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. The Company was in compliance with the covenants during three months ended March 31, 2013, based on an amendment dated April 30, 2013 which excluded the impact of redemptions of warrants and capital stock, up to the amount of cash proceeds received from warrant exercises, from the calculation of certain financial covenants. The additional borrowings pursuant to the Credit Agreement may be used to support the Company’s growth and for working capital purposes.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 7: Fair Value of Financial Instruments

These condensed consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable, debt and warrant liability. At March 31, 2013 and December 31, 2012, the carrying amount of the Company’s cash and cash equivalents and trade receivables, approximated their fair values due to their short maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, the Company uses a three-tier valuation hierarchy based upon observable and non-observable inputs:

Level 1 – Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 – Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

▪	Quoted prices for similar assets or liabilities in active markets;
▪	Quoted prices for identical or similar assets in non-active markets;
▪	Inputs other than quoted prices that are observable for the asset or liability; and
▪	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Our common stock warrants are listed for trading on the OTC market. As of March 31, 2013 and December 31, 2012, we had approximately $37 million and $95 million, respectively, in an accrued liability classified as a Level 1 security, related to warrants to purchase common stock. Warrant expense related to the change in fair value of the warrant liability was $52 million and $0 for the three months ended March 31, 2013 and 2012.

Note 8: Equity Incentive Plans

2006 Plan:

In 2006, The Tile Shop created an equity incentive deferred compensation plan for certain key employees. The plan provisions called for granting participation units to key employees to allow them to participate in the increased value of The Tile Shop. All the units vested immediately, which were accounted for under ASC 718 and classified as liabilities. The Company measured the liability at intrinsic value at each reporting period. Fluctuations in the intrinsic value of the liability award were recorded as increases or decreases in compensation expense immediately as the awards were fully vested at the grant date. The intrinsic value was calculated based on the difference between FMV of the Company’s common unit, based on an analysis of enterprise value at each valuation date, and the initial FMV determined in accordance with the Plan.

Effective immediately prior to the consummation of the Business Combination, The Tile Shop terminated the 2006 Plan and agreed to make a lump-sum cash payment to each holder of the equity units one day following the first anniversary of the effective date of the Business Combination. The Company recognized compensation expense of $0 and $1.2 million for the three months ended March 31, 2013 and 2012 related to this Plan.

As of March 31, 2013, the Company has a deferred compensation liability of $6.0 million related to this terminated 2006 Plan included in current liabilities.

Stock based compensation:

The Company measures and recognizes compensation expense for all stock-based awards at fair value. The financial statements for the three months ended March 31, 2013 and 2012 include compensation cost for the portion of outstanding awards which have vested during those periods. The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2013 and 2012 total stock based compensation was $0.8 million and $0, respectively, was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of March 31, 2013, the Company had 1,992,000 outstanding stock-based awards at a weighted average strike price of $11.07.

Restricted stock:

The Company awards restricted common shares to selected employees, and non-employee directors. Recipients are not required to provide any consideration other than continued service. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. For the three months ended March 31, 2013 and 2012 total stock based compensation was $0.3 million and $0, respectively, was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of March 31, 2013, the Company had 295,000 outstanding restricted common shares.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 9: Warrants

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

As of March 31, 2013, the Company had outstanding warrants to purchase an aggregate of 7,359,018 shares of common stock at an exercise price of $11.50 per share, and an expiration date of August 21, 2017. During the quarter ended March 31, 2013, 1) 3,926,377 warrants were exercised for cash proceeds of $41,821,096, and a receivable for $3,332,240 which is included in other current assets and 2) 2,619,996 warrants were exercised on a cashless basis in exchange for of 932,043 shares.

In March 2013, we completed the purchase of 3,580,004 outstanding warrants in private transactions. The aggregate purchase price to acquire the warrants was approximately $30.1 million. These purchases were funded with the cash proceeds received from the exercise of publicly held warrants. Also, during the quarter we received agreements from sponsor warrant holders waiving the price reduction provision that required us to classify the warrants as liabilities. As a result of cash and non-cash exercises and waivers received from owners of the sponsor warrants 13,559,865 warrants were reclassified from long term liability to equity in the amount of $45,158,194 during the three months ending March 31, 2013.

In April, 2013, we directed our transfer agent to notify the holders of any  remaining outstanding warrants of the call for early exercise. These warrant holders will have until May 12, 2013 to exercise their outstanding warrants on a cashless basis. Thereafter, any warrants that remain unexercised will automatically be redeemed by the Company at a redemption price of $0.01 per warrant in cash. The number of warrants to be surrendered by a holder to satisfy such holder’s exercise price obligation was calculated using a Fair Market Value of $20.98 per warrant.  Subsequent to March 31, 2013, 3,240,005 warrants were exercised for $37.2 million and the Company has completed (or expects to complete) the exercise of 4,119,013 warrants on a cashless basis after March 31, 2013. As a result, all 7,359,018 warrants outstanding at March 31, 2013 will be converted to common stock and the $37.2 million liability as of March 31, 2013 will be reclassified to equity during the quarter ending June 30, 2013.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q .

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, unexpected delays or expenses related to opening new stores and maintaining existing stores, changes to economic conditions and customer preferences, disruptions in our supply chain, competitive factors, increases to interest rates, unanticipated expenses related to operating as a public company, an inability to maintain effective internal control over financial reporting, and those factors disclosed in the section captioned “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business Combination transaction

We were incorporated in the State of Delaware in June 2012 in order to become the parent company of The Tile Shop, LLC (“The Tile Shop”) following the consummation of a business combination (the “Business Combination”) with JWC Acquisition Corp. (“JWCAC”). On August 21, 2012, we consummated the Business Combination and, in connection therewith, became a successor issuer to JWCAC by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Overview and Recent Developments

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. We operate 71 stores in 23 states, with an average size of 23,000 square feet. We also sell our products on our website.

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

We believe that the highly-fragmented U.S. retail tile market provides us with a significant opportunity to expand our store base. We have opened three new stores in the U.S. in 2013 and plan to open an additional twelve stores during the remainder of 2013. The five new stores were in east coast states which has expanded our geographic footprint. We believe that there will continue to be additional expansion opportunities in the United States and Canada.

For the three months ended March 31, 2013 and 2012, we reported net sales of $56.8 and $45.9 million, respectively, and income from operations of $12.0 million and $10.5 million, respectively. From December 31, 2008 to December 31, 2012, our net sales and income from operations increased at compounded annual growth rates of 11.3% and 10.1% respectively. During that period, we opened 26 new retail locations and focused on cost control and implementing selected price increases in order to maintain our gross profit and income from operations. We plan to continue to focus on store growth and will add costs to support our growth.

Net cash flows provided by operating activities were $18.3 million and $19.8 million for the three months ended March 31, 2013 and 2012, which were used to fund capital expenditures for opening new stores and daily operations. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows and with borrowings pursuant to our credit facility. As of March 31, 2013, we had cash of $15.8 million and working capital of $45.2 million.

Subsequent to March 31, 2013, 3,240,005 warrants were exercised for $37.2 million and the Company has completed (or expects to complete) the exercise of 4,119,013 warrants on a cashless basis between March 31, 2013 and June 30, 2013.

During the three months ended March 31, 2013, approximately 43% of our net sales were from repeat customers.

As a result of the Business Combination, we anticipate incurring general and administrative expenses of approximately $2 to $3 million annually that are attributable to operating as a publicly traded company, and to support our more rapid growth strategy. These public company expenses will include annual and quarterly reporting; Sarbanes-Oxley compliance expenses; expenses associated with listing on The NASDAQ Global Market; additional staff compensation; legal fees; independent auditor fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; and director compensation. In addition, we expect to incur approximately $4.0 million annually of non-cash, stock based compensation expense in 2013. The effect of these incremental general and administrative expenses is not reflected in The Tile Shop’s historical consolidated financial statements. We also expect to incur a non-cash charge related to the change in the fair value of the warrant liability for the first two quarters of 2013, based on the fluctuation in the value of the warrants.

Key Components of our Consolidated Statements of Income

Net sales Net sales represent total charges to customers, net of estimated returns, and include freight charged to customers. The increase in net sales in recent years has been a result of store base growth, increases in same store sales, expansion of product lines, and a gradually improving national economy.

The table below sets forth information about our same store sales growth from March 31, 2012 to March 31, 2013. Our increase in same store sales growth is primarily attributable to increases in volume. Same store sale amounts include total charges to customers less any actual returns. We do not include estimated return provisions or sales allowances in the same store sales calculation, as return reserves are calculated at the consolidated level. In general, we consider a store comparable on the first day of the 13th month of operation.

	Three Months Ended March 31,		Years Ended December 31,
	2013	2012	2012	2011	2010
Same store sales growth	10.4%	9.9%	7.1%	6.4%	11.4%

We opened fifteen, five and five new stores in 2012, 2011 and 2010 respectively, as well as three new stores in the three months ended March 31, 2013. Net sales at new stores are generally lowest in the first few months after a location is opened and generally increase over time. We expect a store’s net sales to increase faster during its first three years of operation than in its later years. Store locations opened in existing markets tend to have higher net sales in the first year of operation than store locations opened in new markets, as a portion of such net sales come from more mature stores in those markets.

Cost of sales Cost of sales consists primarily of material costs, freight, duties, and storage and delivery of our products to the customer, as well as costs associated with manufacturing of maintenance materials.

Gross profit Gross profit is net sales less cost of sales. Gross margin is the percentage determined by dividing gross profit by net sales. For the three months ended March 31, 2013 and 2012 our gross margin was 71.0% and 73.5%, respectively.

Selling, general, and administrative expenses Payroll costs and occupancy expenses have historically been our most significant selling, general, and administrative expenses. Payroll costs exclude costs associated with manufacturing labor, as those costs are included in cost of sales. For the three months ended March 31, 2013 and 2012, our selling, general, and administrative expenses as a percentage of net sales was 49.9% and 48.1%, respectively. Our payroll costs have increased as a percentage of net sales over the last three years primarily due to increased store base growth and investments in support infrastructure. Our occupancy costs and advertising costs have increased as a percentage of net sales due to opening 15 new stores in 2012 and 3 new stores in the three months ended March 31, 2013. Since new store sales are lower in the first months after opening, we anticipate that our selling, general and administrative expenses as a percentage of net sales to increase as we add administrative and sales personnel and we continue making investments in our corporate infrastructure to support our growth. In addition, we expect to continue to incur general and administrative expenses attributable to operating as a publicly traded company. These costs include those associated with SEC reporting, Sarbanes-Oxley compliance, and listing on The NASDAQ Global Market, as well as increased personnel, professional fees, insurance costs and director compensation.

Income taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rates for the three months ended March 31, 2013 are not necessarily indicative of the effective tax rate that may be expected for fiscal year 2013 or future periods.

Adjusted EBITDA

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States, or GAAP and adding interest expense, non-cash warrant related expense, warrant related professional fees, income taxes, depreciation and amortization, deferred compensation, and stock-based compensation. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

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

The reconciliation of adjusted EBITDA to net (loss) income for the three months ended March 31, 2013 and 2012 is as follows:

	(in thousands)
	2013	2012
Net (loss) income	$(44,717)	$10,133
Interest Expense	594	90
Income taxes	4,264	248
Change in fair value of warrants	51,845	-
Depreciation and amortization	3,044	2,242
Deferred compensation expense	-	1,160
Warrant related fees	240	-
Stock-based compensation	1,092	-
Adjusted EBTIDA	$16,362	$13,873

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

	(in thousands)
	2013	% of sales	2012	% of sales
Net sales	$56,835		$45,861
Cost of sales	16,462	29.0%	12,173	26.5%
Gross profit	40,373	71.0%	33,688	73.5%
Selling, general and administrative expenses	28,354	49.9%	22,064	48.1%
Deferred compensation expense	-	0.0%	1,160	2.5%
Income from operations	12,019	21.1%	10,464	22.8%
Interest expense	594	1.0%	90	0.2%
Change in fair value of warrants	51,845	91.2%	-	0.0%
Other (expense) income	(33)	(0.1)%	7	0.0%
(Loss) income before income taxes	(40,453)	(71.2)%	10,381	22.6%
Benefit (provision) for income taxes	(4,264)	(7.5)%	(248)	(0.5)%
Net (loss) income	$(44,717)	(78.7)%	$10,133	22.1%

Net sales Net sales increased by $11.0 million, or 23.9%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase is primarily due to net sales of $6.2 million from 12 new stores, and strong same store sales growth.

Gross profit Gross profit increased $6.7 million, or 19.8%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to the increase in net sales. Gross margin decreased from 73.5% for the three months ended March 31, 2012 to 71.0% for the three months ended March 31, 2013. The change was primarily driven by slightly higher product related costs, transportation expenses and increase promotional discounts.

Selling, general, and administrative expenses Selling, general, and administrative expenses increased $6.3 million, or 28.5%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Selling, general, and administrative expenses as a percentage of net sales increased to 49.9% for the three months ended March 31, 2013 from 48.1% for the three months ended March 31, 2012. The increase in selling, general, and administrative expenses was primarily due to increased rent and occupancy costs of $1.7 million, and increased depreciation and amortization of $0.8 million, as a result of opening new stores. Selling, general and administrative expense also included an increase in stock compensation expense of $1.1 million and $0.5 million in professional fees relating to public company activities.

Deferred compensation expense Deferred compensation expenses decreased $1.2 million, or 100%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease in deferred compensation expense was due to the termination of The Tile Shop’s historical deferred compensation plan, or the 2006 Plan, and the related agreement to make a lump-sum cash payment to each former participant in the 2006 Plan, as well as accelerated vesting of certain membership interests in The Tile Shop in connection with the consummation of the Business Combination. We will not recognize any additional expense related to the foregoing.

Income from operations and operating margin As a result of the above, income from operations increased by $1.6 million, or 14.9%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Operating income margin decreased from 22.8% to 21.1% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease is due to the changes noted above in gross profit and selling, general and administrative expenses.

Interest expense Interest expense increased $0.5 million, or 557.5%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase is due to borrowings under our new credit facility.

Change in Fair Value of Warrant Liability The increase in change in fair value of warrant liability of $51.8 million, relates to a non-cash charge for the change in the fair value of the outstanding warrants for the three months ended March 31, 2013. The warrants were assumed by the Company in connection with the Business Combination on August 21, 2012 and are listed for trading on the OTC market. This non-cash expense is expected to increase with the trading price of the warrants until the warrants are exercised. Once the warrants are exercised, the liability will be reclassified to equity. During the three months ended March 31, 2013, the liability related to 13,559,865 warrants was reclassified from long term liabilities to equity. The outstanding warrants at March 31, 2013 are expected to be fully exercised or redeemed during the second quarter of 2013.

Net (loss) income before income taxes Primarily as a result of the change in the fair value of the warrant liability described above, we recorded a net loss before income taxes of $44.7 million for the three months ended March 31, 2013 compared to $10.1 million of net income for the same period in the previous year. Excluding the change in fair value of warrants, which was $51.8 million for the three months ended March 31, 2013, net income before income taxes was $11.4 million, which represented an increase of $1.0 million, or 10% as compared to the same period in the previous year. We believe this non-GAAP measure is useful because it excludes a significant item that is considered to be non-operational and of a non-cash nature, and which will change from period to period due to the impact of market fluctuations. The non-GAAP measure thereby facilitates our evaluation of current operating performance and comparisons to past operating performance.

Income tax provision Income tax provision increased $4.0 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as a result of our becoming a taxable entity rather than a pass-through entity, since the date of the Business Combination.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $15.8 million of cash and cash equivalents at March 31, 2013, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for general corporate purposes, including opening new stores, purchasing additional merchandise inventory and maintaining our existing stores.

On October 3, 2012, we and our subsidiaries entered into a credit agreement with Bank of America, N.A. (the “Credit Agreement”). The credit agreement, as amended, provides us with a $100 million senior secured credit facility, comprised of a five-year $25 million term loan and a $75 million revolving line of credit. Borrowings pursuant to the credit agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At March 31, 2013 and December 31, 2012, the interest rate was 2.615%. At March 31, 2013, the outstanding balance on the term loan was $23.1 million and the outstanding balance on the revolving line of credit was $42.6 million. Borrowings under the term loan require quarterly principal payments of $0.875 million. The credit agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into certain types of related party transactions. The credit agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. On April 30, 2013, we amended the credit agreement to exclude the impact of redemptions of warrants and capital stock, up to the amount of cash proceeds received from warrant exercises, from the calculation of certain financial covenants. The Company was in compliance with the covenants during the three months ended March 31, 2013, based on the amendment.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital expenditures in the quarter were $11.1 million. Approximately $7.4 million of this was for new store build-out and remodels of existing stores, $3.2 million was for expansion of our distribution and manufacturing facilities, and the remainder was for general corporate purposes.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open, the number of stores that we choose to renovate, and the number and size of any acquisition that we choose make. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. As of now, we intend to open no fewer than 12 additional stores at an expected aggregate cost of approximately $16.8 million in the remainder of 2013.

As a result of our becoming a public company in connection with the Business Combination, and in consideration of our growth strategy, we anticipate incurring general and administrative expenses of approximately $2 to $3 million annually. These expenses will include annual and quarterly reporting; Sarbanes-Oxley compliance expenses; expenses associated with listing on The NASDAQ Global Market; additional staff compensation; legal fees; independent auditor fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; director compensation, and additional staff costs in the areas of purchasing, distribution, sales management, information technology, human resources, and accounting to support our growth initiatives.

Cash flows

The following table summarizes our cash flow data for the three months ended March 31, 2013 and 2012.

	(in thousands)
	2013	2012
Net cash provided by operating activities	$18,260	$19,836
Net cash used in investing activities	(11,143)	(6,468)
Net cash provided by (used in) financing activities	5,659	(4,293)

Operating activities

During the three months ended March 31, 2013 and 2012, the Company had a net loss of $44.7 million and net income of $10.1 million, respectively. Cash from operations during the three months ended March 31, 2013 was $18.3 million, compared to $19.8 million during the three months ended March 31, 2012. A significant addition in  inventory and accounts receivable balances, as well as increased payroll expenses contributed to the decrease in cash from operations.

Investing activities

Net cash used in investing activities totaled $11.1 million for the three months ended March 31, 2013, compared to $6.5 million for the three months ended March 31, 2013. All investing activities were for the purchase of property and equipment for new stores, our new distribution and manufacturing plant, leasehold improvements to existing stores, and corporate expenditures including software and hardware purchases.

Financing activities

Net cash provided by financing activities was $5.7 million for the three months ended March 31, 2013, compared to a use of cash in financing activities of $4.3 million for the three months ended March 31, 2012. Cash used during the three months ended March 31, 2013 consisted of payments on long term debt and capital lease obligations of $6 million. Principal payments on long-term debt and capital lease obligations over the next 12 months are expected to total approximately $4.1 million. At March 31, 2013, the Company was in compliance with its debt covenants. The Company intends to pay the principal payments via cash from operations. During the quarter ended March 31, 2013, the Company received $41.8 million in cash proceeds from the exercise of warrants, and utilized $30.1 million of that cash to repurchase warrants. Also, subsequent to March 31, 2013, the Company received notice to exercise 3.2 million warrants, and received $37.2 million in cash. To date, we have received a total of $86.4 million of cash to convert the warrants into shares. The Board of Directors is currently evaluating how to best utilize the cash received from the warrant exercises in a manner that is in the best interest of the shareholders.

Cash and cash equivalents totaled $15.8 million at March 31, 2013, versus $3.0 million at December 31, 2012. The Company has working capital of $45.2 million at March 31, 2013, compared to working capital of $36 million at December 31, 2012. Current liabilities include deferred compensation of $6.2 million that the Company intends to pay in third quarter of 2013.

Off-balance sheet arrangements

As of March 31, 2013 and December 31, 2012, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual arrangements

As of March 31, 2013, there were no significant changes to our contractual obligations.

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

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents and in connection with borrowings under our $100 million credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. The base rate was 2.615% at March 31, 2013. We invest in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operations.

Based upon balances and interest rates as of March 31, 2013, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.6 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.6 million.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2103. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15-d 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the material weaknesses identified by our auditors in connection with their audit of our consolidated financial statements for the year ended December 31, 2012 were not effectively remediated as of March 31, 2013, due to the fact that an insufficient period of time has passed for management to test and document the effectiveness our disclosure controls and procedures and, accordingly, the disclosure controls and procedures were not effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15 of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

Period	Total Number of Warrants Purchased		Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Warrants that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2013 – January 31, 2013	-		-	-	-
February 1, 2013 – February 28, 2013	-		-	-	-
March 1, 2013 – March 31, 2013	3,580,004	(2)	$8.41	-	-

Total	3,580,004	(2)	$8.41	-	-

(1)         The warrant repurchases were funded by proceeds from the exercise of other outstanding warrants and are not part of a plan or program.

(2)         Includes 1,000,000 Public Warrants and 2,580,004 Sponsor Warrants. For a more detailed explanation of our Public Warrants and Sponsor Warrants, see “Certain Relationships and Related Transactions” in our Form 10-K/A filed with the Securities and Exchange Commission on March 27, 2013.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

On April 30, 2013, we amended our credit agreement with Bank of America, N.A. and certain lenders to exclude the impact of redemptions of warrants and capital stock, up to the amount of cash proceeds received from warrant exercises, from the calculation of certain financial covenants, and to reflect updates to the lender’s credit exposure and commitments. The foregoing summary is not complete and is qualified in it’s entirety by reference to the full text of the amendment, a copy of which is set forth as Exhibit 10.1 to this quarterly report on Form 10-Q and is incorporated by reference herein.

ITEM 6.     EXHIBITS

Exhibits

3.1(1)	Certificate of Incorporation of Tile Shop Holdings, Inc.

3.2(2)	By-Laws of Tile Shop Holdings, Inc.

10.1*	Amendment No. 1 to Credit Agreement, dated as of April 30, 2013, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 200 2.

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

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

*                     Filed herewith.

**                   Furnished herewith.

+                     In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: May 10, 2013	By:	/s/ Robert A. Rucker
Robert A. Rucker
Chief Executive Officer

Dated: May 10, 2013	By:	/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Tile Shop Holdings, Inc.

3.2(2)	By-Laws of Tile Shop Holdings, Inc.

10.1*	Amendment No. 1 to Credit Agreement, dated as of April 30, 2013, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

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

*                      Filed herewith.

**                    Furnished herewith.

+                      In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

