Form 10-Q
period 2013-06-30
TILE SHOP HOLDINGS, INC.
filed 2013-08-08
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013 there were 51,147,949 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,810	$2,987
Trade receivables, net	1,537	1,009
Inventories	58,684	46,890
Prepaid inventory	8,659	6,051
Prepaid expenses	1,327	2,017
Income tax receivable	6,677	2,529
Deferred tax assets - current	10,522	9,364
Other current assets, net	544	966
Total Current Assets	91,760	71,813
Property, plant and equipment, net	99,945	82,080
Deferred tax assets	19,354	20,865
Other assets	1,248	1,316
TOTAL ASSETS	$212,307	$176,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,044	$14,968
Current portion of long term debt	3,590	3,860
Accrued wages and salaries	3,351	2,912
Other accrued liabilities	8,618	7,734
Current portion of capital lease obligation	255	234
Deferred compensation	6,168	6,171
Total Current Liabilities	45,026	35,879
Long-term debt, net	71,370	69,310
Capital lease obligation, net	1,283	1,420
Deferred rent	22,089	18,583
Warrant liability	-	95,645
TOTAL LIABILITIES	139,768	220,837

Stockholders’ equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued: 51,147,949 and 43,177,822 shares	5	4
Preferred stock, par value $.0001; authorized: 10,000,000 shares; issued: 0 shares	-	-
Additional paid-in-capital	167,867	9,434
Accumulated deficit	(95,333)	(54,201)
Total stockholders’ equity	72,539	(44,763)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$212,307	$176,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$58,123	$46,314	$114,958	$92,175
Cost of sales	17,257	12,655	33,719	24,828
Gross profit	40,866	33,659	81,239	67,347
Selling, general and administrative expenses	30,390	22,643	58,744	44,707
Deferred compensation expense	-	113	-	1,273
Income from operations	10,476	10,903	22,495	21,367
Interest expense	495	85	1,089	176
Change in fair value of warrants	2,374	-	54,219	-
Other (expense) income	(8)	14	(41)	22
Income (loss) before income taxes	7,599	10,832	(32,854)	21,213
Provision for income taxes	(4,015)	(175)	(8,279)	(424)
Net income (loss)	$3,584	$10,657	$(41,133)	$20,789

Earnings (loss) per common share:
Basic	$0.07	$0.33	$(0.85)	$0.65
Diluted	$0.07	$0.33	$(0.85)	$0.65

Weighted average shares outstanding:
Basic	51,556,088	32,000,000	48,224,049	32,000,000
Diluted	53,259,250	32,000,000	48,224,049	32,000,000

Pro forma computation related to conversion to C Corporation for income tax purposes
Historical income before income taxes	$-	$10,832	$-	$21,213
Pro forma provision for income taxes	-	(4,311)	-	(8,485)
Pro forma net income	$-	$6,521	$-	$12,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net (loss) income	$(41,133)	$20,789
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt issuance costs	60	-
Depreciation and amortization	6,451	4,793
Loss on disposals of property, plant and equipment	62	3
Market value adjustment to preferred units	-	23
Change in fair value of warrants	54,219	-
Deferred rent	3,506	2,417
Stock based compensation	2,264	-
Deferred income taxes	353	-
Changes in operating assets and liabilities:
Trade receivables	(528)	(387)
Inventories	(11,794)	1,957
Prepaid expenses and other current assets	(1,479)	(3,477)
Accounts payable	5,544	5,309
Accrued interest	149	-
Income tax receivable/ payable	(4,148)	-
Accrued expenses and other liabilities	1,170	1,260
Net cash provided by operating activities	14,696	32,687

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(21,845)	(12,138)
Net cash used in investing activities	(21,845)	(12,138)

Cash Flows From Financing Activities
Payments of long-term debt and capital lease obligations	(30,326)	(583)
Proceeds from long-term debt	32,000	37
Distributions to members	-	(10,274)
Preferred stock distributions	-	(300)
Repurchase of warrants	(30,108)	-
Repurchase of common units	(46,000)	-
Proceeds from exercise of warrants	82,413	-
Debt issuance costs	(7)	-
Receipt on note from member	-	1,205
Net cash provided by (used in) financing activities	7,972	(9,915)

Net change in cash	823	10,634

Cash and cash equivalents beginning of period	2,987	6,283
Cash and cash equivalents end of period	$3,810	$16,917

Non cash items
Reclassification of warrants from liability to equity	$149,865	$-
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,532	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Organization and Nature of Business

The Tile Shop, LLC (“The Tile Shop”) was formed on December 30, 2002, as a Delaware limited liability company and began operations on January 1, 2003. Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) is incorporated under the laws of the state of Delaware.

The Company is engaged in the sale of tile and flooring products. The Company also fabricates or manufactures setting and maintenance materials in Michigan, Wisconsin and Virginia. The Company’s primary market is retail sales to consumers; however, the Company does have sales to contractors. As of June 30, 2013, the Company had 75 stores and an on-line retail operation. The retail stores are located in Minnesota, Wisconsin, Kansas, Illinois, Michigan, Ohio, Indiana, Maryland, Missouri, Kentucky, New York, Virginia, Iowa, North Carolina, New Jersey, Tennessee, Nebraska, Delaware, Georgia, Pennsylvania, Florida, Massachusetts, Rhode Island, South Carolina and Texas. The Company also has distribution centers located in Wisconsin, Michigan, Virginia and Oklahoma.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, and variable interest entities.  See Note 11, “New Market Tax Credit Entities” for the discussion of financing arrangements involving certain entities that are variable interest entities that will be included in our consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

Note 2: Business Combination

On August 21, 2012, Holdings completed a business combination pursuant to the terms of the Contribution and Merger Agreement dated June 27, 2012 (the “Contribution and Merger Agreement”), whereby the former members of The Tile Shop, LLC (“The Tile Shop”) directly or indirectly, contributed all of their membership interests in The Tile Shop to Holdings (the “Contribution”), in exchange for (i) a cash payment of $75 million, (ii) 32,000,000 shares of the common stock of Holdings valued at $320 million, and (iii) promissory notes issued by Holdings in the aggregate principal amount of $69.8 million. As a result of the Contribution, all ownership interests in The Tile Shop were contributed to Holdings. Concurrent with the Contribution, (i) all outstanding shares of JWC Acquisition Corp., a Delaware corporation (“JWCAC”) common stock were exchanged for one share of Holdings’ common stock and (ii) each outstanding JWCAC warrant, which was exercisable for one share of JWCAC common stock, became exercisable for one share of Holdings’ common stock. This transaction is referred to as the “Business Combination”. Immediately following the Business Combination, the former members of The Tile Shop held 75.2% of the 42,534,884 issued and outstanding shares of Holding’s common stock.

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

The cash flows related to the Business Combination, as reported in the Condensed Consolidated Statement of Cash Flow is summarized as follows:

Amount (in thousands)
Cash in trust at JWCAC	$124,950
Add: proceeds from issue of shares	$15,000
Less: redemption of JWCAC public shares	(54,960)
Less: cash paid to The Tile Shop members	(75,000)
Less: payment of deferred offering cost by JWCAC	(4,588)
Less: payment of transaction expenses	(4,644)
Remaining cash received by the Company in the merger	$758

Because the former members of The Tile Shop retained a significant ownership interest in the Company following the Business Combination, a portion of the $69.8 million of notes payable issued to former members of The Tile Shop members as part of the Business Combination was treated as a leveraged dividend. Accordingly $52.5 million was reflected as a distribution of retained earnings. The remainders of the notes payable were deducted from additional paid in capital.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

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

Note 3: Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments that, in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. The unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2013, should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission on March 18, 2013.

Note 4: Summary of Selected Significant Accounting Polices

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the year ended December 31, 2012. There were no material changes in significant accounting policies during the six months ended June 30, 2013.

Inventories:

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consist primarily of merchandise held for sale. Inventories comprised of the following as June 30, 2013 and December 31, 2012:

	(in thousands)
	June 30, 2013	December 31, 2012
Finished goods	$47,278	$39,353
Raw materials	1,497	858
Finished goods in transit	9,909	6,679
Total	$58,684	$46,890

Income taxes:

As a result of the Business Combination, beginning August 21, 2012, the Company’s results of operations are taxed as a C Corporation. Prior to the Business Combination, The Tile Shop’s operations were taxed as a limited liability company, whereby The Tile Shop elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for federal income taxes has been provided in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2012. The provision recorded for the three and six months ended June 30, 2012 represents income taxes primarily payable by The Tile Shop due to minimum fees in several states and income tax in the state of Michigan.

The change in status to a taxable entity and the transactions consummated as part of the Business Combination resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of The Tile Shop’s assets and liabilities at the date of the Business Combination including the following: (i) historical outside basis difference at August 21, 2012, and (ii) the tax basis increase of The Tile Shop membership interests directly held by the Company related to the Business Combination. The tax expense on income before income taxes for three and six months ended June 30, 2013 is $4.0 million and $8.3 million, respectively, which is due to the significant non deductible expense added back for the change in warrant liability.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Earnings Per Share:

Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Common stock issued to The Tile Shop members in exchange for their direct or indirect ownership interests in The Tile Shop are retroactively reflected from January 1, 2011 as the number of shares outstanding in all periods prior to August 21, 2012 for the purpose of the earnings (loss) per share calculation. The additional shares issued as part of the Business Combination have been reflected as outstanding shares from August 21, 2012. For the six months ended June 30, 2013, diluted net loss per share is identical to basic net loss per share as all potentially dilutive securities have been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be anti-diultive. For the three and six months ended June 30, 2012, there were no potentially dilutive securities outstanding.

	(dollars in thousands)		(dollars in thousands)
	For the three months Ended June 30,		For the six months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$3,584	$10,657	$(41,133)	$20,789
Weighted average basic shares outstanding	51,556,088	32,000,000	48,224,049	32,000,000
Effect of diluted securities attributable to stock based awards	1,703,162	-	-	-
Weighted average diluted shares outstanding	53,259,250	32,000,000	48,224,049	32,000,000
Earnings per share from continuing operations:
Basic	$0.07	$0.33	$(0.85)	$0.65
Dilutive	$0.07	$0.33	$(0.85)	$0.65
Anti-dilutive securities excluded from EPS calculation	-	-	2,331,500	-

Reclassifications:

Certain accounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. The reclassification for 2012 was to present the long term portion of debt issuance costs as a long term asset.

Note 5: Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	(in thousands)
	June 30, 2013	December 31, 2012
Customer deposits	$4,003	$4,080
Taxes - other	1,575	1,490
Interest payable	190	349
Sales return reserve	2,850	1,815
	$8,618	$7,734

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 6: Debt

On October 3, 2012, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement, as amended, provides the Company with a $100 million senior secured credit facility, comprised of a five-year $25 million term loan and a $75 million revolving line of credit. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At June 30, 2013 and December 31, 2012 the interest rate was 2.278% and 2.615%, respectively. The term loan requires quarterly principal payments of $875,000. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s and The Tile Shop’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. The Company was in compliance with the covenants during six months ended June 30, 2013, based on an amendment dated April 30, 2013 which excluded the impact of the repurchase of warrants and the repurchase of capital stock, up to the amount of cash proceeds received from warrant exercises, from the calculation of certain financial covenants. The additional available borrowings pursuant to the Credit Agreement may be used to support the Company’s growth and for working capital purposes.

Note 7: Fair Value of Financial Instruments

These condensed consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable, debt and warrant liability. At June 30, 2013 and December 31, 2012, the carrying amount of the Company’s cash and cash equivalents and trade receivables, approximated their fair values due to their short-term maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

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

Our common stock warrants were listed for trading on the OTC market. As of June 30, 2013 and December 31, 2012, we had $0 and $95 million, respectively, in an accrued liability classified as a Level 1 security, related to warrants to purchase common stock. Warrant expense related to the change in fair value of the warrant liability was $2.4 million and $0 for the three months ended June 30, 2013 and 2012 and $54.2 million and $0 for the six months ended June 30, 2013 and 2012.

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

Effective immediately prior to the consummation of the Business Combination, The Tile Shop terminated the 2006 Plan and agreed to make a lump-sum cash payment to each holder of the equity units one day following the first anniversary of the effective date of the Business Combination. The Company recognized compensation expense of $0 and $0.1 million for the three months ended June 30, 2013 and 2012 and $0 and $1.3 million for the six months ended June 30, 2013 and 2012 related to this Plan.

As of June 30, 2013, the Company has a deferred compensation liability of $6.0 million related to this terminated 2006 Plan included in current liabilities.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Stock based compensation:

The Company measures and recognizes compensation expense for all stock-based awards at fair value. The financial statements for the three and six months ended June 30, 2013 and 2012 include compensation cost for the portion of outstanding awards which have vested during those periods. The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three and six months ended June 30, 2013 total stock based compensation expense was $0.8 million and $1.6 million, respectively. Total stock based compensation was $0 for both the three and six months ended June 30, 2012. Stock based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of June 30, 2013, the Company had 2,036,500 outstanding stock-based awards at a weighted average strike price of $11.45.

Restricted stock:

The Company awards restricted common shares to selected employees, and non-employee directors. Recipients are not required to provide any consideration other than continued service. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. For the three and six months ended June 30, 2013 total stock based compensation expense was $0.3 million and $0.7 million, respectively. Total stock based compensation was $0 for both the three and six months ended June 30, 2012. Stock based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of June 30, 2013, the Company had 295,000 outstanding restricted common shares.

Note 9: Warrants

The Company evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including common stock purchase warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed only to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on its evaluation, the Company concluded that the warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the transactions that will trigger the Price Reduction Provision are not inputs to the fair value of the warrants. Accordingly, the existence of the Price Reduction Provision in the warrants required us to classify the warrants as a derivative liability.

As of June 30, 2013, the Company had no outstanding warrants. During the six months ended June 30, 2013, 1) 7,166,382 warrants were exercised for cash proceeds of $82.4 million and 2) 6,731,938 warrants were exercised on a cashless basis in exchange for of 2,790,061 shares.

In March 2013, we completed the purchase of 3,580,004 outstanding warrants in private transactions. The aggregate purchase price to acquire the warrants was approximately $30.1 million. These purchases were funded with the cash proceeds received from the exercise of publicly held warrants.

In April, 2013, we directed our transfer agent to notify the holders of any remaining outstanding warrants of the call for early exercise. These warrant holders had until May 12, 2013 to exercise their outstanding warrants on a cashless basis. Thereafter, any warrants that remained unexercised were automatically redeemed by the Company at a redemption price of $0.01 per warrant in cash. On May 15, 2013, we automatically redeemed 7,071 warrants.

Note 10: Equity

On May 23, 2013, the Company’s board of Directors approved a stock repurchase authorizing the Company to repurchase 1,986,290 shares of our common stock for retirement with an aggregate value of $46.0 million. We completed this transaction on June 17, 2013 and formally retired the shares.

On June 10, 2013, the Company registered 4.25 million common shares for purposes of a secondary offering by the Company’s selling shareholders. The Company received no proceeds from this offering of shares.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 11: Subsequent Events

New Market Tax Credit Entities:

In July 2013 we entered into a financing transaction with Chase Community Equity or “Chase,”, and U.S. Bank Community, LLC or “U.S. Bank”, collectively the “investors” related to an $19.1 million acquisition, rehabilitation and construction of our new distribution and manufacturing center in Durant, Oklahoma. The investors made a capital contribution to, and Tile Shop Lending made a loan to Chase NMTC The Tile Shop of Oklahoma Investment Fund, LLC, and The Tile Shop Investment Fund LLC, or the “Investment Funds,” under a qualified New Markets Tax Credit, or “NMTC,” program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000, or the “Act,” and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities, or “CDEs.” CDEs are privately managed investment institutions that are certified to make qualified low-income community investments, or “QLICIs.”

In July 2013 Tile Shop Lending loaned the $13.5 million to the Investment Funds at an interest rate of 1.35% per year and with a maturity of September 30, 2043. The Investment Funds then contributed the loan to certain CDEs, which, in turn, loaned the funds on similar terms to Tile Shop of Oklahoma, LLC, and our indirect, wholly-owned subsidiary. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by the investors, net of syndication fees) were used to partially fund the new manufacturing and distribution center project.

In July, 2013, the investors also contributed $5.6 million to the Investment Funds and, by virtue of such contribution, are entitled to substantially all of the tax benefits derived from the NMTCs. This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase the investors’ interest. We believe that the investors will exercise the put option in September 2043 at the end of the recapture period. The value attributed to the put/call is de minims. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require us to indemnify the investors for any loss or recapture of NMTCs related to the financing until such time as our obligation to deliver tax benefits is relieved. We do not anticipate any credit recaptures will be required in connection with this arrangement.

We have determined that the financing arrangement with the Investment Funds and CDEs contains a variable interest entity, or “VIE.” The ongoing activities of the Investment Funds – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to the structure; Chase’s and U.S. Bank Community LLC’s lack of a material interest in the underling economics of the project; and the fact that we are obligated to absorb losses of the Investment Fund. We concluded that we are the primary beneficiary of the VIE and consolidated the Investment Funds, as a VIE, in accordance with the accounting standard for consolidation. Chase’s and U.S. Bank Community LLC’s contributions, net of syndication fees, will be included in other liabilities in future periods. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans (40 years). Incremental costs to maintain the structure during the compliance period are recognized as incurred.

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

Overview and Recent Trends

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. We operate 75 stores in 25 states, with an average size of 22,600 square feet. We also sell our products on our website.

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

We believe that the highly-fragmented U.S. retail tile market provides us with a significant opportunity to expand our store base. We have opened seven new stores in the U.S. in 2013.

Our focus in 2013 is to expand our brand by opening twenty new stores in 2013. We also plan to improve the performance of these new stores. The seven new stores already opened in 2013 were in east coast states and Texas which have expanded our geographic footprint. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We also added a fourth distribution center in Durant, Oklahoma to facilitate increasing our reach into the mid and southwest markets. Our direct sourcing model remains a material competitive advantage for us. We uniquely provide a complete “tile solution” for our customers and do it through our vertically integrated proprietary sourcing.

We anticipate incurring general and administrative expenses of approximately $2 to $3 million annually that are attributable to operating as a publicly traded company, and to support our more rapid growth strategy. These public company expenses will include annual and quarterly reporting; Sarbanes-Oxley compliance expenses; expenses associated with listing on The NASDAQ Global Market; additional staff compensation; legal fees; independent auditor fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; and director compensation. In addition, we expect to incur approximately $4.2 million annually of non-cash, stock based compensation expense in 2013. The effect of these incremental general and administrative expenses is not reflected in The Tile Shop’s historical consolidated financial statements. We also incurred a non-cash, non-recurring charge of $54.2 million related to the change in the fair value of the warrant liability during the first two quarters of 2013, based on the fluctuation in the value of the warrants. There will be no expense for these warrants in the future, as they were all exercised or redeemed by June 30, 2013.

For the three and six months ended June 30, 2013, we reported net sales of $58.1 and $115.0 million, respectively, and income from operations of $10.5 and $22.5 million, respectively. From December 31, 2008 to December 31, 2012, our net sales and income from operations increased at compounded annual growth rates of 11.3% and 10.1% respectively. During that period, we opened 26 new retail locations and focused on cost control and implementing selected price increases in order to maintain our gross profit and income from operations. We plan to continue to focus on store growth and will add costs to support our growth.

Net cash flows provided by operating activities were $14.7 million and $32.7 million for the six months ended June 30, 2013 and 2012, which were used to fund capital expenditures for opening new stores and daily operations. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows and with borrowings pursuant to our credit facility. As of June 30, 2013, we had cash of $3.8 million and working capital of $46.7 million.

During the three months ended June 30, 2013, approximately 39% of our net sales were from repeat customers.

Key Components of our Consolidated Statements of Income

Net sales Net sales represent total charges to customers, net of estimated returns, and include freight charged to customers. The increase in net sales in recent years has been a result of store base growth, increases in same store sales, expansion of product lines, and a gradually improving national economy.

The table below sets forth information about our same store sales growth from the year ended December 31, 2010 through June 30, 2013. Our increase in same store sales growth is primarily attributable to increases in volume. Same store sale amounts include total charges to customers less any actual returns. We do not include estimated return provisions or sales allowances in the same store sales calculation, as return reserves are calculated at the consolidated level. In general, we consider a store comparable on the first day of the 13th month of operation.

	Six Months Ended June 30,		Years Ended December 31,
	2013	2012	2012	2011	2010
Same store sales growth	12.4%	6.3%	7.1%	6.4%	11.4%
Number of stores opened at the end of the period	75	61	68	53	48
Number of stores opened in period	7	8	15	5	5

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

Selling, general, and administrative expenses Payroll costs and occupancy expenses have historically been our most significant selling, general, and administrative expenses. Payroll costs exclude costs associated with manufacturing labor, as those costs are included in cost of sales. Our payroll costs have increased as a percentage of net sales over the last three years primarily due to increased store base growth and investments in support infrastructure. Our occupancy costs and advertising costs have increased as a percentage of net sales due to opening 15 new stores in 2012 and 7 new stores in the six months ended June 30, 2013. Since new store sales are lower in the first months after opening, we anticipate that our selling, general and administrative expenses as a percentage of net sales to increase as we add administrative and sales personnel and we continue making investments in our corporate infrastructure to support our growth. In addition, we expect to continue to incur general and administrative expenses attributable to operating as a publicly traded company. These costs include those associated with SEC reporting, Sarbanes-Oxley compliance, and listing on The NASDAQ Global Market, as well as increased personnel, professional fees, insurance costs and director compensation.

Income taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rates for the three months ended June 30, 2013 are not necessarily indicative of the effective tax rate that may be expected for fiscal year 2013 or future periods.

Adjusted EBITDA

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States, or GAAP and adding interest expense, non-cash warrant related expense, various non-recurring costs primarily related to warrant exercises and repurchases, secondary offering fees, and stock repurchase fees, income taxes, depreciation and amortization, deferred compensation, stock-based compensation and transaction related costs. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

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

The reconciliation of adjusted EBITDA to net (loss) income for the three and six months ended June 30, 2013 and 2012 is as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$3,584	$10,657	$(41,133)	$20,789
Interest Expense	495	85	1,089	176
Income taxes	4,015	175	8,279	424
Change in fair value of warrants	2,374	-	54,219	-
Depreciation and amortization	3,407	2,551	6,451	4,793
Deferred compensation expense	-	113	-	1,273
Non-recurring transaction related costs	785	-	1,025	-
Stock-based compensation	1,172	-	2,264	-
Adjusted EBITDA	$15,832	$13,581	$32,194	$27,455

Results of Operations

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

	(in thousands)
	2013	% of sales	2012	% of sales
Net sales	$58,123		$46,314
Cost of sales	17,257	29.7%	12,655	27.3%
Gross profit	40,866	70.3%	33,659	72.7%
Selling, general and administrative expenses	30,390	52.3%	22,643	48.9%
Deferred compensation expense	-	0.0%	113	0.2%
Income from operations	10,476	18.0%	10,903	23.5%
Interest expense	495	0.9%	85	0.2%
Change in fair value of warrants	2,374	4.1%	-	0.0%
Other (expense) income	(8)	0.0%	14	0.0%
Income before income taxes	7,599	13.1%	10,832	23.4%
Provision for income taxes	(4,015)	(6.9)%	(175)	(0.4)%
Net income	$3,584	6.2%	$10,657	23.0%

Net sales Net sales for the second quarter of 2013 increased $11.8 million, or 25.5%, over the second quarter of 2012 as net sales in comparable stores increased $6.6 million and net sales in non-comparable stores increased $5.2 million. Net sales increased primarily due to the following factors:

•	We expanded our store base by 14 locations, or 23%, comparing the total at June 30, 2013 to June 30, 2012.

•	Net sales in the second quarter of 2013 were driven partly by holiday promotions. We believe these promotions drove incremental net sales, and that there was an immaterial impact on the gross profit percentage for the quarter ended June 30, 2013.

Gross profit Gross profit increased $7.2 million, or 21.4%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to the increase in net sales. For the three months ended June 30, 2013 and 2012 our gross margin was 70.3% and 72.7%, respectively. The decrease in margin can be attributed to slight increases in product acquisition, freight and distribution costs.  In addition, we have used selective product related promotions and shipping discounts to generate or secure sales.  All of these actions are specifically designed to drive traffic and enhance customer satisfaction.  In view of our overall strong gross margins, we believe that an aggressive approach to capturing market share, while impacting gross margins slightly in the short term, serves to enhance our long term prospects.

Selling, general, and administrative expenses Selling, general, and administrative expenses increased $7.7 million, or 34.2%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Selling, general, and administrative expenses as a percentage of net sales increased to 52.3% for the three months ended June 30, 2013 from 48.9% for the three months ended June 30, 2012. The increase in selling, general, and administrative expenses was primarily due to increased rent and occupancy costs, and increased depreciation and amortization, as a result of opening new stores. We have 14 more stores than in the second quarter of 2012, as well as a full quarter of costs associated with two stores that we opened in the second quarter of last year.

Non-recurring costs related to warrant exercises and redemptions, stock repurchase costs, and secondary offering costs, as well as costs associated with SEC reporting incurred in the three months ending June 30, 2013 were $0.9 million compared to $0 in the same period last year. Selling, general and administrative expense also included an increase in stock compensation expense of $1.1 million for the three months ending June 30, 2013 as compared to June 30, 2012 during which we incurred $0 for stock compensation expense.

Income from operations and operating margin As a result of the above, income from operations decreased by $0.4 million, or 4.0%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Operating income margin decreased from 23.5% to 18.0% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease is due to the changes noted above in gross profit and selling, general and administrative expenses.

Interest expense Interest expense increased $0.4 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase is due to borrowings under our new credit facility.

Change in Fair Value of Warrant Liability The $2.4 million increase in fair value of warrant liability, as compared to the three months ended June 30, 2012, relates to a non-cash charge for the change in the fair value of the warrants that were outstanding during for the three months ended June 30, 2013. The warrants were assumed by the Company in connection with the Business Combination on August 21, 2012 and were listed for trading on the OTC market. At June 30, 2013 all warrants were fully exercised or redeemed, and there will be no expense for these warrants in future periods.

Income before income taxes We recorded net income before income taxes of $7.6 million for the three months ended June 30, 2013 compared to $10.8 million of net income for the same period in the previous year. Excluding the change in fair value of warrants, which was $2.4 million for the three months ended June 30, 2013, net income before income taxes, was $10 million, which represented a decrease of $0.8 million, or 8% as compared to the same period in the previous year. We believe this non-GAAP measure is useful because it excludes a significant item that is considered to be non-operational and of a non-cash nature, and which changed from period to period due to the impact of market fluctuations. The non-GAAP measure thereby facilitates our evaluation of current operating performance and comparisons to past operating performance.

Provision for income taxes Income tax provision increased $3.8 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as a result of our becoming a taxable entity rather than a pass-through entity, since the date of the Business Combination.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

	(in thousands)
	2013	% of sales	2012	% of sales
Net sales	$114,958		$92,175
Cost of sales	33,719	29.3%	24,828	26.9%
Gross profit	81,239	70.7%	67,347	73.1%
Selling, general and administrative expenses	58,744	51.1%	44,707	48.5%
Deferred compensation expense	-	0.0%	1,273	1.4%
Income from operations	22,495	19.6%	21,367	23.2%
Interest expense	1,089	0.9%	176	0.2%
Change in fair value of warrants	54,219	47.2%	-	0.0%
Other income (expense)	(41)	(0.0)%	22	0.0%
(Loss) income before income taxes	(32,854)	(28.6)%	21,213	23.0%
Provision for income taxes	(8,279)	(7.2)%	(424)	(0.5)%
Net (loss) income	$(41,133)	(35.8)%	$20,789	22.6%

Net Sales Net sales for the six months ended June 30, 2013 increased $22.7 million, or 24.7%, over the same prior year period as a result of a $11.4 million increase in comparable store sales and a $11.3 million increase in non-comparable store net sales.

Gross profit Gross profit increased $13.9 million, or 20.6%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to the increase in net sales. Gross margin decreased from 73.1%, for the six months ended June 30, 2012 to 70.7% for the six months ended June 30, 2013. The decrease in margin can be attributed to slight increases in product acquisition, freight and distribution costs.  In addition, we have used selective product related promotions and shipping discounts to generate or secure sales.  All of these actions are specifically designed to drive traffic and enhance customer satisfaction.  In view of our overall strong gross margins, we believe that an aggressive approach to capturing market share, while impacting gross margins slightly in the short term, serves to enhance our long term prospects.

Selling, general, and administrative expenses Selling, general, and administrative expenses increased $14.0 million, or 31.4%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Selling, general, and administrative expenses as a percentage of net sales increased to 51.1% for the six months ended June 30, 2013 from 48.5% for the six months ended June 30, 2012. The increase in selling, general, and administrative expenses was primarily due to increased rent and occupancy costs of $3.6 million. We have 14 more stores open as of June 30, 2013 compared to the same time in 2012, as well as six full months of costs associated with 8 stores that we opened during the first half of last year. Other significant increases as a result of opening new stores are related to advertising of $0.7 million. Depreciation and amortization increased by $1.6 million over the same period last year due to new store growth, new manufacturing plant depreciation, and vintage store improvements. Selling, general and administrative expense also included an increase in stock compensation expense of $2.3 million and $1.0 million in professional fees relating to public company activities.

Income from operations and operating margin As a result of the above, income from operations increased by $1.1 million, or 5.3%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Operating income margin decreased from 23.2% to 19.6% for the six months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease is due to the changes noted above in gross profit and selling, general and administrative expenses.

Interest expense Interest expense increased $0.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase is due to borrowings under our new credit facility.

Change in fair value of warrants The $54.2 million increase in fair value of warrant liability, as compared to the six months ended June 30, 2012, relates to a non-cash charge for the change in the fair value of the warrants that were outstanding during the six months ended June 30, 2013. The warrants were assumed by the Company in connection with the Business Combination on August 21, 2012 and are listed for trading on the OTC market. At June 30, 2013 the warrants were fully exercised or redeemed, and no further expense will be recorded for these warrants in future periods.

Income before income taxes Primarily as a result of the change in the fair value of the warrant liability described above, we recorded a net loss before income taxes of $32.9 million for the six months ended June 30, 2013 compared to $21.2 million of net income for the same period in the previous year. Excluding the change in fair value of warrants, which was $54.2 million for the six months ended June 30, 2013, net income before income taxes was $21.4 million, which represented an increase of $0.2 million, or 1% as compared to the same period in the previous year. We believe this non-GAAP measure is useful because it excludes a significant item that is considered to be non-operational and of a non-cash nature, and which will change from period to period due to the impact of market fluctuations. The non-GAAP measure thereby facilitates our evaluation of current operating performance and comparisons to past operating performance.

Provision for income taxes Income tax provision increased $7.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of our becoming a taxable entity rather than a pass-through entity, since the date of the Business Combination.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $3.8 million of cash and cash equivalents at June 30, 2013, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for general corporate purposes, including opening new stores, purchasing additional merchandise inventory and maintaining our existing stores.

On October 3, 2012, we and our subsidiaries entered into a credit agreement with Bank of America, N.A. (the “Credit Agreement”). The credit agreement, as amended, provides us with a $100 million senior secured credit facility, comprised of a five-year $25 million term loan and a $75 million revolving line of credit. Borrowings pursuant to the credit agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At June 30, 2013 and December 31, 2012, the interest rate was 2.278% and 2.615%, respectively. At June 30, 2013, the outstanding balance on the term loan was $22.4 million and the outstanding balance on the revolving line of credit was $51.5 million. Borrowings under the term loan require quarterly principal payments of $0.875 million. The credit agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into certain types of related party transactions. The credit agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. On April 30, 2013, we amended the credit agreement to exclude the impact of redemptions of warrants and repurchase of capital stock, up to the amount of cash proceeds received from warrant exercises, from the calculation of certain financial covenants. The Company was in compliance with the covenants during the three and six months ended June 30, 2013 based on the amendment.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital expenditures in the six months ended June 30, 2013 were $21.8 million. Approximately $13.6 million of this was for new store build-out and remodels of existing stores, $8.2 million was for expansion of our distribution and manufacturing facilities, and the remainder was for general corporate purposes.

In July, 2013, we entered into a financing transaction in connection with the acquisition, rehabilitation and construction of our new distribution and manufacturing facility in Durant, Oklahoma, which we expect will allow us to obtain certain tax benefits. See Note 11 to the consolidated financial statements included in Part I of this Form 10-Q.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open, the number of stores that we choose to renovate, and the number and size of any acquisition that we choose to make. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. As of now, we intend to open no fewer than 13 additional stores at an expected aggregate cost of approximately $25.2 million in the remainder of 2013.

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

Cash flows

The following table summarizes our cash flow data for the six months ended June 30, 2013 and 2012.

	(in thousands)
	Six months ended June 30,
	2013	2012
Net cash provided by operating activities	$14,696	$32,687
Net cash used in investing activities	(21,845)	(12,138)
Net cash provided by (used in) financing activities	7,972	(9,915)

Operating activities

During the six months ended June 30, 2013 and 2012, the Company had a net loss $41.1 million and net income of $20.8 million, respectively. Cash from operations during the six months ended June 30, 2013 was $14.7 million, compared to $32.7 million during the six months ended June 30, 2012. Significant additions in inventory and income tax receivable balances, as well as increased payroll expenses, contributed to the decrease in cash from operations.

Investing activities

Net cash used in investing activities totaled $21.8 million for the six months ended June 30, 2013, compared to $12.1 million for the six months ended June 30, 2013. All investing activities were for the purchase of property and equipment for new stores, our new distribution and manufacturing plant, leasehold improvements to existing stores, and corporate expenditures including software and hardware purchases.

Financing activities

Net cash provided by financing activities was $8.0 million for the six months ended June 30, 2013, compared to a use of cash in financing activities of $9.9 million for the six months ended June 30, 2013. Cash provided during the six months ended June 30, 2013 consisted of net proceeds from long term debt of $2 million and net proceeds from equity transactions of $6 million. Principal payments on long-term debt and capital lease obligations over the next 12 months are expected to total approximately $3.8 million. At June 30, 2013, the Company was in compliance with its debt covenants. The Company intends to pay the principal payments via cash from operations.

Cash and cash equivalents totaled $3.8 million at June 30, 2013, versus $3.0 million at December 31, 2012. The Company has working capital of $46.7 million at June 30, 2013, compared to working capital of $36 million at December 31, 2012. Current liabilities include deferred compensation of $6.2 million that the Company intends to pay in the third quarter of 2013.

Off-balance sheet arrangements

As of June 30, 2013 and December 31, 2012, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual arrangements

A summary of future obligations under our various contractual obligations and commitments as of December 31, 2012, was disclosed in our 2012 Annual Report on Form 10-K. Other than the NMTC transaction (see Note 11 of the Consolidated Financial Statements included in Part I of this Form 10-Q), there were no material charges to this previously filed information outside the ordinary course of business during the three months ended June 30, 2013.

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

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents and in connection with borrowings under our

$100 million credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. The base rate was 2.278% at June 30, 2013. We invest in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operations.

Based upon balances and interest rates as of June 30, 2013, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.7 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.7 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2103. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the material weaknesses identified by our auditors in connection with their audit of our consolidated financial statements for the year ended December 31, 2012 were not effectively remediated as of June 30, 2013, due to the fact that an insufficient period of time has passed for management to test and document the effectiveness our disclosure controls and procedures and, accordingly, the disclosure controls and procedures were not effective as of June 30, 2013.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicaly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2013- April 30, 2013	-	-	-	-
May 1, 2013- May 31, 2013	-	-	-	-
June 1, 2013- June 30, 2013	1,986,290	$23.16	-	-

	1,986,290	$23.16

(1)	The shares were repurchased in a private transaction using proceeds from the exercise of outstanding warrants and are not part of a plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On April 30, 2013, we amended our credit agreement with Bank of America, N.A. and certain lenders to exclude the impact of redemptions of warrants and capital stock, up to the amount of cash proceeds received from warrant exercises, from the calculation of certain financial covenants, and to reflect updates to the lender’s credit exposure and commitments. The foregoing summary is not complete and is qualified in its entirety by reference to the full text of the amendment, a copy of which is set forth as exhibit 10.1 to this Quarterly report on Form 10-Q and is incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibits

3.1(1)	Certificate of Incorporation of Tile Shop Holdings, Inc.

3.2(2)	By-Laws of Tile Shop Holdings, Inc.

10.1	Amendment No. 1 to Credit Agreement, dated as of April 30, 2013, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.

10.2	Stock Purchase Agreement by and between Tile Shop Holdings, Inc. and Nabron International, Inc., dated May 24, 2013 –incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 30, 2013.

10.3	Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.4	Amended And Restated Amendment No. 1 to The Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.5	Tile Shop Holdings, Inc. Incentive Stock Option Agreement – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.6	Tile Shop Holdings, Inc. Nonstatutory Stock Option Agreement – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.7	Tile Shop Holdings, Inc. Stock Restriction Agreement – incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 26, 2013

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Dated: August 8, 2013
	By:	/s/ Robert A. Rucker
Robert A. Rucker
Chief Executive Officer

Dated: August 8, 2013
	By:	/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Tile Shop Holdings, Inc.

3.2(2)	By-Laws of Tile Shop Holdings, Inc.

10.1	Amendment No. 1 to Credit Agreement, dated as of April 30, 2013, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer. – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.

10.2	Stock Purchase Agreement by and between Tile Shop Holdings, Inc. and Nabron International, Inc., dated May 24, 2013 –incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 30, 2013.

10.3	Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.4	Amended And Restated Amendment No. 1 to The Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.5	Tile Shop Holdings, Inc. Incentive Stock Option Agreement – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.6	Tile Shop Holdings, Inc. Nonstatutory Stock Option Agreement – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.7	Tile Shop Holdings, Inc. Stock Restriction Agreement – incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 26, 2013

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

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

