Form 10-Q
period 2013-09-30
TILE SHOP HOLDINGS, INC.
filed 2013-11-06
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from – to -

Commission file number: 001-35629

TILE SHOP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5538095
(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification No.)

14000 Carlson Parkway
Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

(763) 852-2901

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 1, 2013 there were 51,192,624 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,850	$2,987
Restricted cash	2,133	-
Trade receivables, net	1,414	1,009
Inventories	71,863	46,890
Prepaid inventory	5,197	6,051
Prepaid expenses	1,491	2,017
Income tax receivable	3,246	2,529
Deferred tax assets - current	10,523	9,364
Other current assets, net	1,090	966
Total Current Assets	100,807	71,813
Property, plant and equipment, net	112,853	82,080
Deferred tax assets	19,735	20,865
Other assets, net	2,363	1,316
TOTAL ASSETS	$235,758	$176,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,656	$14,968
Current portion of long-term debt	3,590	3,860
Accrued wages and salaries	3,194	2,912
Other accrued liabilities	9,808	7,734
Income tax payable	-	-
Current portion of capital lease obligation	269	234
Deferred compensation	-	6,171
Total Current Liabilities	42,517	35,879
Long-term debt, net	86,521	69,310
Capital lease obligation, net	1,232	1,420
Deferred rent	23,130	18,583
Warrant liability	-	95,645
Other long-term liabilities	4,553	-
TOTAL LIABILITIES	157,953	220,837

Stockholders’ equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued: 51,176,278 and 43,177,822 shares outstanding	5	4
Preferred stock, par value $.0001; authorized: 10,000,000 shares; issued: 0 shares	-	-
Additional paid-in-capital	169,084	9,434
Accumulated deficit	(91,284)	(54,201)
Total stockholders’ equity	77,805	(44,763)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$235,758	$176,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$56,800	$44,288	$171,758	$136,463
Cost of sales	16,986	12,196	50,705	37,025
Gross profit	39,814	32,092	121,053	99,438
Selling, general and administrative expenses	32,207	23,899	90,951	68,605
Deferred compensation expense	-	2,624	-	3,897
Income from operations	7,607	5,569	30,102	26,936
Interest expense	780	450	1,869	626
Change in fair value of warrants	-	41,707	54,219	41,707
Other (expense) income	(20)	1	(61)	23
Income (loss) before income taxes	6,807	(36,587)	(26,047)	(15,374)
(Provision for) benefit from income taxes	(2,757)	4,723	(11,036)	4,299
Net income (loss)	$4,050	$(31,864)	$(37,083)	$(11,075)

Earnings (loss) per common share:
Basic	$0.08	$(0.87)	$(0.75)	$(0.33)
Diluted	$0.08	$(0.87)	$(0.75)	$(0.33)

Weighted average shares outstanding:
Basic	50,911,104	36,581,888	49,129,577	33,544,079
Diluted	51,892,028	36,581,888	49,129,577	33,544,079

Pro forma computation related to conversion to C Corporation for income tax purposes
Historical loss before income taxes	$	$(36,587)	$-	$(15,374)
Pro forma provision for income taxes	-	(2,150)	-	(11,060)
Pro forma net loss	$	$(38,737)	$-	$(26,434)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net (loss)	$(37,083)	$(11,075)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs	97	-
Depreciation and amortization	10,154	7,543
Loss on disposals of property, plant and equipment	76	6
Change in fair value of warrants	54,219	41,707
Deferred rent	4,547	2,168
Stock based compensation	3,391	263
Deferred compensation expense	-	3,897
Deferred income taxes	(28)	(5,300)
Changes in operating assets and liabilities:
Trade receivables	(406)	(358)
Inventories	(24,973)	3,082
Prepaid expenses and other current assets	1,430	(3,715)
Accounts payable	6,064	4,721
Accrued interest	102	-
Income tax receivable/ payable	(717)	-
Accrued expenses and other liabilities	(3,839)	(1,399)
Net cash provided by operating activities	13,034	41,540

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(36,377)	(16,187)
Restricted cash	-	(1,000)
Net cash used in investing activities	(36,377)	(17,187)

Cash Flows From Financing Activities
Release of restricted cash	1,323	-
Payments of long-term debt and capital lease obligations	(38,738)	(1,703)
Proceeds from long-term debt	55,526	-
Distributions to members	-	(26,306)
Cash received in merger with JWC Acquisition Corp		62,904
Proceeds from issuance of common shares to JWC Acquisition Corp's shareholders	-	15,000
Payment to members of Tile Shop LLC for contribution		(75,000)
Repurchase of warrants	(30,108)	-
Repurchase of common units	(46,000)	-
Proceeds from exercise of warrants	82,413	599
Proceeds from exercise of stock options	90
Payment toward special cash distribution units	-	(300)
Expense for recapitalization	-	(1,075)
Debt issuance costs	(300)	-
Receipt on note from member	-	1,205
Net cash provided by (used in) financing activities	24,206	(24,676)

Net change in cash	863	(323)

Cash and cash equivalents beginning of period	2,987	6,283
Cash and cash equivalents end of period	$3,850	$5,960

Non cash items
Reclassification of warrants from liability to equity	$149,865	$-
Issuance of promissory note as part of merger transaction	$-	$69,771
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$4,625	$-
Increase in long-term liabilities and restricted cash, net of debt issuance costs (Note 11)	$3,465	$-

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

The Company is engaged in the sale of tile and flooring products. The Company also fabricates or manufactures setting and maintenance materials in Michigan, Wisconsin, Virginia and Oklahoma. The Company’s primary market is retail sales to consumers; however, the Company does have sales to contractors. As of September 30, 2013, the Company had 80 stores and an on-line retail operation. The retail stores are located in Minnesota, Wisconsin, Kansas, Illinois, Michigan, Ohio, Indiana, Maryland, Missouri, Kentucky, New York, Virginia, Iowa, North Carolina, New Jersey, Tennessee, Nebraska, Delaware, Georgia, Pennsylvania, Florida, Massachusetts, Rhode Island, South Carolina, Texas and Colorado. The Company also has distribution centers located in Wisconsin, Michigan, Virginia and Oklahoma.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, and variable interest entities.  See Note 11, “New Market Tax Credit Entities” (NMTC) for the discussion of financing arrangements involving certain entities that are variable interest entities that are included in our consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

Note 2: Business Combination

On August 21, 2012, Holdings completed a business combination pursuant to the terms of the Contribution and Merger Agreement dated June 27, 2012 (the “Contribution and Merger Agreement”), whereby the former members of The Tile Shop, LLC (“The Tile Shop”) directly or indirectly, contributed all of their membership interests in The Tile Shop to Holdings (the “Contribution”), in exchange for (i) a cash payment of $75 million, (ii) 32,000,000 shares of the common stock of Holding’s valued at $320 million, and (iii) promissory notes issued by Holdings in the aggregate principal amount of $69.8 million. As a result of the Contribution, all ownership interests in The Tile Shop were contributed to Holdings. Concurrent with the Contribution, (i) all outstanding shares of JWC Acquisition Corp., a Delaware corporation (“JWCAC”) common stock were exchanged for one share of Holding’s common stock and (ii) each outstanding JWCAC warrant, which was exercisable for one share of JWCAC common stock, became exercisable for one share of Holding’s common stock. This transaction is referred to as the “Business Combination”. Immediately following the Business Combination, the former members of The Tile Shop held 75.2% of the 42,534,884 issued and outstanding shares of Holding’s common stock.

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

Note 3: Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments that, in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. The unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2013, should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission on March 18, 2013.

Note 4: Summary of Selected Significant Accounting Polices

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the year ended December 31, 2012. There were no material changes in significant accounting policies during the nine months ended September 30, 2013.

Inventories:

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as September 30, 2013 and December 31, 2012:

	(in thousands)
	September 30, 2013	December 31, 2012
Finished goods	$59,508	$39,353
Raw materials	1,533	858
Finished goods in transit	10,822	6,679
Total	$71,863	$46,890

Income taxes:

As a result of the Business Combination, beginning August 21, 2012, the Company’s results of operations are taxed as a C Corporation. Prior to the Business Combination, The Tile Shop’s operations were taxed as a limited liability company, whereby The Tile Shop elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for federal income taxes has been provided in the accompanying condensed consolidated financial statements for periods prior to August 21, 2012. The provision recorded for the period prior to August 21, 2012, represents income taxes primarily payable by The Tile Shop, due to minimum fees in several states and income tax in the state of Michigan.

The change in status to a taxable entity and the transactions consummated as part of the Business Combination resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of The Tile Shop’s assets and liabilities at the date of the Business Combination including the following: (i) historical outside basis difference at August 21, 2012, and (ii) the tax basis increase of The Tile Shop membership interests directly held by the Company related to the Business Combination. At September 30, 2012, outside basis differences prior to the Business Combination relating primarily to temporary basis differences in inventory, fixed assets, accruals, and outside basis differences, totaled approximately $5.3 million, which have been tax-effected at a 40% rate. This deferred tax asset of $5.3 million was recognized and included in the tax benefit for the three and nine months ended September 30, 2012. The tax provision for the three and nine months ended September 30, 2012, also included a tax expense of $0.5 million which was determined using a projected effective tax rate of 42.0% on income for the period from August 21, 2012 (the date on which the tax status changed to a C Corporation) to December 31, 2012. The tax expense on income before income taxes for the three and nine months ended September 30, 2013 is $2.8 million and $11 million, respectively. The nine months ended September 30, 2013 tax expense of $11 million based on the nine month loss of $26 million is due to the significant non deductible expense added back for a change in warrant liability.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Earnings Per Share:

Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Common stock issued to The Tile Shop members in exchange for their direct or indirect ownership interests in The Tile Shop are retroactively reflected from January 1, 2011 as the number of shares outstanding in all periods prior to August 21, 2012 for the purpose of the earnings (loss) per share calculation. The additional shares issued as part of the Business Combination have been reflected as outstanding shares from August 21, 2012. For the nine months ended September 30, 2013, diluted net loss per share is identical to basic net loss per share as all potentially dilutive securities have been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be anti-dilutive.

	(dollars in thousands)		(dollars in thousands)
	For the three months Ended September 30,		For the nine months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$4,050	$(31,864)	$(37,083)	$(11,075)
Weighted average basic shares outstanding	50,911,104	36,581,888	49,129,577	33,544,079
Effect of diluted securities attributable to stock based awards	980,924	-	-	-
Weighted average diluted shares outstanding	51,892,028	36,581,888	49,129,577	33,544,079
Earnings per share from continuing operations:
Basic	$0.08	$(0.87)	$(0.75)	$(0.33)
Dilutive	$0.08	$(0.87)	$(0.75)	$(0.33)
Anti-dilutive securities excluded from EPS calculation	394,730	19,526,732	2,300,397	19,526,732

Reclassifications:

Certain accounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. The reclassification for 2012 was to present the long term portion of debt issuance costs as a long term asset.

Note 5: Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	(in thousands)
	September 30, 2013	December 31, 2012
Customer deposits	$4,351	$4,080
Taxes - other	2,156	1,490
Interest payable	451	349
Sales return reserve	2,850	1,815
	$9,808	$7,734

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 6: Debt

On October 3, 2012, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement, as amended, provides the Company with a $110 million senior secured credit facility, comprised of a five-year $25 million term loan and a $85 million revolving line of credit. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At both September 30, 2013 and December 31, 2012 the base interest rate was 4.25%. At September 30, 2013 and December 31, 2012 the LIBOR-based interest rate was 2.408% and 2.615%, respectively. At September 30, 2013, the outstanding balance on the term loan was $21.5 million and the outstanding balance on the revolving line of credit was $67.5 million. The term loan requires quarterly principal payments of $0.875 million. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s and The Tile Shop’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. The Company was in compliance with the covenants during nine months ended September 30, 2013, based on an amendment dated April 30, 2013 which excluded the impact of the repurchase of warrants and the repurchase of capital stock, up to the amount of cash proceeds received from warrant exercises, from the calculation of certain financial covenants and an amendment dated July 8, 2013 which excluded the liabilities related to the New Market Tax Credit transaction (Note 11) in our leverage ratio.

Note 7: Fair Value of Financial Instruments

These condensed consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable, debt and warrant liability. At September 30, 2013 and December 31, 2012, the carrying amount of the Company’s cash and cash equivalents trade receivables accounts payable and accrued expenses approximated their fair values due to their short-term maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

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

Our common stock warrants were listed for trading on the OTC market. As of September 30, 2013 and December 31, 2012, we had $0 and $95 million, respectively, in an accrued liability classified as a Level 1 security, related to warrants to purchase common stock. Warrant expense related to the change in fair value of the warrant liability was $0 million and $41.7 million for the three months ended September 30, 2013 and 2012 and $54.2 million and $41.7 million for the nine months ended September 30, 2013 and 2012.

Note 8: Equity Incentive Plans

2006 Plan:

In 2006, The Tile Shop created an equity incentive deferred compensation plan for certain key employees. The plan provisions called for granting participation units to key employees to allow them to participate in the increased value of The Tile Shop. All the units vested immediately, which were accounted for under ASC 718 and classified as liabilities. The Company measured the liability at intrinsic value at each reporting period. Fluctuations in the intrinsic value of the liability award were recorded as increases or decreases in compensation expense immediately as the awards were fully vested at the grant date. The intrinsic value was calculated based on the difference between FMV of the Company’s common unit, based on an analysis of the Company’s enterprise value at each valuation date, and the initial FMV determined in accordance with the Plan.

Effective immediately prior to the consummation of the Business Combination, The Tile Shop terminated the 2006 Plan and agreed to make a lump-sum cash payment to each holder of the equity units one day following the first anniversary of the effective date of the Business Combination. The Company recognized compensation expense of $0 and $2.6 million for the three months ended September 30, 2013 and 2012 and $0 and $3.9 million for the nine months ended September 30, 2013 and 2012 related to this Plan. The balance of this plan was paid in full during the quarter ended September 30, 2013.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Stock based compensation:

The Company measures and recognizes compensation expense for all stock-based awards at fair value. The financial statements for the three and nine months ended September 30, 2013 and 2012 include compensation cost for the portion of outstanding awards which have vested during those periods. The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three and nine months ended September 30, 2013 total stock based compensation expense was $0.8 million and $2.4 million, respectively. Total stock based compensation was $0.2 million for both the three and nine months ended September 30, 2012. Stock based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of September 30, 2013, the Company had 2,058,499 outstanding stock-based awards at a weighted average strike price of $12.10.

Restricted stock:

The Company awards restricted common shares to selected employees, and non-employee directors. Recipients are not required to provide any consideration other than continued service. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. For the three and nine months ended September 30, 2013 total stock based compensation expense was $0.3 million and $1.0 million, respectively. Total stock based compensation was $0.1 million for both the three and nine months ended September 30, 2012. Stock based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of September 30, 2013, the Company had 309,230 outstanding restricted common shares.

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

As of September 30, 2013, the Company had no outstanding warrants. During the nine months ended September 30, 2013, 1) 7,166,382 warrants were exercised for cash proceeds of $82.4 million and 2) 6,731,938 warrants were exercised on a cashless basis in exchange for of 2,790,061 shares.

In March 2013, we completed the purchase of 3,580,004 outstanding warrants in private transactions. The aggregate purchase price to acquire the warrants was approximately $30.1 million. These purchases were funded with the cash proceeds received from the exercise of publicly held warrants.

In April 2013, we directed our transfer agent to notify the holders of any remaining outstanding warrants of the call for early exercise. These warrant holders had until May 12, 2013 to exercise their outstanding warrants on a cashless basis. Thereafter, any warrants that remained unexercised were automatically redeemed by the Company at a redemption price of $0.01 per warrant in cash. On May 15, 2013, we automatically redeemed 7,071 warrants.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 11: New Market Tax Credit Entities

In July 2013 we entered into a financing transaction with Chase Community Equity or “Chase,”, and U.S. Bank Community, LLC or “U.S. Bank”, collectively the “investors” related to a $19.1 million acquisition, rehabilitation and construction of our new distribution and manufacturing center in Durant, Oklahoma. The investors made a capital contribution to, and Tile Shop Lending made a loan to Chase New Market Tax Credit, The Tile Shop of Oklahoma Investment Fund, LLC, and The Tile Shop Investment Fund LLC, or the “Investment Funds,” under a qualified New Markets Tax Credit, or “NMTC,” program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000, or the “Act,” and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities, or “CDEs.” CDEs are privately managed investment institutions that are certified to make qualified low-income community investments, or “QLICIs.”

In July 2013 Tile Shop Lending loaned $13.5 million to the Investment Funds at an interest rate of 1.35% per year and with a maturity of September 30, 2043. The Investment Funds then contributed the loan to certain CDEs, which, in turn, loaned the funds on similar terms to Tile Shop of Oklahoma, LLC, our indirect, wholly-owned subsidiary. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by the investors, net of syndication fees) were used to partially fund the new manufacturing and distribution center project.

In July 2013, the investors also contributed $5.6 million to the Investment Funds and, by virtue of such contribution, are entitled to substantially all of the tax benefits derived from the NMTCs, while we effectively received net loan proceeds equal to investor’s contributions to the Investment Fund. This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase the investors’ interest. We believe that the investors will exercise the put option in September 2020 at the end of the recapture period. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require us to indemnify the investors for any loss or recapture of NMTCs related to the financing until such time as our obligation to deliver tax benefits is relieved. We do not anticipate any credit recaptures will be required in connection with this arrangement.

We have determined that the financing arrangement with the Investment Funds and CDEs contains a variable interest entity, or “VIE.” The ongoing activities of the Investment Funds – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to the structure; Chase’s and U.S. Bank Community LLC’s lack of a material interest in the underling economics of the project; and the fact that we are obligated to absorb losses of the Investment Fund. We concluded that we are the primary beneficiary of the VIE and consolidated the Investment Funds, as a VIE, in accordance with the accounting standards for consolidation. Chase’s and U.S. Bank Community LLC’s contributions of $4.4 million, net of syndication fees, are included in cash, restricted cash, and other long-term liabilities in the accompanying condensed consolidated balance sheet. Direct costs of $1.0 million incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans (40 years). Incremental costs to maintain the structure during the compliance period are recognized as incurred. The restricted cash is expected to be released in full by December 31, 2013.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q ..

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

Overview and Recent Trends

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. We operate 80 stores in 26 states, with an average size of 22,800 square feet. We also sell our products on our website.

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

We believe that the highly-fragmented U.S. retail tile market provides us with a significant opportunity to expand our store base. We have opened twelve new stores in the U.S. through September 30, 2013.

Our focus in 2013 is to expand our brand by opening twenty new stores in 2013 and improve the performance of our existing stores. Twelve new stores have already opened in 2013. During the three months ending September 30, 2013, we opened 2 stores in existing markets in east coast states, and 3 stores were opened in the Texas and Colorado markets, which expand our geographic footprint. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We recently added a fourth distribution center in Durant, Oklahoma to facilitate increasing our reach into the mid and southwest markets. Our vertically integrated proprietary sourcing model remains a material competitive advantage for us. We also provide a complete “tile solution” for our customers.

We anticipate incurring general and administrative expenses of approximately $2 to $3 million annually that are attributable to operating as a publicly traded company, and to support our more rapid growth strategy. These public company expenses will include annual and quarterly reporting; Sarbanes-Oxley compliance expenses; expenses associated with listing on The NASDAQ Global Market; additional staff compensation; legal fees; independent auditor fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; and director compensation. In addition, we expect to incur approximately $4.5 million annually of non-cash, stock based compensation expense in 2013. The effect of these incremental general and administrative expenses is not reflected in The Tile Shop’s historical consolidated financial statements. We also incurred a non-cash, non-recurring charge of $54.2 million related to the change in the fair value of the warrant liability during the first two quarters of 2013, based on the fluctuation in the value of any outstanding warrants to purchase our common stock. There will be no expense for these warrants in the future, as they were all exercised or redeemed by June 30, 2013.

For the three and nine months ended September 30, 2013, we reported net sales of $56.8 million and $171.8 million, respectively, and income from operations of $7.6 million and $30.1 million, respectively. From December 31, 2008 to December 31, 2012, our net sales and income from operations increased at compounded annual growth rates of 11.3% and 10.1% respectively. During that period, we opened 26 new retail locations and focused on cost control and implementing selected price increases in order to maintain our gross profit and income from operations. We plan to continue to focus on store growth and will add costs to support our growth.

Net cash flows provided by operating activities were $13.0 and $41.5 million for the nine months ended September 30, 2013 and 2012, respectively, which were used to fund capital expenditures for new stores and daily operations. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows and with borrowings pursuant to our credit facility. As of September 30, 2013, we had cash of $3.9 million, restricted cash of $2.1 million, and working capital of $58.3 million.

Key Components of our Consolidated Statements of Income

Net Sales Net sales represent total charges to customers, net of estimated returns, and include freight charged to customers. The increase in net sales in recent years has been a result of store base growth, increases in same store sales, expansion of product lines, and a gradually improving national economy.

The table below sets forth information about our same store sales growth from the year ended December 31, 2010 through September 30, 2013. Our increase in same store sales growth is primarily attributable to increases in volume. Same store sale amounts include total charges to customers less any actual returns. We do not include estimated return provisions or sales allowances in the same store sales calculation, as return reserves are calculated at the consolidated level. In general, we consider a store comparable on the first day of the 13th month of operation.

	Nine Months Ended September 30,		Years Ended December 31,
	2013	2012	2012	2011	2010
Same store sales growth	13.1%	5.5%	7.1%	6.4%	11.4%
Number of stores opened at the end of the period	80	62	68	53	48
Number of stores opened in period	12	9	15	5	5

Net sales at new stores are generally lowest in the first few months after a location is opened and generally increase over time. We expect a store’s net sales to increase faster during its first three years of operation than in its later years. Store locations opened in existing markets tend to have higher net sales in the first year of operation than store locations opened in new markets.

Cost of Sales Cost of sales consist primarily of material costs, freight, duties, and storage and delivery of our products to the customer, as well as costs associated with manufacturing of setting and maintenance materials.

Gross Profit Gross profit is net sales less cost of sales. Gross margin is the percentage determined by dividing gross profit by net sales.

Selling, general, and administrative expenses Payroll costs and occupancy expenses have historically been our most significant selling, general, and administrative expenses. Payroll costs exclude costs associated with manufacturing labor, as those costs are included in cost of sales. Our payroll costs have increased as a percentage of net sales over the last three years primarily due to increased store base growth and investments in support infrastructure. Our occupancy costs and advertising costs have increased as a percentage of net sales due to opening 15 new stores in 2012 and 12 new stores in the nine months ended September 30, 2013. Since new store sales are lower in the first months after opening, we anticipate that our selling, general and administrative expenses as a percentage of net sales will increase as we add new store costs and corporate costs and we continue making investments in our corporate infrastructure to support our growth. Corporate costs include those associated with SEC reporting, Sarbanes-Oxley compliance, and listing on The NASDAQ Global Market, as well as increased personnel, professional fees, insurance costs and director compensation.

Income taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rates for the three months ended September 30, 2013 are not necessarily indicative of the effective tax rate that may be expected for fiscal year 2013 or future periods.

Adjusted EBITDA

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States, or GAAP and adding interest expense, income taxes, depreciation and amortization, non-cash change in warrant liability, non-recurring items including equity related transaction costs, unusual items, deferred compensation expense, and stock based compensation expense. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

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

The reconciliation of adjusted EBITDA to net income (loss) for the three and nine months ended September 30, 2013 and 2012 is as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$4,050	$(31,864)	$(37,083)	$(11,075)
Interest expense	780	450	1,869	626
Income taxes	2,757	(4,723)	11,036	(4,299)
Change in fair value of warrants	-	41,707	54,219	41,707
Depreciation and amortization	3,703	2,750	10,154	7,543
Deferred compensation expense	-	2,624	-	3,897
Non-recurring transaction related costs	251	-	1,276	-
Stock-based compensation	1,127	263	3,391	263
Adjusted EBITDA	$12,668	$11,207	$44,862	$38,662

Results of Operations

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

	(in thousands)
	2013	% of sales	2012	% of sales
Net sales	$56,800		$44,288
Cost of sales	16,986	29.9%	12,196	27.5%
Gross profit	39,814	70.1%	32,092	72.5%
Selling, general and administrative expenses	32,207	56.7%	23,899	54.0%
Deferred compensation expense	-	0.0%	2,624	5.9%
Income from operations	7,607	13.4%	5,569	12.6%
Interest expense	780	1.4%	450	1.0%
Change in fair value of warrants	-	0.0%	41,707	0.0%
Other (expense) income	(20)	0.0%	1	0.0%
Income before income taxes	6,807	12.0%	(36,587)	(82.6)%
(Provision for) benefit from income taxes	(2,757)	(4.9)%	4,723	10.7%
Net income	$4,050	7.1%	$(31,864)	(71.9)%

Net sales Net sales represent total charges to customers, net of estimated returns, and include freight charged to customers. Net sales for the third quarter of 2013 increased $12.5 million, or 28.3%, over the third quarter of 2012 as net sales in comparable stores increased $6.6 million and net sales in non-comparable stores increased $5.9 million. Net sales increased primarily due to the expansion of our store base by 18 locations, or 29%, comparing the total at September 30, 2013 to September 30, 2012.

Gross profit Gross profit increased $7.7 million, or 24.1%, for the three months ended September 30, 203 compared to the three months ended September 30, 2012, primarily due to the increase in net sales. For the three months ended September 30, 2013 and 2102 our gross margin was 70.1% and 72.5%, respectively. We have used selective product related promotions and shipping discounts to generate or secure sales.  All of these actions are specifically designed to drive traffic and enhance customer satisfaction.  In view of our overall strong gross margins, we believe that an aggressive approach to capturing market share, while impacting gross margins slightly in the short term, serves to enhance our long-term prospects.  The decrease in margin can also be attributed to slight increases in product acquisition, freight and distribution costs.

Selling, general, and administrative expenses Selling, general, and administrative expenses increased $8.3 million, or 34.8%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Selling, general, and administrative expenses as a percentage of net sales increased to 56.7% for the three months ended September 30, 2013 from 54.0% for the three months ended September 30, 2012. The increase in selling, general, and administrative expenses was primarily due to increased rent and occupancy costs of $1.6 million. We have 18 more stores open as of September 30, 2013 compared to the same time in 2012. Other significant increases as a result of opening new stores include advertising expense of $0.7 million. Depreciation and amortization increased by $1.0 million over the same period last year due to new store growth, new manufacturing plant depreciation, and vintage store improvements. Selling, general and administrative expense also included an increase in payroll expense of $1.9 million, stock compensation expense of $0.9 million and $0.2 million in professional fees primarily relating to non- recurring equity related transactions.

Deferred compensation expense Deferred compensation expense decreased from $2.6 million for the three months ended September 30, 2012 compared to $0 for the three months ended September 30, 2013. The decrease in deferred compensation expense was due to the termination of The Tile Shop’s historical equity incentive deferred compensation plan, or the 2006 Plan, and the related agreement to make a lump-sum cash payment to each former participant in the 2006 Plan, as well as accelerated vesting of certain membership interests in The Tile Shop in connection with the consummation of the Business Combination. The deferred compensation was paid out during the three months ended September 30, 2013.

Income from operations and operating margin As a result of the above, income from operations increased by $2.0 million, or 36.6%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Operating income margin increased from 12.6% to 13.4% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase is due to the changes noted above in gross profit, selling, general and administrative expenses and deferred compensation.

Interest expense Interest expense increased $0.3 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase is due to an increased level of borrowings under our new credit facility.

Change in fair value of warrant liability The $41.7 million decrease in fair value of warrant liability, as compared to the three months ended September 30, 2012, relates to a non-cash charge for the change in the fair value of the warrants that were outstanding for the three months ended September 30, 2012. The warrants were assumed by the Company in connection with the Business Combination on August 21, 2012 and were listed for trading on the OTC market. At September 30, 2013, the warrants were fully exercised or redeemed, and no further expense will be recorded for these warrants in future periods.

Income before income taxes We recorded net income before taxes of $6.8 million for the three months ended September 30, 2013 compared to net loss of $36.6 million for the same period in the previous year.

Provision for income taxes Income tax provision increased $7.5 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as a result of our becoming a taxable entity rather than a pass-through entity, as of the date of the Business Combination and recognizing deferred tax assets. In connection with becoming a taxable entity, we recognized $5.3 million of net deferred tax assets, which was offset by a tax expense of $0.5 million for the period from August 21, 2012 through September 30, 2012.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

	(in thousands)
	2013	% of sales	2012	% of sales
Net sales	$171,758		$136,463
Cost of sales	50,705	29.5%	37,025	27.1%
Gross profit	121,053	70.5%	99,438	72.9%
Selling, general and administrative expenses	90,951	53.0%	68,605	50.3%
Deferred compensation expense	-	0.0%	3,897	2.9%
Income from operations	30,102	17.5%	26,936	19.7%
Interest expense	1,869	1.1%	626	0.5%
Change in fair value of warrants	54,219	31.6%	41,707	0.0%
Other income (expense)	(61)	(0.0)%	23	0.0%
(Loss) income before income taxes	(26,047)	(15.2)%	(15,374)	(11.3)%
(Provision for) benefit from income taxes	(11,036)	(6.4)%	4,299	3.2%
Net (loss) income	$(37,083)	(21.6)%	$(11,075)	(8.1)%

Net Sales Net sales for the nine months ended September 30, 2013 increased $35.3 million, or 25.9%, over the same prior year period as a result of a $17.9 million increase in comparable store sales and a $17.4 million increase in non-comparable store net sales.

Gross profit Gross profit increased $21.6 million, or 21.7%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to the increase in net sales. Gross margin decreased from 72.9%, for the nine months ended September 30, 2012 to 70.5% for the nine months ended September 30, 2013. The decrease in margin can be attributed to slight increases in product acquisition, freight and distribution costs during the nine month period.  In addition, we have used selective product related promotions and shipping discounts to generate or secure sales.  All of these actions are specifically designed to drive traffic and enhance customer satisfaction.  In view of our overall strong gross margins, we believe that an aggressive approach to capturing market share, while impacting gross margins slightly in the short term, serves to enhance our long-term prospects.

Selling, general, and administrative expenses Selling, general, and administrative expenses increased $22.3 million, or 32.6%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Selling, general, and administrative expenses as a percentage of net sales increased to 53.0% for the nine months ended September 30, 2013 from 50.3% for the nine months ended September 30, 2012. The increase in selling, general, and administrative expenses was primarily due to increased rent and occupancy costs of $4.9 million. We have 18 more stores open as of September 30, 2013 compared to the same time in 2012, as well as nine full months of costs associated with 9 stores that we opened during the first nine months of last year. Other significant increases as a result of opening new stores include advertising expense of $1.4 million. Depreciation and amortization increased by $2.6 million over the same period last year due to new store growth, new manufacturing plant depreciation, and vintage store improvements. Selling, general and administrative expense also included an increase in payroll expense of $6.9 million, stock compensation expense of $3.1 million and $1.3 million in professional fees for non-recurring items including equity related transactions.

Income from operations and operating margin As a result of the above, income from operations increased by $3.2 million, or 11.8%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Operating income margin decreased from 19.7% to 17.5% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease is due to the changes noted above in gross profit and selling, general and administrative expenses.

Interest expense Interest expense increased $1.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase is due to borrowings under our new credit facility in 2013.

Change in fair value of warrants The increase in change in fair value of warrant liability of $12.5 million or 30%, relates to a non-cash charge for the change in the fair value of the outstanding warrants for the nine months ended September 30, 2013. The warrants were assumed by the Company in connection with the Business Combination on August 21, 2012 and are listed for trading on the OTC market. At September 30, 2013 the warrants were fully exercised or redeemed, and no further expense will be recorded for these warrants in future periods.

Income before income taxes Primarily as a result of the change in the fair value of the warrant liability described above, we recorded a loss before income taxes of $26.0 million for the nine months ended September 30, 2013 compared to a loss of $15.4 million for the same period in the previous year. Excluding the change in fair value of warrants, which was $54.2 million for the nine months ended September 30, 2013, income before income taxes was $28.2 million, which represented an increase of $1.8 million, or 7% as compared to the same period in the previous year. We believe this non-GAAP measure is useful because it excludes a significant item that is considered to be non-operational and of a non-cash nature, and which will change from period to period due to the impact of market fluctuations. The non-GAAP measure thereby facilitates our evaluation of current operating performance and comparisons to past operating performance.

Provision for income taxes Income tax provision increased $15.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of our becoming a taxable entity rather than a pass-through entity, as of the date of the Business Combination, and recording deferred tax assets at the date of the Business Combination.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $3.9 million of cash and cash equivalents, $2.1 million in restricted cash at September 30, 2013, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for general corporate purposes, including opening new stores, purchasing additional merchandise inventory and maintaining our existing stores.

On October 3, 2012, we and our subsidiaries entered into a credit agreement with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement, as amended, provides us with a $110 million senior secured credit facility, comprised of a five-year $25 million term loan and a $85 million revolving line of credit. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At September 30, 2013 and December 31, 2012 the LIBOR-based interest rate was 2.408% and 2.615%, respectively. At September 30, 2013, the outstanding balance on the term loan was $21.5 million and the outstanding balance on the revolving line of credit was $67.5 million. Borrowings under the term loan require quarterly principal payments of $0.875 million. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into certain types of related party transactions. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. On April 30, 2013, we amended the Credit Agreement to exclude the impact of redemptions of warrants and repurchase of capital stock, up to the amount of cash proceeds received from warrant exercises, from the calculation of certain financial covenants. In July 2013 we amended our Credit Agreement to exclude from our leverage ratio the liabilities related to the New Market Tax Credit transaction (Note 11). The Company was in compliance with the covenants during the three and nine months ended September 30, 2013 based on the amendments.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital expenditures paid in the nine months ended September 30, 2013 were $36.4 million. Approximately $21.4 million of this was for new store build-out and remodels of existing stores, $12.7 million was for expansion of our distribution and manufacturing facilities, and the remainder was for general corporate purposes.

In July 2013, we entered into a New Market Tax Credit financing transaction in connection with the acquisition, rehabilitation and construction of our new distribution and manufacturing facility in Durant. See Note 11 to the consolidated financial statements included in Part I of this Form 10-Q.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open, the number of stores that we choose to renovate, and the number and size of any acquisition that we choose to make. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. As of now, we intend to open at least 8 additional stores during the fourth quarter of 2013 at an expected aggregate cost of approximately $10.7 million.

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

Cash flows

The following table summarizes our cash flow data for the nine months ended September 30, 2013 and 2012.

	(in thousands)
	Nine months ended September 30,
	2013	2012
Net cash provided by operating activities	$13,034	$41,540
Net cash used in investing activities	(36,377)	(17,187)
Net cash provided by (used in) financing activities	24,206	(24,676)

Operating activities

During the nine months ended September 30, 2013 and 2012, the Company had a net loss $37.1 million and $11.1 million, respectively. Cash from operations during the nine months ended September 30, 2013 was $13.0 million, compared to $41.5 million during the nine months ended September 30, 2012. A significant addition in inventory and income taxes paid contributed to the decrease in cash from operations.

Investing activities

Net cash used in investing activities totaled $36.4 million for the nine months ended September 30, 2013, compared to $17.2 million for the nine months ended September 30, 2012. All investing activities were for the purchase of property and equipment for new stores, our new distribution and manufacturing plant, leasehold improvements to our corporate office and existing stores, and corporate expenditures including software and hardware purchases.

Financing activities

Net cash provided by financing activities was $24.2 million for the nine months ended September 30, 2013, compared to a use of cash in financing activities of $24.7 million for the nine months ended September 30, 2012. Cash provided during the nine months ended September 30, 2013 consisted of net proceeds from long term debt of $16.8 million and net proceeds from equity transactions of $6.3 million. Principal payments on long-term debt and capital lease obligations over the next 12 months are expected to total approximately $3.9 million. At September 30, 2013, the Company was in compliance with its debt covenants. The Company intends to pay the principal payments via cash from operations.

Cash and cash equivalents totaled $3.9 million and restricted cash totaled $2.1 million at September 30, 2013, versus $3.0 million in cash and cash equivalents at December 31, 2012. Restricted cash represents contributions related to our New Market Tax Credit transaction and are expected to be released by December 31, 2013. The Company has working capital of $58.3 million at September 30, 2013, compared to working capital of $36.0 million at December 31, 2012.

Off-balance sheet arrangements

As of September 30, 2013 and December 31, 2012, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual arrangements

A summary of future obligations under our various contractual obligations and commitments as of December 31, 2012, was disclosed in our 2012 Annual Report on Form 10-K. There were no material charges to this previously filed information outside the ordinary course of business during the three months ended September 30, 2013.

New Accounting Pronouncements

During the nine months ended September 30, 2013 there were no new accounting pronouncements that would have a significant impact on our results of operations, financial condition or liquidity.

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

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents and in connection with borrowings under our

$110 million credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR (average at September 30, 2013 was 0.28%) plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. The base rate was 4.25% at September 30, 2013. We invest in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operations.

Based upon balances and interest rates as of September 30, 2013, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.9 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.9 million.

We currently do not engage in any significant interest rate hedging activity. However, we may do so in the future to mitigate market rate risk. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2103. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the material weaknesses identified by our auditors in connection with their audit of our consolidated financial statements for the year ended December 31, 2012 were not effectively remediated as of September 30, 2013, due to the fact that an insufficient period of time has passed for management to test and document the effectiveness our disclosure controls and procedures and, accordingly, the disclosure controls and procedures were not effective as of September 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On July 8, 2013, we amended our credit agreement with Bank of America, N.A. and certain lenders to exclude the liabilities related to the New Market Tax Credit transaction, which is described in Note 11 to the consolidated financial statements included in Part I of this Form 10-Q. The foregoing summary is not complete and is qualified in its entirety by reference to the full text of the amendment, a copy of which is set forth as Exhibit 10.6 to this Quarterly report on Form 10-Q and is incorporated by reference herein.

ITEM 6. EXHIBITS

     Exhibits

3.1(1)     Certificate of Incorporation of Tile Shop Holdings, Inc.

3.2(2)     By-Laws of Tile Shop Holdings, Inc.

10.1 Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.2 Amended And Restated Amendment No. 1 to The Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.3 Tile Shop Holdings, Inc. Incentive Stock Option Agreement – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.4 Tile Shop Holdings, Inc. Nonstatutory Stock Option Agreement – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.5 Tile Shop Holdings, Inc. Stock Restriction Agreement – incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.6* Amendment No. 2 to Credit Agreement, dated as of July 8, 2013, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer.

31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1** Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**  Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*  XBRL Instance Document.

101.SCH* XBRL Taxonomy Extension Schema Document.

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*  XBRL Taxonomy Extension Presentation Linkbase Document.

(1)          Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012, and incorporated herein by reference.

(2)          Filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012, and incorporated herein by reference.

*            Filed herewith.

**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: November 6, 2013	By:	/s/ Robert A. Rucker
Robert A. Rucker
Chief Executive Officer

Dated: November 6, 2013	By:	/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)     Certificate of Incorporation of Tile Shop Holdings, Inc.

3.2(2)     By-Laws of Tile Shop Holdings, Inc.

10.1 Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.2 Amended And Restated Amendment No. 1 to The Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.3 Tile Shop Holdings, Inc. Incentive Stock Option Agreement – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.4 Tile Shop Holdings, Inc. Nonstatutory Stock Option Agreement – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.5 Tile Shop Holdings, Inc. Stock Restriction Agreement – incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.6* Amendment No. 2 to Credit Agreement, dated as of July 8, 2013, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer.

31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1** Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2** Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS* XBRL Instance Document.

101.SCH* XBRL Taxonomy Extension Schema Document.

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*  XBRL Taxonomy Extension Presentation Linkbase Document.

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

