Form 10-K
period 2013-12-31
TILE SHOP HOLDINGS, INC.
filed 2014-02-28
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 001-35629

TILE SHOP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5538095
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form -10K or any amendment to this Form 10K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☒                      Accelerated filer ☐            Non-accelerated filer ☐             Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately: $1,118,716,430

At February 21, 2014, the registrant had 51,230,600 shares of Common Stock outstanding.

TILE SHOP HOLDINGS, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. We sell over 4,500 products from around the world, including ceramic, porcelain, glass, and stainless steel manufactured tiles and, marble, granite, quartz, sandstone, travertine, slate, and onyx natural tiles, primarily under our proprietary Rush River and Fired Earth brands. We purchase our tile products and accessories directly from producers. We manufacture our own setting and maintenance materials, such as thinset, grout, and sealers under our Superior brand name. As of December 31, 2013, we operated 88 stores in 28 states, with an average size of 23,000 square feet. We also sell our products on our website.

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

In 2013, we reported net sales and income from operations of $229.6 million and $33.1 million, respectively. We opened 20 new stores in 2013 and intend to open 20 stores in 2014. As of fiscal year end 2013, 2012 and 2011, we had total assets of $242.8 million, $176.1 million and $119.0 million, respectively.

Organizational History

Tile Shop Holdings, Inc. (“Holdings”, and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012. On August 21, 2012, Holdings consummated the transactions contemplated pursuant to that certain Contribution and Merger Agreement dated as of June 27, 2012, among Holdings, JWC Acquisition Corp., a publicly-held Delaware corporation (“JWCAC”), The Tile Shop, LLC, a privately-held Delaware limited liability company (“The Tile Shop”), and certain other parties. Through a series of transactions, The Tile Shop was contributed to and became a subsidiary of Holdings and Holdings effected a business combination with and became a successor issuer to JWCAC. These transactions are referred to herein as the “Business Combination.”

Competitive Strengths

We believe that the following factors differentiate us from our competitors and position us to continue to grow our specialty tile business.

Inspiring Customer Experience Our showrooms bring our products to life. Each showroom features up to 70 different mockups, or vignettes, of bathrooms, kitchens, fireplaces, foyers, and other settings that showcase our broad array of products. Each store also features over 1,400 hand- crafted display boards showing tile that we offer for sale. Our stores are spacious, well-lit, and organized by product type to make our customers’ shopping experience easy.

Broad Product Assortment at Attractive Prices We offer over 4,500 manufactured and natural tile products, setting and maintenance materials, and accessories. We are able to maintain every-day low prices by purchasing tile and accessories directly from producers and manufacturing our own setting and maintenance materials.

Customer Service and Satisfaction Our sales personnel are highly-trained and knowledgeable about the technical and design aspects of our products. We offer weekly do-it-yourself classes in all of our showrooms. In addition, we provide one-on-one installation training as required to meet customer needs. We offer a liberal return policy, with no restocking fees.

Worldwide Sourcing Capabilities We have long-standing relationships with producers of our tiles throughout the world and work with them to design products exclusively for us. We believe that these direct relationships differentiate us from our competitors, who generally purchase commodity products through distributors. We are often the largest or exclusive customer for many of our producers.

Proprietary Branding We sell the majority of our products under our proprietary brand names, which help us to differentiate our products from those of our competitors. We offer products across a range of price points and quality levels that allow us to target discrete market segments and to appeal to diverse groups of customers.

Centralized Distribution System We service our retail locations from four distribution centers. Our distribution centers can cost-effectively service stores within a 700-mile radius, providing us with the ability to open new locations in markets where we believe that we have a competitive advantage or see attractive demographics.

Growth Strategy

We intend to increase our net sales and profitability through a combination of new store openings, store re-models and same store sales growth. In the five years ended December 31, 2013, we grew through a combination of opening 47 new retail locations and increases in same store sales. We expect to continue to gain market share. Specific elements of our strategy for continued growth include the following:

Open New Stores We believe that the highly-fragmented U.S. retail tile market provides us with a significant opportunity to expand our store base. During 2013, we opened 20 new stores. We intend to open 20 new stores in 2014, in new markets and our existing markets, northeast, southeast, midwest, and mid-Atlantic regions of the United States. We believe that there will continue to be additional expansion opportunities in the United States. We expect our store base growth to increase operational efficiencies.

Increase Sales and Profitability of Existing Stores We believe that our ongoing investment in new products, store re-models and training program for our sales associates, together with our associate incentive compensation structure, will result in continued same store sales growth.

Sales Model

We appeal to customers who desire high-quality products at an attractive value. We principally sell our products directly to homeowners. We also sell products to contractors, who are primarily small businesses that have been hired by homeowners to complete tile projects. We believe that due to the average cost and relative infrequency of a tile purchase, many of our customers conduct extensive research using multiple channels before making a purchase decision. Our sales strategy emphasizes customer service by providing comprehensive and convenient education tools on our website and in our stores for our customers to learn about our products and the tile installation process. Our website contains a broad range of information regarding our tile products, setting and maintenance materials, and accessories. Customers can order samples, view catalogs, or purchase products from either our stores or website. Customers can choose to have their purchases delivered or picked up at one of our stores. We strive to make our customers’ transactions easy and efficient.

Our stores are designed to emphasize our products in a visually appealing showroom format. Our typical store is approximately 23,000 square feet, with approximately 19,000 square feet devoted to the showroom and the balance being warehouse space, which is used primarily to hold customer orders waiting to be picked up or delivered. Our stores are typically accessible from major roadways and have significant visibility to passing traffic. We can adapt to a range of existing buildings, whether free-standing or in shopping centers.

Unlike many of our competitors, we devote a substantial portion of our retail store space to showrooms, including samples of our over 4,500 products and up to 70 different vignettes of bathrooms, kitchens, fireplaces, foyers, outdoor living, and other settings that showcase our products. Our showrooms are designed to provide our customers with a better understanding of how to integrate various types of tile in order to create an attractive presentation in their homes. Each store is also equipped with a consumer training center designed to teach customers how to properly install tile.

A typical store staff consists of a manager and 6 to 15 sales and warehouse associates. Our store managers are responsible for store operations and for overseeing our customers’ shopping experience. Our store associates have flexibility to meet or beat competitor pricing.

We offer financing to customers through a branded credit card provided by a third-party consumer finance company. These credit cards, which can only be used in our stores and on our website, provide customers with a 10% discount on all purchases. In 2013, approximately 6.3% of our sales were made using our branded credit card.

Marketing

We utilize a variety of methods to market to our customer base and attract new customers to our retail locations and website. We establish and maintain our market presence through strong execution of our in-store branding and execution, best-in-class and unique product assortment, personalized customer service, and attractive and competitive pricing. In addition, we are very active in social media and employ a dynamic, data-driven marketing approach that focuses on the most qualified customers that are actively researching our products. We also partner extensively with local and national designers as well as sponsoring nationally recognized home improvement shows. Our advertising expenditures largely fall into the above mentioned categories.

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

Products

We offer a complete assortment of tile products, generally sourced directly from producers, including ceramic, porcelain, glass, and stainless steel manufactured tiles, marble, granite, quartz, sandstone, travertine, slate, and onyx natural tiles. We also offer a broad range of setting and maintenance materials, such as thinset, grout and sealers, and accessories, including installation tools, shower and bath caddies, drains, and similar products. We sell most of our products under our proprietary brand names. In total, we offer over 4,500 different tile, setting and maintenance materials, and accessory products. In 2013, our net sales were 52% from stone products, 32% from ceramic products, and 16% from setting and maintenance products. These amounts compare to 53% from stone products, 30% from ceramic products, and 17% from setting and maintenance products in 2012.

Manufacturers

We have long-standing relationships with manufacturers of our tiles throughout the world and work with them to design products exclusively for us.   We believe that these direct relationships differentiate us from our competitors, who generally purchase commodity products through distributors. We are often the largest or exclusive customer for many of our suppliers, which we believe enables us to obtain better prices in some circumstances.

We currently purchase tile products from approximately 130 different producers. Our top 10 tile suppliers accounted for approximately 52% of our tile purchases in 2013. We believe that alternative and competitive suppliers are available for most of our products. In 2013, approximately 60% of our purchased product was sourced from Asia, 33% from Europe, 4% from North America and 3% from South America. Our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution and Order Fulfillment

We take possession of our products in the country of origin and arrange for transportation to our distribution centers located in Wisconsin, Michigan, Virginia and Oklahoma. We maintain a large inventory of products in order to fulfill customer orders and minimize delays in delivery. We manufacture our setting and maintenance materials at our Wisconsin, Michigan, Virginia and Oklahoma locations.

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

Competition

The retail tile market is highly-fragmented. We compete directly with large national home centers that offer a wide range of home improvement products in addition to tile, such as Home Depot and Lowe’s; regional and local specialty retailers of tile, such as Tile America, World of Tile, Arizona Tile, Century Tile, and Floor and Décor; factory-direct stores, such as Dal-Tile and Florida Tile; and a large number of privately-owned, single-site stores. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl sheet. The barriers to entry into the retail tile industry are relatively low and new or existing tile retailers could enter our markets and increase the competition that we face. Many of our competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied product offerings, and greater financial, technical, and other resources.

We believe that the key competitive factors in the retail tile industry include:

•	product assortment;

•	product presentation;

•	customer service;

•	store location;

•	immediacy of inventory; and

•	price.

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

Employees

As of December 31, 2013, we had 1,214 employees, 1,200 of whom were full-time and none of whom were represented by a union. Of these employees, 834 work in our stores, 72 work in corporate, store support, infrastructure or similar functions, and 308 work in distribution and manufacturing facilities. We believe that we have good relations with our employees.

Property and Trademarks

We have registered and unregistered trademarks for all of our brands, including 15 registered marks and 2 pending trademark applications marks in the United States. We regard our intellectual property as having significant value and our brands are an important factor in the marketing of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.

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

We maintain a Web site at www.tileshop.com, the contents of which are not part of or incorporated by reference into this Annual Report on Form 10-K. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports available on our Web site, free of charge, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. Our Code of Business Conduct and Ethics, as well as any waivers from and amendments to the Code of Business Conduct and Ethics, are also posted on our Web site.

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

Our revenues depend, in part, on discretionary spending by our customers. Pressure on discretionary income brought on by economic downturns and slow recoveries, including housing market declines, rising energy prices, and weak labor markets, may cause consumers to reduce the amount that they spend on discretionary items. If recovery from the current economic downturn continues to be slow or prolonged, our growth, prospects, results of operations, cash flows, and financial condition could be adversely impacted. General economic conditions and discretionary spending are beyond our control and are affected by, among other things:

•	consumer confidence in the economy;

•	unemployment trends;

•	consumer debt levels;

•	consumer credit availability;

•	data security and privacy concerns;

•	the housing market;

•	gasoline and fuel prices;

•	interest rates and inflation;

•	price deflation, including due to low-cost imports;

•	slower rates of growth in real disposable personal income;

•	natural disasters and unpredictable weather;

•	national security concerns;

•	tax rates and tax policy; and

•	other matters that influence consumer confidence and spending.

Increasing volatility in financial markets may cause some of the above factors to change with an even greater degree of frequency and magnitude than in the past.

Our ability to grow and remain profitable may be limited by direct or indirect competition in the retail tile industry, which is highly competitive.

The retail tile industry in the United States is highly competitive. Participants in the tile industry compete primarily based on product variety, customer service, store location, and price. There can be no assurance that we will be able to continue to compete favorably with our competitors in these areas. Our store competitors include large national home centers (such as Home Depot and Lowe’s), regional and local specialty retailers of tile (such as Tile America, World of Tile, Century Tile, and Floor and Décor), factory direct stores (such as Dal-Tile and Florida Tile) and privately-owned, single-site stores. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl sheet. In the past, we have faced periods of heightened competition that materially affected our results of operations. Certain of our competitors have greater name recognition, longer operating histories, more varied product offerings, and substantially greater financial and other resources than us. Accordingly, we may face periods of intense competition in the future that could have a material adverse effect on our planned growth and future results of operations. Moreover, the barriers to entry into the retail tile industry are relatively low. New or existing retailers could enter our markets and increase the competition that we face. In addition, manufacturers and vendors of tile and related products, including those whose products we currently sell, could enter the U.S. retail tile market and start directly competing with us. Competition in existing and new markets may also prevent or delay our ability to gain relative market share. Any of the developments described above could have a material adverse effect on our planned growth and future results of operations.

If we fail to successfully manage the challenges that our planned growth poses or encounter unexpected difficulties during our expansion, our revenues and profitability could be materially adversely affected.

One of our long term objectives is to increase revenues and profitability through market share leadership. Our ability to achieve market share leadership, however, is contingent upon our ability to open new stores and achieve operating results in new stores at the same level as our similarly situated current stores. There can be no assurance that we will be able to open stores in new markets at the rate required to achieve market leadership in such markets, identify and obtain favorable store sites, arrange favorable leases for stores, or obtain governmental and other third- party consents, permits, and licenses needed to open or operate stores in a timely manner, train and hire a sufficient number of qualified managers for new stores, attract a strong customer base and brand familiarity in new markets, or successfully compete with established retail tile stores in the new markets that we enter. Failure to open new stores in an effective and cost-efficient manner could place us at a competitive disadvantage as compared to retailers who are more adept than us at managing these challenges, which, in turn, could negatively affect our overall operating results.

Our same store sales fluctuate due to a variety of economic, operating, industry and environmental factors and may not be a fair indicator of our overall performance.

Our same store sales have experienced fluctuations, which can be expected to continue. Numerous factors affect our same store sales results, including among others, the timing of new and relocated store openings, the relative proportion of new and relocated stores to mature stores, cannibalization resulting from the opening of new stores in existing markets, changes in advertising and other operating costs, the timing and level of markdowns, changes in our product mix, weather conditions, retail trends, the retail sales environment, economic conditions, inflation, the impact of competition, and our ability to execute our business strategy efficiently. As a result, same store sales or operating results may fluctuate, and may cause the price of our securities to fluctuate significantly. Therefore, we believe that period-to-period comparisons of our same store sales may not be a reliable indicator of our future overall operating performance.

We intend to open additional stores in both our existing markets and new markets, which poses both the possibility of diminishing sales by existing stores in our existing markets and the risk of a slow ramp-up period for stores in new markets.

Our expansion strategy includes plans to open 20 additional stores in existing markets and new markets in 2014. Because our stores typically draw customers from their local areas, additional stores may draw customers away from nearby existing stores and may cause same store sales performance at those existing stores to decline, which may adversely affect our overall operating results. Additionally, stores in new markets typically have a ramp-up period before sales become steady enough for such stores to be profitable. Our ability to open additional stores will be dependent on our ability to promote and/or recruit enough qualified field managers, store managers, assistant store managers, and sales associates. The time and effort required to train and supervise a large number of new managers and associates and integrate them into our culture may divert resources from our existing stores. If we are unable to profitably open additional stores in both new and existing markets and limit the adverse impact of those new stores on existing stores, it may reduce our same store sales and overall operating results during the implementation of our expansion strategy.

Our expansion strategy will be dependent upon, and limited by, the availability of adequate capital.

Our expansion strategy will require additional capital for, among other purposes, opening new stores, distribution centers, and manufacturing facilities as well as entering new markets. Such capital expenditures will include researching real estate and consumer markets, lease, inventory, property and equipment costs, integration of new stores and markets into company-wide systems and programs, and other costs associated with new stores and market entry expenses and growth. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. In addition, our credit facility may limit the amount of capital expenditures that we may make annually, depending on our leverage ratio. If we fail to obtain sufficient additional capital in the future or we are unable to make capital expenditures under our credit facility, we could be forced to curtail our expansion strategies by reducing or delaying capital expenditures relating to new stores and new market entry. As a result, there can be no assurance that we will be able to fund our current plans for the opening of new stores or entry into new markets.

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

We source the approximately 4,500 products that we stock and sell from over 130 domestic and international vendors. We source a large number of those products from foreign manufacturers, including approximately 52% of our products from a group of 10 suppliers located in Asia and Europe. We generally take title to these products overseas and are responsible for arranging shipment to our distribution centers. Financial instability among key vendors, political instability, trade restrictions, tariffs, currency exchange rates, and transport capacity and costs are beyond our control and could negatively impact our business if they seriously disrupt the movement of products through our supply chain or increased the costs of our products.

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

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, and sales personnel. Our executive officers include Robert Rucker, president and chief executive officer; Chris Homeister, chief operating officer; Timothy Clayton, chief financial officer; Carl Randazzo, senior vice president — retail; and Joseph Kinder, senior vice president — operations. We have employment and non-compete arrangements with each of Messrs. Rucker, Homeister, Clayton, Randazzo, and Kinder. If any of these executive officers ceases to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully hire other experienced and qualified executive officers cannot be assured, and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. As a result, the loss or unavailability of any of our executive officers could have a material adverse effect on us.

We have entered into a $120 million credit facility. The burden of this additional debt could adversely affect us, make us more vulnerable to adverse economic or industry conditions, and prevent us from fulfilling our debt obligations or from funding our expansion strategy.

In connection with the Business Combination, we issued promissory notes in an aggregate principal amount of approximately $70 million, which we fully repaid as of December 31, 2013. We have entered into a credit facility with Bank of America, N.A., as administrative agent and The Huntington National Bank, as syndication agent, for $120 million, including a term loan of $25 million and a revolving credit facility of $95 million, which we have used, in part, to repay the promissory notes issued in connection with the Business Combination. The terms of our credit facility and the burden of the indebtedness incurred thereunder could have serious consequences for us, such as:

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

As our stores are generally concentrated in the midwestern, mid-Atlantic and northeast regions of the United States, we are subject to regional risks.

We have a high concentration of stores in the midwestern, mid-Atlantic and northeast regions. If these markets individually or collectively suffer an economic downturn or other significant adverse event, there could be an adverse impact on same store sales, revenues, and profitability, and the ability to implement our planned expansion program. Any natural disaster, extended adverse weather or other serious disruption in these markets due to fire, tornado, hurricane, or any other calamity could damage inventory and could result in decreased revenues.

Our results may be adversely affected by fluctuations in material and energy costs.

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

We may not be able to adjust the prices of our products, especially in the short-term, to recover these cost increases in materials and energy. A continual rise in material and energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our financial condition and results of operations.

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

We rely on four regional distribution centers to supply products to all of our retail stores. In addition, we rely on our manufacturing centers, located at our distribution centers, to manufacture our setting and maintenance materials. If any of these facilities, or the inventory stored in these facilities, were damaged or destroyed by fire or other causes, our distribution or manufacturing processes would be disrupted, which could cause significant delays in delivery. This could negatively impact our ability to stock our stores and deliver products to our customers, and cause our revenues and operating results to deteriorate.

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

In addition, in the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information. We are continually evaluating our systems associated with the collection, security, and handling of personal information and intend to make any required changes or enhancements in our systems and policies in response to this assessment. Our failure to properly comply with relevant laws, a breach of our network security and systems, or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ personal information could have serious negative consequences for our business, including possible fines, penalties and damages, an unwillingness of customers to provide us with their credit card or payment information, harm to our reputation and brand, loss of our ability to accept and process customer credit card orders, and time-consuming and expensive litigation.

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

Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially hold approximately 45% of our outstanding shares of common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our securities.

Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

In connection with the Business Combination and the underwritten public offerings of our common stock by certain of our stockholders in December 2012 and June 2013, our officers, directors and certain stockholders, who, immediately following the Business Combination, collectively held an aggregate of 34,305,233 shares of our common stock, agreed to refrain from selling such shares for periods of time that have now passed. As a result, our directors, officers and the selling stockholders in the December 2012 and June 2013 underwritten public offerings may sell their shares at any time, subject to compliance with applicable securities laws. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock.

In addition, the former direct and indirect holders of equity interests in The Tile Shop and the JWCAC founders hold registration rights, subject to certain limitations, with respect to our common stock that they received in the Business Combination pursuant to a registration rights agreement. The holders of a majority in interest of our common stock held by the former direct and indirect holders of equity interests in The Tile Shop will be entitled to require us, on up to four occasions, to register under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that they received in the Business Combination. The holders of a majority in interest of our common stock held by the JWCAC founders will be entitled to require us, on up to two occasions, to register under the Securities Act the shares of common stock that they received in the Business Combination, and any shares that may be issued pursuant to the exercise of certain warrants held by them. As of the date of this report, we have effected two registrations pursuant to such agreements. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock.

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

Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	the effects of seasonality on our business cycle;

•	success of competitive retailers;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	research reports published regarding our business;

•	changes in financial estimates and recommendations by securities analysts concerning us, the housing market, the retail specialty tile market, or the retail market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of substantial amounts of common stock by our directors, executive officers, or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, and acts of war or terrorism.

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

We are a holding company with no business operations of our own or material assets other than the equity of our subsidiaries. All of our operations are conducted by our subsidiary, The Tile Shop. As a holding company, we will require dividends and other payments from our subsidiaries to meet cash requirements. The terms of any future credit facility may restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us, although our current facility does not restrict this action. If there is an insolvency, liquidation, or other reorganization of any of our subsidiaries, our stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before us, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If The Tile Shop is unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2013, we operated 88 stores located in 28 states with an average square footage of approximately 23,000 square feet.

We lease all of our stores. Our 15,000 square foot headquarters in Plymouth, Minnesota is attached to our flagship retail store. We own four regional facilities used for distribution of purchased product and manufacturing of maintenance and setting materials, located in Spring Valley, Wisconsin; Ottawa Lake, Michigan; Ridgeway, Virginia; and Durant, Oklahoma, which consist of 51,000, 271,000, 134,000, and 150,000 square feet, respectively.

We believe that our material property holdings are suitable for our current operations and purposes. In order to continue executing our growth strategy, we intend to open 20 new retail locations in 2014.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any legal proceeding which we expect to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

None.

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on The NASDAQ Global Market under the symbol “TTS” since the consummation of the Business Combination on August 21, 2012. Prior to this time, there was no public market for our common stock. Our Public Warrants (as defined in Item 13. “Certain Relationships and Related Transactions-Warrant Agreement,”) were previously on the Over- the-Counter Bulletin Board under the symbol “TTSAW.” The following table shows the high and low sale prices per share of our common stock and Public Warrants as reported on The NASDAQ Global Market and the Over-the-Counter Bulletin Board for the periods indicated:

		Common Stock		Public Warrants (1)
	Quarter	High	Low	High	Low
Fiscal 2012	Third (beginning August 21, 2012)	$16.99	$11.75	$3.60	$1.05
	Fourth	$17.56	$12.00	$6.85	$3.05

Fiscal 2013	First	$22.39	$16.41	$5.21	$10.48
	Second	$30.33	$19.69	$9.57	$9.82
	Third	$30.88	$24.72	$-	$-
	Fourth	$29.90	$10.05	$-	$-

(1)	Following the second quarter of fiscal 2013, no warrants remain outstanding.

As of February 21, 2014, we had approximately 33 holders of record of our common stock. All our Public Warrants were either exercised or redeemed during the year ended December 31, 2013. This figure does not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

As of February 21, 2014, we had outstanding a total of 51,230,600 shares of common stock and no warrants.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The graph and table below present the Company’s cumulative total stockholder returns relative to the performance of the S&P SmallCap 600 and the Dow Jones U.S. Furnishings Index for the period commencing August 22, 2012, the date of the Business Combination, and ending December 31, 2013, the last trading day of fiscal 2013. The comparison assumes $100 invested at the close of trading on August 22, 2012 in (i) the Company’s common stock, (ii) the stocks comprising the S&P SmallCap 600, and (iii) the stocks comprising the Dow Jones U.S. Furnishings Index. All values assume that all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end amounts based on the last trading day in each fiscal quarter. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

	August 22, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Tile Shop Holdings, Inc.	$100.00	$129.46	$161.62	$222.77	$226.85	$139.00
S&P Small Cap 600	$100.00	$104.18	$116.44	$120.57	$133.11	$145.76
Dow Jones U.S. Furnishings Index	$100.00	$114.95	$148.24	$141.74	$150.66	$167.14

Source: Market Watch

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from (i) our audited financial statements included elsewhere in this report as of December 31, 2013 and for the year ended December 31, 2013, (ii) The Tile Shop’s audited financial statements included elsewhere in this report as of December 31, 2012 and for the years ended December 31, 2012 and 2011 and (iii) The Tile Shop’s audited financial statements not included in this report as of December 31, 2011 and 2010 and for the years ended December 31, 2010 and 2009. The following selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	As of December 31, or for the year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share)
Statement of Income Data
Net sales	$229,564	$182,650	$152,717	$135,340	$116,247
Cost of sales	68,755	49,626	40,321	36,124	31,706
Gross profit	160,809	133,024	112,396	99,216	84,541
Selling, general and administrative expenses	127,731	94,716	78,368	68,105	60,051
Deferred compensation expense	-	3,897	1,415	450	120
Income from operations	33,078	34,411	32,613	30,661	24,370
Interest expense	2,581	1,252	443	467	545
Change in fair value of warrants	54,219	82,063	-	-	-
Other income (expense)	4	15	(77)	124	73
(Loss) income before income taxes	(23,718)	(48,889)	32,093	30,318	23,898
(Provision for) benefit from income taxes(1)	(11,942)	2,002	(733)	(609)	(675)
Net (loss) income	$(35,660)	$(46,887)	$31,360	$29,709	$23,223
Earnings per share(1)	(0.72)	$(1.31)	$0.97	$0.92	$0.72
Weighted average shares outstanding	49,600	35,838	32,261	32,330	32,330
Balance Sheet Data
Cash and cash equivalents	$1,761	$2,987	$6,283	$14,117	$17,850
Inventories	67,756	46,890	43,744	35,358	26,342
Total assets	242,769	176,074	119,005	108,890	95,632
Warrant liability	-	95,645	-	-	-
Total debt and capital lease obligations, including current maturities	96,396	74,824	4,853	5,582	4,574
Total stockholders' equity	79,863	(44,763)	75,147	69,437	62,000
Working capital	51,719	35,934	34,852	34,895	31,851
Cash Flow Data
Net cash provided by operating activities	$21,211	$47,222	$34,722	$32,461	$34,729
Net cash used in investing activities	(52,955)	(29,064)	(18,561)	(14,376)	(8,267)
Net cash used in financing activities	30,518	(21,454)	(23,995)	(21,818)	(12,243)
Other Selected Financial Data (unaudited)
Adjusted EBITDA(2)	$54,294	$50,634	$42,602	$38,472	$31,576
Adjusted EBITDA margin(2)	23.7%	27.7%	27.9%	28.4%	27.2%
Gross margin(3)	70.0%	72.8%	73.6%	73.3%	72.7%
Operating income margin(4)	14.4%	18.8%	21.4%	22.7%	21.0%
Same stores sales growth(5)	12.4%	7.1%	6.4%	11.4%	(4.6%)
Stores open - end of period	88	68	53	48	41

(1)	Historical amounts do not include pro forma adjustments for income taxes as a result of our change in tax status, which was effective on August 21, 2012 upon consummation of the Business Combination.
(2)

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States, or GAAP, and adjusting interest expense, income taxes, depreciation and amortization, non-cash change in fair value of warrants, non-recurring items including equity related transaction costs, other items (including special investigation costs), deferred compensation expense, and stock based compensation expense. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

(3)	Gross margin is gross profit divided by net sales.
(4)	Operating income margin is income from operations divided by net sales.
(5)

Same store sales growth is the percentage change in sales of comparable stores period over period. A store is considered comparable on the first day of the 13th month of operation. Same store sales growth amounts include total charges to customers less any actual returns. We do not include estimated return provisions or sale allowances in the same store sales calculation, as return reserves are calculated on a consolidated level. Same store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses.

Reconciliation of Non-GAAP Adjusted EBITDA to GAAP Net Income (loss)

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net (loss) income	$(35,660)	$(46,887)	$31,360	$29,709	$23,223
Interest expense	2,581	1,252	443	467	545
Income taxes	11,942	(2,002)	733	609	675
Change in fair value of warrants	54,219	82,063	-	-	-
Depreciation and amortization	14,316	10,530	8,651	7,237	7,013
Deferred compensation expense	-	3,897	1,415	450	120
Non-recurring transaction related costs	2,216	400	-	-	-
Stock-based compensation	4,680	1,381	-	-	-
Adjusted EBITDA	$54,294	$50,634	$42,602	$38,472	$31,576

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with “Selected Historical Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in the Annual Report on Form 10-K. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than are included in the following discussion. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “may,” “might,” “will,” “will likely result,” “should,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “potential,” “continue,” “believes” and similar expressions, although some forward-looking statements are expressed differently. The forward-looking statements in this Form 10-K relate to, among others things, statements relating to our anticipated new store openings; our business strengths and competitive advantages; expenses as a result of becoming a public company; legal proceedings; our intended future process for determining and assessing compensation; our expectations for the future use of equity incentive plans; our expectations regarding financing arrangements; our retail sales and market share expectations; depreciation and amortization expense; supply costs and expectations; costs and adequacy of insurance; our expectations with respect to ongoing compliance with the terms of our credit facility; the effect of regulations on us and our industry and our compliance with such regulations; and our anticipated revenues, expenses, and capital requirements.

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

There is no assurance that our expectations will be realized. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated, or projected. Such risks and uncertainties also include those set forth under “Risk Factors” in Item 1A of this Form 10-K. Our forward-looking statements speak only as of the time that they are made and do not necessarily reflect our outlook at any other point in time. Except as required by law or regulation, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason.

Overview

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of December 31, 2013, operated 88 stores in 28 states, with an average size of 23,000 square feet. We also sell our products on our website.

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

We believe that the highly-fragmented U.S. retail tile market provides us with a significant opportunity to expand our store base. We opened 20 new stores in the U.S. in 2013, and plan to open 20 stores in 2014. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies.

In 2013, we reported net sales and income from operations of $229.6 million and $33.1 million, respectively. From December 31, 2009 to December 31, 2013, our net sales and income from operations increased at compounded annual growth rates of 18.5% and 7.9%, respectively. During that period, we opened 47 new retail locations and focused on cost control and implementing selected price increases in order to maintain our gross profit and income from operations. We plan to continue to focus on store growth.

Net cash flows provided by operating activities were $21.2 million and $47.2 million for 2013 and 2012, respectively, which were used to fund capital expenditures for opening new stores and daily operations. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows and with borrowings pursuant to our credit facility. As of December 31, 2013, we had cash of $1.8 million and working capital of $51.7 million.

We plan to continue to invest in strong customer service by leveraging our highly-trained staff from our existing store base to train new store staff. We also continue to invest in our marketing and brand management, website improvements, and growing use of social media. We also plan to maintain our marketing and brand management by periodically remodeling our in-store displays and developing content about our store and products for smart phones and tablets. In 2013, approximately 50% of our net sales were from repeat customers.

As a result of the Business Combination, during 2013 we incurred incremental general and administrative expenses of approximately $2.5 million that are attributable to operating as a publicly traded company, and supporting our more rapid growth strategy. These incremental public company expenses include annual and quarterly reporting; Sarbanes-Oxley compliance expenses; expenses associated with listing on The NASDAQ Global Market; chief financial officer, chief operating officer and additional staff compensation; legal fees; independent auditor fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; and director compensation. In addition, we incurred approximately $4.7 million of non-cash, stock-based compensation expense in 2013.

We also incurred a non-cash charge related to the change in the fair value of the warrant liability of $54.2 million in 2013, based on the fluctuation in the trading price of the stock purchase warrants.

Key Components of our Consolidated Statements of Income

Net Sales Net sales represents total charges to customers and includes freight charged to customers. We recognize sales at the time that the customer takes possession of the merchandise. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Sales and other taxes are recorded in the consolidated balance sheets but excluded from the consolidated statements of income. The increase in net sales in recent years has been a result of store base growth, increases in same store sales, expansion of product lines, and a gradually improving national economy.

The table below sets forth information about our same store sales growth from fiscal 2011 to fiscal 2013. Our increase in same store sales growth is primarily attributable to increases in number of orders, as well as average order size. The increase in net sales has also been a result of growing our store base in recent years. Same store sale amounts include total charges to customers less any actual returns. We do not include estimated return provisions or sales allowances in the same store sales calculation, as return reserves are calculated at the consolidated level. In general, we consider a store comparable on the first day of the 13th month of operation.

	Years Ended December 31,
	2013	2012	2011
Same store sales growth	12.4%	7.1%	6.4%

We opened twenty, fifteen and five new stores in 2013, 2012 and 2011, respectively. Net sales at new stores are generally lowest in the first few months after a location is opened and generally increase over time. We expect a store’s net sales to increase faster during its first three years of operation than in its later years. Store locations opened in existing markets tend to have higher net sales in the first year of operation than store locations opened in new markets, as a portion of such net sales come from more mature stores in those markets.

Cost of Sales Cost of sales consists primarily of material costs, freight, duties, and storage and delivery of product to customers from stores, as well as costs associated with manufacturing of maintenance materials.

Gross Profit Gross profit is net sales less cost of sales. Gross margin is the percentage determined by dividing gross profit by net sales. In 2013, 2012 and 2011, our gross margin was 70.0%, 72.8%, and 73.6%, respectively. We have been able to maintain relatively stable gross margins as a result of product cost control and retail price adjustments, in the past. However, increases in freight and distribution costs, along with increased discounts and promotional activity adversely impacted our gross margins by approximately 200 basis points in 2013.

Selling, General and Administrative Expenses Payroll costs and occupancy expenses have historically been our most significant selling, general, and administrative expenses. Payroll costs exclude costs associated with manufacturing labor costs, as those costs are included in cost of sales. In 2013, 2012, and 2011, our selling, general, and administrative expense as a percentage of net sales was 55.6%, 51.9% and 51.3%, respectively. Our payroll costs have increased as a percentage of net sales over the last three years primarily due to increased store base growth and investments in support infrastructure. Advertising costs have increased as a percentage of net sales due new marketing efforts. Our selling, general and administrative expenses have increased as we add administrative and sales personnel, continue making investments in our corporate infrastructure to support our growth, and incur expenses attributable to operating as a publicly traded company. These costs include those associated with SEC reporting, Sarbanes-Oxley compliance, and listing on The NASDAQ Global Market, as well as increased financial personnel, professional fees, insurance costs and director compensation. In addition, since becoming a public company, we have utilized stock options and restricted stock as a significant element of our long term incentive plan for executive and non-executive employees. These costs were new in 2012 and grew significantly in 2013 to $4.7 million from $1.4 million in the prior year. They will continue to grow in 2014, but at a slower rate.

Pre-opening costs Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs, occupancy costs and promotional costs. Pre-opening costs are expensed as incurred and recorded in selling, general and administrative expenses.

Income Taxes As of August 21, 2012, we are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rates in fiscal 2013 are not necessarily indicative of the effective tax rate that may be expected for fiscal year 2014 or future periods.

Adjusted EBITDA

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States, or GAAP, and adjusting interest expense, income taxes, depreciation and amortization, non-cash change in fair value of warrants, non-recurring items including equity related transaction costs, other items (including special investigation costs), deferred compensation expense, and stock based compensation expense. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net (loss) income	$(35,660)	$(46,887)	$31,360	$29,709	$23,223
Interest expense	2,581	1,252	443	467	545
Income taxes	11,942	(2,002)	733	609	675
Change in fair value of warrants	54,219	82,063	-	-	-
Depreciation and amortization	14,316	10,530	8,651	7,237	7,013
Deferred compensation expense	-	3,897	1,415	450	120
Non-recurring transaction related costs	2,216	400	-	-	-
Stock-based compensation	4,680	1,381	-	-	-
Adjusted EBITDA	$54,294	$50,634	$42,602	$38,472	$31,576

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

	Years Ended December 31,
	2013	% of sales		2012	% of sales
	(in thousands)
Net sales	$229,564			$182,650
Cost of sales	68,755	30.0%		49,626	27.2%
Gross profit	160,809	70.0%		133,024	72.8%
Selling, general and administrative expenses	127,731	55.6%		94,716	51.9%
Deferred compensation expense	-	0.0%		3,897	2.1%
Income from operations	33,078	14.4%		34,411	18.8%
Interest expense	2,581	1.1%		1,252	0.7%
Change in fair value of warrants	54,219	23.6%		82,063	44.9%
Other income (expense)	4	0.0%		15	0.0%
Loss before income taxes	(23,718)	(10.3%	)	(48,889)	(26.8%	)
(Provision) benefit for income taxes	(11,942)	(5.2%	)	2,002	1.1%
Net income (loss)	$(35,660)	(15.5%	)	$(46,887)	(25.7%	)

Net Sales Net sales from fiscal year 2012 to fiscal year 2013, our net sales increased by $46.9 million, or 25.7%, to $229.6 million. This increase is primarily due to net sales of $24.4 million from 20 new stores, a full year of the 15 stores opened in 2012, and strong same store sales growth.

Gross Profit Gross profit increased $27.8 million, or 20.9%, from fiscal year 2012 to fiscal year 2013 primarily due to the increase in net sales. Gross margin decreased from 72.8% in 2012 to 70.0% in 2013, or (3.8%). The decrease in margin can be attributed to slight increases in product acquisition, freight and distribution costs during the year ended December 31, 2013. In addition, we have used selective product related promotions and shipping discounts to generate or secure sales. All of these actions are specifically designed to drive traffic and enhance customer satisfaction. In view of our overall strong gross margins, we believe that an aggressive approach to capturing market share, while impacting gross margins slightly in the short term, serves to enhance our long-term prospects.

Selling, General and Administrative Expenses Selling, general, and administrative expenses increased by $33.0 million, or 34.9%, in fiscal year 2013 compared to fiscal year 2012. As a percentage of net sales, selling, general, and administrative expenses increased from 51.9% in 2012 to 55.6%, or by 7.1%. The increase in selling, general, and administrative expenses was primarily due to increased payroll, rent and occupancy costs, as well as depreciation and amortization due to opening 20 new stores during the year ended December 31, 2013 as well as a full year of costs associated to 15 stores that we opened during the year ended December 31, 2012. Payroll costs increased by $11.0 million, driven by growing store base and new employee additions on store and corporate levels, as well as increased employee compensation costs, including increased stock-based compensation expense of $3.3 million. Rent, depreciation and amortization increased by $3.8 million from fiscal year 2012 to fiscal year 2013. Professional fees associated with being a public company and fulfilling certain resale registration obligations increased approximately $2.4 million in 2013 as compared to 2012.

Pre-opening Costs Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the years ended December 31, 2013 and 2012, we reported pre-opening costs of $2.4 million and $1.1 million, respectively.

Deferred Compensation Expense We had no deferred compensation expense in 2013 compared to $3.9 million in 2012. The decrease in deferred compensation expense was due to the termination of The Tile Shop’s historical equity incentive deferred compensation plan, or the Deferred Compensation Plan, and the related cash payment to each former participant in our Deferred Compensation Plan in August 2013, as well as accelerated vesting of certain membership interests in The Tile Shop in connection with the consummation of the Business Combination during 2012. We will not recognize any additional expense related to the foregoing Business Combination matters in 2014.

Income From Operations and Operating Margin As a result of the above, income from operations decreased by $1.3 million, or (3.9%), from fiscal year 2012 to fiscal year 2013. Operating income margin decreased from 18.8% to 14.4%, or by (23.4%).

Interest Expense Interest expense increased $1.3 million, or 106.2%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase is due to an increase in debt outstanding from borrowings under our credit facility, which was outstanding for the full year.

Change in Fair Value of Warrants The decrease in change in fair value of warrant liability of $27.8 million relates to a non-cash charge for the change in the fair value of the outstanding warrants during the year ended December 31, 2013. The warrants were assumed by the Company in connection with the Business Combination on August 21, 2012. As of December 31, 2013, the warrants were fully exercised or redeemed, and no further expense will be recorded for these warrants in future periods.

Income Tax (Provision) Benefit Income tax provision increased by $14.0 million to $11.9 million for the year ended December 31, 2013 compared to a benefit of $2.0 million for the year ended December 31, 2012 due to higher taxable income. The Company was not a taxable entity until August 21, 2012.

Net (Loss) Income Primarily as a result of the change in the fair value of the warrant liability described above, we recorded a net loss of $35.7 million for the year ended December 31, 2013 compared to a net loss of $46.9 million in the previous year. Excluding the change in fair value of warrants, which was $54.2 million for the year ended December 31, 2013 and $82.1 million for the year ended December 31, 2012, net income was $18.6 million and $35.2 million for the years ended December 31, 2013 and 2012, respectively, which represents a decrease of $16.6 million, or 47% as compared to the previous year. This decrease is primarily the result of becoming a taxable entity late in 2102. We believe this non-GAAP measure is useful because it excludes a significant item that is considered to be non- operational and of a non-cash nature, and which will change from period to period due to the impact of market fluctuations. The non-GAAP measure thereby facilitates our evaluation of current operating performance and comparisons to past operating performance.

Comparison of the Year Ended December 31, 2012 and the Year Ended December 31, 2011

	Years Ended December 31,
	2012	% of sales		2011	% of sales
	(in thousands)
Net sales	$182,650			$152,717
Cost of sales	49,626	27.2%		40,321	26.4%
Gross profit	133,024	72.8%		112,396	73.6%
Selling, general and administrative expenses	94,716	51.9%		78,368	51.3%
Deferred compensation expense	3,897	2.1%		1,415	0.9%
Income from operations	34,411	18.8%		32,613	21.4%
Interest expense	1,252	0.7%		443	0.3%
Change in fair value of warrants	82,063	44.9%		-	0.0%
Other income (expense)	15	0.0%		(77)	(0.1%	)
(Loss) income before income taxes	(48,889)	(26.8%	)	32,093	21.0%
Benefit (provision) for income taxes	2,002	1.1%		(733)	(0.5%	)
Net (loss) income	$(46,887)	(25.7%	)	$31,360	20.5%

Net Sales From fiscal year 2011 to fiscal year 2012, our net sales increased by $29.9 million, or 19.6%, to $182.7 million. This increase is primarily due to net sales of $11.5 million from 15 new stores and strong same store sales growth.

Gross Profit Gross profit increased $20.6 million, or 18.4% from fiscal year 2011 to fiscal year 2012 primarily due to the increase in net sales. Gross margin decreased from 73.6% in 2011 to 72.8% in 2012, or 0.1%. The change was primarily driven by slightly higher product related costs and transportation expenses.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses increased by $16.3 million, or 20.9%, in fiscal year 2012 compared to fiscal year 2011. As a percentage of net sales, selling, general, and administrative expenses increased from 51.3% in 2011 to 51.9%, or by 1.2%. The increase in selling, general, and administrative expenses was primarily due to increased payroll, rent and occupancy costs, as well as depreciation and amortization. Payroll costs increased by $9.2 million, driven by growing store base and new employee additions on store and corporate levels, as well as increased employee compensation costs, including stock-based compensation expense of $1.4 million. Rent expense increased from by $2.6 million from fiscal year 2011 to fiscal year 2012. Depreciation and amortization increased by $1.9 million from fiscal year 2011 to fiscal year 2012. Higher compliance, regulatory, and personnel costs associated with being a public company also had an impact on selling, general, and administrative expense.

Pre-opening Costs Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs and promotional costs. Pre-opening costs are expensed as incurred and recorded in selling, general and administrative expenses. During the years ended December 31, 2012 and 2011, we reported pre-opening costs of approximately $1.1 million and $0.4 million, respectively.

Deferred Compensation Expense Deferred compensation expense increased $2.5 million, or 175.4% in fiscal year 2012 compared to fiscal year 2011. The increase in deferred compensation expense was primarily due to the termination of The Tile Shop’s historical equity incentive deferred compensation plan, or the Deferred Compensation Plan, and the related agreement to make a lump-sum cash payment to each former participant in our Deferred Compensation Plan, as well as accelerated vesting of certain membership interests in The Tile Shop in connection with the consummation of the Business Combination. We will not recognize any additional expense related to the foregoing.

Income From Operations and Operating Margin As a result of the above, income from operations increased by $1.8 million, or 5.5%, fromfiscal year 2011 to fiscal year 2012. Operating income margin decreased from 21.4% to 18.8%, or by 12.1%. Excluding the non-recurring deferred compensation costs in each period, income from operations would have been $38.3 million for the year ended December 31, 2012 and $34.0 million for the year ended December 31, 2011.

Interest Expense Interest expense increased $0.8 million, or 183%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase is primarily due to interest incurred on the promissory notes issued in connection with the Business Combination, which have been repaid in full, and our new credit facility.

Change in Fair Value of Warrants The increase in change in fair value of warrant liability of $82.1 million, relates to a non-cash charge for the change in the fair value of the outstanding warrants for the year ended December 31, 2012. The warrants were assumed by the Company in connection with the Business Combination on August 21. Subsequent to December 31, 2012, all warrants were fully exercised or redeemed.

Income Tax Benefit (Provision) Income tax benefit increased $2.7 million for the year ended December 31, 2012 compared to a provision of $.7 million for the year ended December 31, 2011 as a result of becoming a taxable entity due to the Business Combination, and because of these developments, we recognized $5.9 million of net deferred tax assets, which was offset by a tax expense of $3.9 million for the period from August 21, 2012 through December 31, 2012.

Net (Loss) Income Primarily as a result of the change in the fair value of the warrant liability described above, we recorded a net loss of $46.9 million for the year ended December 31, 2012 compared to $31.4 million of net income in the previous year. Excluding the change in fair value of warrants, which was $82.1 million for the year ended December 31, 2012, net income would have been $35.2 million, which represented an increase of $3.8 million, or 12.2% as compared to the previous year. We believe this non-GAAP measure is useful because it excludes a significant item that is considered to be nonoperational and of a non-cash nature, and which will change from period to period due to the impact of market fluctuations. The non-GAAP measure thereby facilitates our evaluation of current operating performance and comparisons to past operating performance.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $2.6 million of cash and cash equivalents at December 31, 2013, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for general corporate purposes, including opening new stores, purchasing additional merchandise inventory and maintaining our existing stores.

On October 3, 2012, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit facility with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement, as amended, provides the Company with a $120 million senior secured credit facility, comprised of a five-year $25 million term loan and a $95 million revolving line of credit. The Amended Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At December 31, 2013 and 2012, the base interest rate was 4.25%. At December 31, 2013 and 2012 the LIBOR-based interest rate was 2.408% and 2.615%, respectively. As of December 31, 2013 and 2012, the Company had outstanding borrowings related to the revolving line of credit of $73.5 million and $47.6 million, respectively. The term loan requires quarterly principal payments of $0.9 million. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s and The Tile Shop’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than on terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payment of cash dividends. The Company was in compliance with the covenants during the year ended December 31, 2013, based on an amendment dated April 30, 2013 which excluded the impact of the repurchase of warrants and the repurchase of capital stock, up to the amount of cash proceeds received from warrant exercises, from the calculation of certain financial covenants and an amendment dated July 8, 2013 which excluded the liabilities related to the New Market Tax Credit transaction (see Note 13 to Part II, Item 8) from our leverage ratio.

We have used borrowings during the year ended December 31, 2013 pursuant to the credit agreement for general corporate purchases, working capital, building of new stores and distribution centers and manufacturing facilities, and improvements to existing stores, corporate headquarters and distribution centers. Additional borrowings pursuant to the credit facility may be used to support our growth and for working capital purposes.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

In 2013, we made capital expenditures of approximately $52.9 million. The expenditures included cash paid for new stores, with an aggregate cost of approximately $31.1 million. Approximately $4.6 million was spent to renovate our existing in-store displays and $4.8 million to expand our distribution centers, $8.2 million to complete a new distribution and manufacturing facility and $3.7 million to expand corporate headquarters and expand our existing information technology infrastructure. The remainder of capital expenditures related to general corporate matters.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. As of now, we intend to open 20 stores at an expected aggregate cost of approximately $28 million in 2014.

Cash Flows

The following table summarizes our cash flow data for the years ended December 31, 2013, 2012, and 2011.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$21,211	$47,222	$34,722
Net cash used in investing activities	(52,955)	(29,064)	(18,561)
Net cash provided by (used in) financing activities	30,518	(21,454)	(23,995)

Operating Activities

Cash flows from operating activities were significantly influenced by net income, depreciation and amortization of property, plant and equipment, amortization of deferred rent, changes in warrant liability, deferred compensation payments and changes in working capital.

In 2013 net cash provided by operating activities was $21.2 million. The increase in cash provided by operating activities was primarily due to our net income from operations, decreased accounts payable and other liability payments, and a decrease in our prepaid expenses.   These items were partially offset by a $6.2 payment on deferred compensation , $7 million of estimated tax payments, and a $20.9 million in inventory purchases.  The increase in inventory purchases related to the opening of a new distribution center during 2013, the opening of 20 new stores during 2013, and the anticipation of opening 20 new stores in 2014.  Also, the increased inventory balances are in anticipation of the expected increase in our net sales in 2014.

In 2012, cash provided by operating activities was $47.2 million, driven primarily by our net loss of $46.9 million, which was reduced by non- cash charges of $98.3 million, including $82.1 million of change in fair value of warrants, $10.5 million of depreciation and amortization, $1.4 million of stock-based compensation, $3.0 million of deferred rent, and $3.9 million of deferred compensation costs, offset by a non-cash income tax benefit of $2.6 million. In addition, these cash inflows were decreased by an increase in working capital of $4.2 million, which included a $0.3 million increase in trade receivables, a $0.3 million increase in inventories, a $4.6 million increase in prepaid expenses, prepaid inventory and other current assets, a $1.1 million increase in accounts payable, and a $3.4 million decrease in accrued expenses and other liabilities, and a $2.5 million increase in income tax receivable.

In 2011, cash provided by operating activities was $34.7 million, driven primarily by our net income of $31.4 million, which was reduced by non- cash charges of $12.8 million, including $8.7 million of depreciation and amortization, $2.5 million of deferred rent, $1.4 million of deferred compensation expense, and a $0.2 million loss on disposal of property, plant, and equipment. These cash inflows were offset by an increase in working capital of $9.4 million, which included a $0.2 million decrease in trade receivables, an $8.4 million increase in inventories, a $0.4 million increase in prepaid expenses and other current assets, a $1.8 million decrease in accounts payable, and a $1.0 million increase in accrued expenses and other liabilities.

Investing Activities

Net cash used in investing activities was $53.0 million, $29.1 million and $18.6 million in 2013, 2012, and 2011, respectively. Net cash used in investing activities in each period included capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, new distribution and manufacturing facilities, and corporate headquarters expansion, internally developed software and routine capital purchases of computer hardware and software.

Financing Activities

Net cash provided by (used in) financing activities was $30.5 million, ($21.5) million and ($24.0) million in 2013, 2012, and 2011, respectively. Cash provided by financing in 2013 was primarily from the proceeds of exercises of warrants, net advances on our credit facility, and cash provided by the NMTC transaction (Note 13). Cash used by financing was primarily for repurchase of common stock and warrants and principal payments on long-term debt. Net cash used in financing activities in 2012 and 2011 included capital purchases of store fixtures, equipment and leasehold improvements for stores opened or remodeled, and routine capital purchases of computer hardware and software.

Off-balance Sheet Arrangements

As of December 31, 2013 and December 31, 2012, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Arrangements

The following table summarizes certain of our contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	5+ Years
Long-term debt including principal and interest (1)	$106,719	$5,884	$11,777	$88,443	$615
Operating lease obligations (2)	398,392	20,669	42,303	43,355	292,065
Capital lease obligations (3)	2,270	472	635	426	737
Total contractual obligations	$507,381	$27,025	$54,715	$132,224	$293,417

(1)

Includes total interest of $11.5 million, comprised of $2.3 million of interest for the period of less than 1 year, $4.6 million of interest for the period of 1 – 3 years, $4.6 million of interest for the period of 4 – 5 years, and $0 million of interest for the period of 5+ years.

(2)	Includes the base or current renewal period for our operating leases, which contain varying renewal provisions.
(3)

Includes total interest of $0.8 million, comprised of $0.2 million of interest for the period of less than 1 year, $0.3 million of interest for the period of 1 – 3 years, $0.2 million of interest for the period of 4 – 5 years, and $0.2 million of interest for the period of 5+ years.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. Our most critical accounting policies are summarized below. For further information on our critical and other significant accounting policies, see the notes to the consolidated financial statements appearing elsewhere in this 10-K.

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

When evaluating property, plant, and equipment for potential impairment, if certain impairment indicators exist, we first compare the carrying value of the asset’s undiscounted estimated future cash flows. If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which is based on estimated future discounted cash flows. We recognize impairment if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. Based upon the impairment review, there were no impairment losses reported in the financial statements.

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

Income taxes

As a result of the Business Combination, beginning August 21, 2012, our results of operations are taxed as a C Corporation. Prior to the Business Combination, The Tile Shop’s operations were taxed as a limited liability company, whereby The Tile Shop elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for federal income taxes has been provided in the accompanying consolidated financial statements for periods prior to August 21, 2012. The provision recorded prior to August 21, 2012, represents income taxes primarily payable by the LLC, due to minimum fees in several states and income tax in the state of Michigan.

Since August 21, 2012, we have recognized deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We estimate the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

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

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents and in connection with borrowings under our $120 million credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. The base rate was 4.25% at December 31, 2013. Based upon balances and interest rates as of December 31, 2013, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.0 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.0 million. We invest in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operations.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the reports of the independent registered public accounting firms, listed under Item 15 “Exhibits, Financial Statement Schedules”, are included as a separate section of this Annual Report on Form 10-K beginning on page 34 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the material weaknesses identified by our auditors in connection with their audit of our consolidated financial statements for the year ended December 31, 2012 were effectively remediated as of December 31, 2013 and that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the consolidated financial statements. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibilities that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As disclosed in our Form 10Q/A for the quarterly period ended September 30, 2012, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2012, management identified that previously issued financial statements for the three and nine months ended September 30, 2012, contained a misstatement relating to the Company’s accounting for its outstanding common stock purchase warrants. As a result of this restatement, a material weakness was identified in our internal controls related to the Company’s identification and analysis of the complex accounting and financial reporting attributes associated with certain non-routine transactions such as our common stock purchase warrant agreements, including not utilizing qualified external experts to supplement internal resources. We implemented additional procedures to remediate this material weakness, including (1) developing common processes for identifying non-routine events and transactions that may require the involvement of subject matter experts, (2) developing a common methodology for assessing the accounting, disclosure and reporting implications surrounding non-routine transactions, (3) increasing our critical analysis of the guidance and recommendations provided by subject matter experts and (4) developing an appropriate concluding framework that enables management to consider all relevant input in arriving at a conclusion.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992 Framework) (“COSO”). Based on Management’s assessment, management believes that, as of December 31, 2013, the material weakness identified above was remediated as of December 31, 2013 and our internal control over financial reporting is effective based on those criteria.

Ernst & Young, LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2013. See “Item 8. Consolidated Financial Statements and Supplementary Data”.

Changes in Internal Control over Financial Reporting

Except as discussed below, there was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of the 2012 Material Weakness

We implemented additional procedures to remediate the 2012 material weakness described above. Those additional procedures included (1) developing a common process for identifying non-routine events and transactions that may require the involvement of subject matter experts, (2) developing a common methodology for assessing the accounting, disclosure and reporting implications surrounding non-routine transactions, (3) increasing our critical analysis of the guidance and recommendations provided by subject matter experts and (4) developing an appropriate concluding framework that enables management to consider all relevant input in arriving at a conclusion. Management believes the efforts effectively remediated the material weakness as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The following table provides information about our executive officers, including their ages, as of the date of this Form 10-K.

Name	Age	Position
Robert A. Rucker	61	Chief Executive Officer and President; Director
Chris Homeister	45	Chief Operating Officer
Timothy C. Clayton	59	Chief Financial Officer; Senior Vice President
Joseph Kinder	48	Senior Vice President – Operations
Carl Randazzo	49	Senior Vice President – Retail
Leigh M. Behrman	60	Vice President – Human Resources and Compliance

Robert A. Rucker has been our Chief Executive Officer and president, and a member of our Board since June 2012. Previously, Mr. Rucker served as The Tile Shop’s Chief Executive Officer and president, and as a member of its board of managers. Mr. Rucker holds a B.E.S. in Psychology and History from the University of Minnesota. We believe that Mr. Rucker is qualified to serve on our Board based on his historic knowledge of The Tile Shop as its founder and his strategic vision for our Company.

Chris Homeister has been our Chief Operating Officer since October 2013. From May 2012 through September 2013, Mr. Homeister was chief executive officer and founder of Homeister Ventures LLC, a provider of consulting services for private equity, venture capital, retail, and consumer electronics firms. Prior thereto, from June 2009 through April 2012, Mr. Homeister served as senior vice president and general manager of Best Buy Co., Inc.’s Entertainment Business Group, where he was responsible for all elements and the management of the business unit. From April 2005 to May 2009, he held various roles at Best Buy, including senior vice president of Digital Merchandising and Strategic Planning; vice president of Merchandising, Mobile Electronics and Computing; and senior director of Business Team Finance. Prior to Best Buy, Mr. Homeister held management positions at Gateway, Inc. and Amoco Oil Company. Mr. Homeister earned an M.B.A. from the University of Notre Dame and a B.B.A. in finance from the University of Iowa.

Timothy C. Clayton has been our Chief Financial Officer and Senior Vice President since August 2012. From June 2012 to August 2012 Mr. Clayton served as a financial consultant to The Tile Shop. From June 2010 through August 2012 Mr. Clayton served as the chief financial officer of Sajan, Inc., a publicly-traded provider of language translation services and software. Prior to June 2010, Mr. Clayton has been the principal of Emerging Capital, LLC, a management consulting firm he founded in 2000, and, in such capacity, has served as the chief financial officer of ADESA, Inc., an automotive services company, and of numerous other public and private companies. From November 1997 to June 2000, Mr. Clayton was the executive vice president, chief financial officer and treasurer of Building One Services Corporation, a publicly-traded facilities services company, of which he was also a co-founder. From August 1976 until November 1997, Mr. Clayton served in various capacities at Price Waterhouse, LLP, an independent public accounting firm, including serving as an audit and business advisory services partner from July 1988 to November 1997. From January 2005 until March 2013, Mr. Clayton served as a director and chairman of the audit committee of Agribank, FSB, a wholesale bank serving the rural agricultural market. Mr. Clayton holds a B.A. in accounting from Michigan State University and is a certified public accountant.

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

Non-Management Directors

The following table provides information about our non-management directors, including their ages, as of the date of this Form 10-K.

Name	Age	Position
Class I Directors:
Peter J. Jacullo III(1)(2)	59	Director
Adam L. Suttin(1)	46	Director
Class II Directors:
Peter H. Kamin(1)(3)	51	Director
Todd Krasnow(2)(3)	56	Director
Class III Directors:
Robert A. Rucker	61	Chief Executive Officer and President; Director
William E. Watts(2)	61	Director; Chairman of the Board

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

Peter J. Jacullo III has served as a member of our Board since August 2012. Previously, Mr. Jacullo served as a member of The Tile Shop’s board of managers from December 2007 to August 2012. Since July 1987, Mr. Jacullo has been a self-employed investor and consultant, and he currently serves on the board of directors of various privately-held companies. Previously, Mr. Jacullo was a vice president and director of the Boston Consulting Group from May 1984 to July 1987, where he was also employed in various other capacities from May 1978 to May 1984. He is currently a director of ANZ Terminals Pty Limited, an Australian-based independent operator of bulk liquid and gas storage facilities with facilities located in Australia and New Zealand, and of Magnatech International Inc., a provider of equipment for the hydraulic hose industry. Mr. Jacullo holds an M.B.A. from the University of Chicago and a B.A. in Economics from Johns Hopkins University. We believe that Mr. Jacullo is qualified to serve on our Board in light of the continuity that he provides on our Board and his experience as a professional investor.

Adam L. Suttin has served as a member of our Board since August 2012. Previously, Mr. Suttin served as president of JWC Acquisition Corp. Mr. Suttin co-founded J.W. Childs Associates, L.P., a private equity investment firm, in 1995 and is a partner of that firm. From 1989 to 1995, Mr. Suttin was an investment professional at Thomas H. Lee Company. He is currently a member of the board of directors of Brookstone, Inc., Sunny Delight Beverages Co., Esselte Ltd., Mattress Firm Holdings, Inc., and The NutraSweet Company. Mr. Suttin holds a B.S. in Economics from the Wharton School of the University of Pennsylvania and a B.A.S. in Engineering from the Moore School of Engineering of the University of Pennsylvania. We believe that Mr. Suttin is qualified to serve on our Board in light of his experience as a co-founder of J.W. Childs and his experience as a director of various companies.

Peter H. Kamin has served as a member of our Board since August 2012. Previously, Mr. Kamin served as a member of The Tile Shop’s board of managers from January 2012 to August 2012. Mr. Kamin has served as managing partner of 3K Limited Partnership, an investment fund, since January 2012. Previously, Mr. Kamin was the founding partner of ValueAct Capital, an investment fund, from January 2000 to January 2012. Since June 2012, Mr. Kamin has been a director and member of the audit committee of Ambassadors Group, Inc., a publicly-traded educational travel company; since May 2012, Mr. Kamin has been a director and member of the governance committee of MAM Software Group, Inc., a publicly-traded provider of business automation and ecommerce solutions for the automotive aftermarket; and since April 2012, Mr. Kamin has been a director and member of the audit committee of Rand Worldwide, Inc., a provider of technology solutions and professional services to engineering and design companies. Mr. Kamin previously served on the board of directors and as a member of the audit committee of Adesa, Inc., a publicly-traded provider of vehicle auction and remarketing services, from April 2007 to December 2011; on the board of directors and as a member of the audit and compensation committees of Seitel, Inc., a publicly-traded provider of onshore seismic data to the oil and gas industry, from February 2007 to December 2011; and on the board of directors and as a member of the governance committee of Exterran Holdings, Inc., a provider of natural gas compression products and services, from January 2007 to September 2008. Mr. Kamin holds an M.B.A. from the Harvard University Graduate School of Business and a B.A. in Economics from Tufts University. We believe that Mr. Kamin is qualified to serve on our Board due to his significant experience as a director of publicly-traded companies and his substantial experience as an investor.

Todd Krasnow has served as a member of our Board since August 2012. Previously, Mr. Krasnow served as a member of The Tile Shop’s board of managers from January 2012 to August 2012. Mr. Krasnow has served as the president of Cobbs Capital, Inc., a private consulting company, since January 2005, and as marketing domain expert with Highland Consumer Fund, a venture capital firm, since June 2007. Previously, Mr. Krasnow was the chairman of Zoots, Inc., a dry cleaning company, from June 2003 to January 2008, and chief executive officer of Zoots, Inc. from February 1998 to June 2003. He served as the executive vice president of sales and marketing of Staples, Inc. from May 1993 to January 1998 and in other sales and marketing positions for Staples, Inc. from March 1986 to May 1993. Since September 2005, Mr. Krasnow has served as a director of Carbonite, Inc., a publicly-traded provider of online backup solutions for consumers and small and medium sized businesses; since December 2005, Mr. Krasnow has served as chairman of Carbonite’s compensation committee; and since September 2009, he has served as a member of Carbonite’s audit committee. Mr. Krasnow is also a director of OnForce, Inc., an online marketplace that enables enterprises to hire information technology service professionals; and a member of the advisory boards of C&S Wholesale Grocers, Inc. and of Kids II, a manufacturer of baby and toddler products. Mr. Krasnow previously served as a director of Piedmont, Ltd., a Japanese storage company, which conducts business as Quraz which was sold in September 2013, and of Global Customer Commerce, Inc., an internet retailer of blinds and wall coverings which was sold in January 2014. Mr. Krasnow holds an M.B.A. from the Harvard University Graduate School of Business and an A.B. in Chemistry from Cornell University. We believe that Mr. Krasnow is qualified to serve on our Board due to his operating and management experience and his expertise in sales and marketing.

William E. Watts has served as a member of our Board since August 2012. Previously, Mr. Watts served as vice president of JWC Acquisition Corp. Mr. Watts has been a partner of J. W. Childs Associates, L.P., a private equity investment firm, since June 2001. From 1991 to 2001, he was president and chief executive officer of General Nutrition Companies. Prior to being named president and chief executive officer, Mr. Watts held the positions of president and chief operating officer of General Nutrition, president and chief operating officer of General Nutrition Center, and senior vice president of retailing and vice president of retail operations of General Nutrition Center. Mr. Watts currently serves as non-executive chairman of the board of directors of Mattress Firm Holdings, Inc. and as non-executive chairman of the board of directors of JA Apparel Corp. (Joseph Abboud), and director of Brookstone, Inc. Mr. Watts holds a B.A. in Social Science from the State University of New York at Buffalo. We believe that Mr. Watts is qualified to serve on our Board in light of his experience as a director of various companies and his experience as chief executive officer of a company with a well-known brand.

In accordance with our certificate of incorporation, our Board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Except as otherwise provided by law and subject to the rights of any class or series of preferred stock, vacancies on our board of directors (including a vacancy created by an increase in the size of the board of directors) may be filled only by the affirmative vote of a majority of the remaining directors. A director elected by the board of directors to fill a vacancy (other than a vacancy created by an increase in the size of the board of directors) serves for the unexpired term of such director’s predecessor in office and until such director’s successor is elected and qualified. A director appointed to fill a position resulting from an increase in the size of the board of directors serves until the next annual meeting of stockholders at which the class of directors to which such director is assigned by the board of directors is to be elected by stockholders and until such director’s successor is elected and qualified. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Our directors are divided among the three classes as follows:

•	The Class I directors are Messrs. Jacullo and Suttin, with terms expiring at the annual meeting of stockholders to be held in 2016;

•	The Class II directors are Messrs. Kamin and Krasnow, with terms expiring at the annual meeting of stockholders to be held in 2014; and

•	The Class III directors are Messrs. Rucker and Watts, with terms expiring at the annual meeting of stockholders to be held in 2015.

Our Board met ten times between January 1, 2013 and December 31, 2013. Each director attended at least 75% of the meetings of the Board and of any committee of the Board on which such director served that was held between January 1, 2013 and December 31, 2013.

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company, the officers, directors and greater than ten percent stockholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2013, except that one sale transaction by Nabron International, Inc. was not reported on a timely-filed Form 4, but such transaction was subsequently reported on a timely-filed Form 5.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has established the following committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board.

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

The current members of our Audit Committee are Messrs. Jacullo, Kamin, and Suttin, with Mr. Kamin serving as the chair of the committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Mr. Kamin is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. A description of Mr. Kamin’s experience is set forth above under “Non-Management Directors.” Messrs. Jacullo, Kamin, and Suttin are independent directors as defined under the applicable rules and regulations of the SEC, Nasdaq and Public Company Accounting Oversight Board. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq, and which is available at our website, www.tileshop.com, in the “Info – Legal/Investors– Investor Relations” section, under “Governance – Governance Documents.” The Audit Committee met thirteen times between December 31, 2012 and December 31, 2013.

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

The current members of our Compensation Committee are Messrs. Jacullo, Krasnow, and Watts, with Mr. Krasnow serving as the chair of the Committee. All of the members of our Compensation Committee are independent under the applicable rules and regulations of the SEC, Nasdaq, and Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The Compensation Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq, and which is available at our website, www.tileshop.com, in the “Info – Legal/Investors– Investor Relations” section, under “Governance – Governance Documents.” The Compensation Committee met four times between January 1, 2013 and December 31, 2013.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for making recommendations regarding corporate governance; identification, evaluation and nomination of candidates for directorships; and the structure and composition of our Board and committees thereof. In addition, the Nominating and Corporate Governance Committee oversees our corporate governance guidelines, approves our committee charters, oversee compliance with our code of business conduct and ethics, contributes to succession planning, reviews actual and potential conflicts of interest of our directors and officers other than related person transactions reviewed by the Audit Committee, and oversees the Board of Director self-evaluation process. Additionally, the Nominating and Corporate Governance Committee reviews and evaluates, on an annual basis, the Nominating and Corporate Governance Committee charter and the Committee’s performance.

The current members of our Nominating and Corporate Governance Committee are Messrs. Kamin and Krasnow, with Mr. Krasnow serving as the chair of the Committee. All of the members of our Nominating and Corporate Governance Committee are independent under the applicable rules and regulations of Nasdaq. The Nominating and Corporate Governance Committee operates under a written charter, which is available at our website, www.tileshop.com, in the “Info – Legal/Investors– Investor Relations” section, under “Governance – Governance Documents.” The Nominating and Corporate Governance Committee met one time between January 1, 2013 and December 31, 2013.

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

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. To nominate a director for the fiscal 2015 Annual Meeting, stockholders must submit such nomination in writing to our Secretary at 14000 Carlson Parkway, Plymouth, Minnesota 55441 not later than the close of business on April 23, 2015, nor earlier than the close of business on March 24, 2015. You are advised to review the Company’s Bylaws for requirements relating to director nominees.

STOCKHOLDER PROPOSALS FOR 2015 ANNUAL MEETING

In order to be considered for inclusion in this year’s proxy statement, stockholder proposals must be submitted in writing to the Company no later February 12, 2014. The Company suggests that proposals for the 2014 Annual Meeting of Stockholders be submitted by certified mail, return receipt requested. The proposal must be in accordance with the provision of Rule 14a-8 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Stockholders who intend to present a proposal or director nomination at the 2015 Annual Meeting of Stockholders without including such proposal or nomination in the Company’s proxy statement must, pursuant to the Company’s Bylaws, deliver to the Company notice of such proposal no earlier than March 24, 2015 and no later than April 23, 2015. The Company reserves the right to reject, rule out of order, or take appropriate action with respect to any proposal that does not comply with these and other applicable requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses our policies and decisions with respect to the compensation of our executive officers and employees who are named in the “2013 Summary Compensation Table” and the most important factors relevant to an analysis of these policies and decisions. We expect that our executive compensation philosophy as a publicly traded company will differ from our historical compensation philosophy as a result on our Compensation Committee’s continued review and evaluation of our compensation philosophy and structure. The “named executive officers,” to whom this discussion applies are:

•	Robert A. Rucker, chief executive officer;
•	Chris Homeister, chief operating officer;
•	Timothy Clayton, chief financial officer;
•	Joseph Kinder, senior vice president – operations; and
•	Carl Randazzo, senior vice president – retail.

All of our named executive officers served as executive officers during the entire 2013 fiscal year, with the exception of Chris Homeister, who joined the Company in October 2013.

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

Prior to completion of the Business Combination in August 2012, the compensation for our named executive officers has consisted of (i) base salary, (ii) performance bonus, (iii) phantom equity units, (iii) perquisites and health and welfare benefits, and (v) 401(k) plan retirement savings opportunities. Effective immediately prior to the consummation of the Business Combination, we terminated our Deferred Compensation Plan, pursuant to which we previously granted phantom equity units. We made a lump-sum cash payment to each former holder of phantom equity units, including certain of our named executive officers, on August 20, 2013, in full satisfaction of all phantom equity units previously held by such individuals.

Effective upon consummation of the Business Combination, we adopted an equity award plan, and made grants to certain of our named executive officers thereunder. For a further description of the plan, see “Executive Compensation — Compensation Discussion and Analysis — Executive Compensation Program Components — 2012 Omnibus Award Plan” beginning on page 26 of this Form 10-K.

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

Compensation Determination Process

We review executive compensation annually, including evaluating our philosophy and compensation programs as circumstances require. As part of this review process, we expect to apply the values and the objectives outlined above, together with consideration for the levels of compensation that we would be willing to pay to ensure that our compensation remains competitive and that it is meeting our retention objectives in light of the cost to us if we were required to replace a key employee. In addition, we consider the results of non-binding advisory votes on executive compensation, commonly referred to as “say-on-pay” votes. At our 2013 annual meeting of stockholders, we held a say-on-pay vote on the compensation of our named executive officers as described in the proxy statement for that meeting. Stockholders approved the compensation of the named executive officers by a favorable vote of approximately 99% of votes cast, including abstentions. We are mindful of the opinions of our stockholders and considered these results when deciding to retain our general compensation philosophy and core objectives for the upcoming fiscal year.

Historically, The Tile Shop’s board of managers did not review anonymous private company compensation surveys in setting the compensation of our named executive officers. In the future, we anticipate that our Compensation Committee will determine executive compensation, at least in part, by reference to the compensation information for the executives of a peer group of comparable companies, although no such peer group has yet been determined. Additionally, our Compensation Committee may consider engaging a compensation consultant in future years to provide market data on a peer group of companies in our industry. We believe that such information, together with other information obtained by the members of our Compensation Committee would help ensure that our compensation program remains competitive. We anticipate that our Compensation Committee may make adjustments in executive compensation levels in the future as a result of this more formal market comparison process.

The compensation levels of our named executive officers reflect, to a significant degree, the varying roles and responsibilities of such executives. As a result of the assessment by our Board of Robert Rucker’s roles and responsibilities, there is and has been a significant compensation differential between his compensation levels and those of our other named executive officers.

Executive Compensation Program Components

Base Salary.  Base salaries of our named executive officers are initially established through arm’s-length negotiation at the time an executive is hired, taking into account such executive’s qualifications, experience, and prior salary. Base salaries of our named executive officers are approved and reviewed periodically by our Chief Executive Officer, and in the case of our Chief Executive Officer’s base salary, by our Board, and adjustments to base salaries are based on the scope of an executive’s responsibilities, individual contribution, prior experience, and sustained performance. Decisions regarding salary increases may take into account the executive officer’s current salary, equity or equity-linked interests, and the amounts paid to an executive officer’s peers within our Company. In making decisions regarding salary increases, we may also draw upon the experience of members of our Board of Directors with other companies. Base salaries are also reviewed in the case of promotions or other significant changes in responsibility. No formulaic base salary increases are provided to our named executive officers. This strategy is consistent with our intent of offering base salaries that are cost-effective while remaining competitive.

In anticipation of the consummation of the Business Combination in August 2012, we entered into offer letter agreements with each of Messrs. Rucker, Clayton, Kinder and Randazzo, which provide for annual base salaries of $303,991, $200,000, $200,000, and $200,000, respectively. Pursuant to the terms of his offer letter, Mr. Rucker’s base salary increased to $500,000 effective January 1, 2013. We entered into an offer letter agreement in connection with hiring Mr. Homeister in October 2013, which provides for an annual base salary of $300,000. For a further description of these offer letter agreements, see “Executive Compensation — Offer Letter Agreements” beginning on page 40 of this 10-K.

The actual base salaries earned by all of our named executive officers in 2013, 2012 and 2011 are set forth in the “Summary Compensation Table.” In February 2014, the Compensation Committee approved increases to the base salaries of Messrs. Clayton, Kinder and Randazzo, to $208,000 each, on an annualized basis.

2012 Omnibus Award Plan.  In June 2012, our Board and stockholders adopted an equity award plan, which became effective upon the consummation of the Business Combination. The principal purpose of the equity award plan is to attract, retain, and motivate selected employees, consultants, and directors. As initially adopted, the equity award plan provided for stock-based compensation awards. In February 2013, the Compensation Committee and the Board amended the equity award plan to authorize grants of performance-based awards. At the same time, the plan was renamed the 2012 Omnibus Award Plan (the “Omnibus Plan”). The Compensation Committee of our Board administers the Omnibus Plan, subject to the right of our Board to assume authority for administration or delegate such authority to another committee of the Board. Awards under the Omnibus Plan may be granted to individuals who are then our officers, employees, directors, or consultants or are the officers, employees, directors, or consultants of our subsidiaries.

Under the Omnibus Plan, 2,500,000 shares of our common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options and restricted stock awards. As initially adopted, the number of shares initially reserved for issuance or transfer pursuant to awards under the Omnibus Plan would increase on the first day of each calendar year beginning in 2013 and ending in 2022, in an amount equal to the least of (A) 2,500,000 shares, (B) six percent (6%) of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding calendar year, and (C) such smaller number of shares of common stock as determined by our Board. In February 2013, the Compensation Committee and the Board acknowledged that 2,500,000 shares of common stock were added to the Omnibus Plan reserve effective January 1, 2013 in accordance with the automatic share increase provision, and amended the Omnibus Plan to eliminate the automatic share increase for subsequent years.

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

The types of awards we intend to grant under the Omnibus Plan are as follows:

Cash Performance Awards.  Historically, annual cash bonuses have been awarded to our named executive officers when The Tile Shop’s board of managers or our Chief Executive Officer determined that such bonuses were merited in light of corporate performance.

During 2011 and 2012, Mr. Rucker was awarded an annual cash bonus in an amount sufficient to provide him with total actual after-tax bonus compensation equal to 3% of our net income, inclusive of the bonus compensation and associated tax adjustment payable to him, for the corresponding period. Our other named executive officers were historically awarded annual cash bonuses in an amount determined by our Chief Executive Officer and approved by our Board or The Tile Shop’s board of managers, as applicable, reflecting (i) our annual operating performance, (ii) our year-over-year operating growth, (iii) attainment of individual and corporate goals, and (iv) other discretionary factors deemed relevant.

In February 2013, the Board and the Compensation Committee of the Board adopted specific performance targets and payout levels for each executive officer for fiscal year 2013. Mr. Rucker is eligible to earn target cash incentive compensation equal to 100% of his base salary and each of Messrs. Clayton, Kinder, and Randazzo is eligible to earn target cash incentive compensation equal to 50% of their base salary, based on our Adjusted EBITDA for the year. The target incentive compensation is payable if we achieve the Adjusted EBITDA target set forth in our budget. Each of Messrs. Rucker, Clayton, Kinder, and Randazzo is entitled to receive a partial incentive payment if we achieve at least 85% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieve 115% of our budgeted Adjusted EBITDA and attain targeted sales goals. Similarly, pursuant to his Offer Letter Agreement, Mr. Homeister is eligible to earn target cash incentive compensation equal to 50% of his base salary based on our earnings for the applicable year, which may be measured in the discretion of the Compensation Committee based on one or more of Earnings Per Share, Net Income or Adjusted EBITDA. Mr. Homeister is entitled to receive a partial incentive payment if we achieve at least 85% of our budgeted earnings, and an incentive of up to double the target incentive amount if we achieve 115% of our budgeted earnings. For the 2013 fiscal year, Mr. Homeister’s cash incentive arrangement was pro-rated for the partial year during which he was employed with the Company. The Compensation Committee reviews and certifies performance following the end of each fiscal year and may also consider discretionary factors when making awards. Accordingly, in 2014 the Compensation Committee approved incentive awards in the amount of $30,000 to each of Messrs. Homeister, Clayton, Kinder and Randazzo, partially based on the forgoing performance measures and partially based on discretion.

The actual cash bonuses earned by all of our named executive officers in 2013, 2012 and 2011 are set forth in the “2013 Summary Compensation Table.”

In February 2014, the Compensation Committee determined to continue the same cash incentive award structure and performance measures as used in 2013, adjusted to reflect performance targets that correspond to the fiscal 2014 budget.

Equity and Equity-Linked Incentives.  Historically, in order to align the interests of our named executive officers with those of our stockholders, we granted certain of our employees and each of our named executive officers, other than Mr. Rucker, phantom equity units pursuant our Deferred Compensation Plan that were payable in cash based on the appreciation in the value of The Tile Shop’s Common Units. Due to Mr. Rucker’s significant beneficial equity interest in The Tile Shop, The Tile Shop’s board of managers determined that it was not necessary or appropriate to grant Mr. Rucker any such phantom equity units. The phantom equity units granted to The Tile Shop’s other executives were fully-vested upon grant and payable to the holders thereof upon the earlier of (i) the tenth or fifteenth anniversary of the date of grant, as applicable, or (ii) immediately prior to a change of control of The Tile Shop. Upon the occurrence of either such event, the holder of each unit of phantom equity is entitled to receive, in respect of each such unit, a payment in cash equal to the change in the fair market value of The Tile Shop’s Common Units between the date of grant and (a) the last day of the fiscal year immediately preceding the tenth or fifteenth anniversary of the date of grant, as applicable, or (b) the date of the change of control, as applicable. At all times from January 1, 2009 until the termination of our Deferred Compensation Plan in connection with the consummation of the Business Combination, Messrs. Kinder and Randazzo each held 300,000 phantom equity units of The Tile Shop. Effective immediately prior to the consummation of the Business Combination, we terminated our Deferred Compensation Plan. We made a lump-sum cash payment to each former holder of phantom equity units, including a $2,060,000 payment to each of Messrs. Kinder and Randazzo, on August 20, 2013, in full satisfaction of all phantom equity units previously held by such individuals.

Going forward, we intend to continue to use equity incentive awards pursuant to our Omnibus Plan to link the interests of our named executive officers with those of our stockholders. The Omnibus Plan provides that the administrator may grant or issue stock options and restricted stock or any combination thereof. Stock options may be either nonqualified stock options or incentive stock options. We expect vesting of these equity incentive awards to be dependent in whole or in part on continued employment, in order to encourage the retention of our named executive officers through the vesting period of the awards. In some cases, vesting may also be partially based on the annual appreciation of our common stock. In determining the size of inducement and ongoing equity awards to our named executive officers, our Compensation Committee considers a number of internal factors, such as the relative job scope, the value of outstanding equity awards, individual performance history, prior contributions to us, and the size of prior awards, as well as external factors such as the levels of unvested equity awards held by our executive officers in relation to their peers at comparable companies. The Compensation Committee also intends to consider the foregoing factors for future awards.

In 2013, we granted 50,000 units of restricted common stock and 200,000 incentive stock options to Chris Homeister pursuant to the Omnibus Plan, both of which are subject to time-based vesting over a four-year period. The equity grants made to our named executive officers in 2013 are set forth in the “Grants of Plan Based Awards in Fiscal Year 2013” table and are discussed in the “Equity Grants” section of this item.

To date in 2014, we have granted options or issued an aggregate of 105,000 shares of the Company’s common stock to named executive officers under the Omnibus Plan. See the subsection below entitled “Equity Grants”. We do not have any securities ownership requirements for our named executive officers.

Retirement Savings.  All of our full-time employees, including our named executive officers, are eligible to participate in The Tile Shop 401(k) Retirement Plan. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was $17,500 in 2013 (or $23,000 for employees over 50), and to have the amount of this reduction contributed to the 401(k) plan. In 2013, 2012 and 2011, we made a matching contribution of $0.25 for every $1.00 that each applicable employee contributed to the 401(k) plan, up to a maximum of 5% of such employee’s salary. Each year, this matching contribution vests as to 20% of the aggregate matching contributions for such employee, such that all previous and future matching contributions will be vested after the employee has been employed by us for a period of five years.

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

Tax Considerations.  Our Board considers the potential effects of Section 162(m) of the Code on the compensation paid to our executive officers. Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1.0 million in any taxable year for the Chief Executive Officer and each of the next three most highly compensated executive officers (other than the Chief Financial Officer, if any), unless the compensation is “performance based” or based on another available exemption. Prior to being a publicly-held corporation, The Tile Shop’s board of managers did not take the deductibility limit imposed by Section 162(m) into consideration in setting compensation. The restricted stock granted to Mr. Rucker in August 2012 was not “performance based,” and the restricted stock granted to Mr. Homeister in October, 2013 was not “performance based.” We expect that our Compensation Committee will, where reasonably practicable, seek to qualify the variable compensation paid to our executive officers for an exemption from the deductibility limitations of Section 162(m), including by awarding stock options that satisfy the “qualified performance-based compensation” exception by virtue of being approved by a qualifying compensation committee of two or more outside directors, being issued pursuant to an underlying plan that sets the maximum number of shares that can be granted to any person within a specified period and compensating recipients based solely on an increase in the stock price after the grant date (i.e., the exercise price or base price is greater than or equal to the fair market value of the stock subject to the award on the grant date). In approving the amount and form of compensation for our executive officers in the future, our Compensation Committee will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m). However, our Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Taxation of “Parachute” Payments and Deferred Compensation.  In 2011 and 2012, we provided Mr. Rucker, with a “gross-up” or reimbursement payment in the amount of $844,225 and $782,444, respectively,for tax liability relating to the cash incentives he earned in those years. We have not provided any named executive officer with any “gross-ups” relating to tax liability that he or she might owe as a result of the application of Sections 280G, 4999 or 409A of the Code, and we have not agreed, nor are otherwise obligated, to provide any executive officer with any “gross-up” or other reimbursement in the future. Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change of control that exceeds certain prescribed limits, and that we, or a successor, may forfeit a deduction on the amounts subject to this additional tax. Section 409A of the Code also imposes additional significant taxes on the individual in the event that an executive officer, director, or other service provider received “deferred compensation” that does not meet the requirements of Section 409A of the Code.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.  Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our proxy statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Compensation Committee of the Board of Directors:

Todd Krasnow, Chairman

Peter J. Jacullo III

William E. Watts

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2011 through December 31, 2013 by each of the Named Executive Officers for each year in which each was a Named Executive Officer:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Robert A. Rucker	2013	500,000	—	—	—	—	—	500,000
Chief Executive Officer	2012	303,991	—	2,762,500	—	1,936,983	847,075	5,850,549
	2011	262,302	—	—	—	1,032,971	788,144	2,083,417
Chris Homeister(3)	2013	75,000(4)	—	1,447,000	2,740,180	30,000	—	4,292,180
Chief Operating Officer	—	—	—	—	—	—	—	—
Timothy Clayton(6)	2013	200,000	—	—	—	30,000	—	230,000
Chief Financial Officer	2012	66,667	39,690	—	1,102,993	—	—	1,209,350
Joseph Kinder	2013	200,000	—	—	—	30,000	—	230,000
Senior Vice President – Operations	2012	192,970	112,660	—	1,654,383	—	—	1,960,013
	2011	162,000	91,345	—	—	—	—	253,345
Carl Randazzo	2013	200,000	—	—	—	30,000	—	230,000
Senior Vice President – Retail	2012	178,375	118,834	—	1,654,383	—	—	1,951,592
	2011	162,000	135,227	—	—	—	—	297,227

(1)

The value of stock awards and options in this table represent the fair value of such awards granted or modified during the fiscal year, as computed in accordance with FASB ASC 718. The assumptions used to determine the valuation of the awards are discussed in Note 11 to our consolidated financial statements, included herein.

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

(3)	Mr. Homeister was not a named executive officer in fiscal 2011 or fiscal 2012.

(4)	Includes pro rata compensation received by Mr. Homeister for services as Chief Operating Officer from October 1, 2013 through December 31, 2013.

(5)	Mr. Clayton was not a named executive officer in fiscal 2011.

(6)	Includes compensation received by Mr. Clayton for services as Chief Financial Officer since August 21, 2012.

Grants of Plan-Based Awards for Fiscal 2013

The following table sets forth certain information regarding grants of plan-based awards during the fiscal year ended December 31, 2013:

Name	Grant Date	Estimated future payouts under equity incentive plan awards Target (#)	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
Chris Homeister	10/1/2013	—	50,000	—	—	1,447,000
	10/1/2013	—	—	200,000(1)	28.94	2,740,180

(1)	Represents options to acquire shares of common stock. These options will vest and become exercisable in four equal annual installments beginning on October 1, 2014 based on continued service.

Offer Letter Agreements

In June 2012, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Rucker setting forth the terms and conditions of his employment effective upon consummation of the Business Combination. The offer letter agreement provided for an annual base salary of $303,991 for the remainder of the 2012 fiscal year and provides for an annual base salary of $500,000 for the 2013 fiscal year. In future years, Mr. Rucker’s base salary will be subject to increases and modifications as determined by our Board and its Compensation Committee. Pursuant to the offer letter agreement, Mr. Rucker is entitled to receive severance benefits if his employment is terminated by us without cause at any time or if he resigns with good reason, subject to execution of a full release in our favor. In such an event, Mr. Rucker is entitled to continued payment of his base salary for twelve months and an additional payment in an amount equal to twelve times our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, Mr. Rucker is also entitled to full vesting acceleration with respect to any unvested equity awards if he is not offered employment by the successor entity, or if he is terminated without cause or constructively terminated prior to the first anniversary of the change of control.

In June 2012, as the result of arm’s length negotiations, we entered into offer letter agreements with each of Messrs. Kinder and Randazzo, setting forth the terms and conditions of each such individual’s respective employment effective upon consummation of the Business Combination. The offer letter agreements provide for annual base salaries $200,000, respectively, for Messrs. Kinder and Randazzo, subject to increases and modifications as determined by our Board and its Compensation Committee. Pursuant to the offer letter agreements, each of Messrs. Kinder and Randazzo is entitled to receive severance benefits if his employment is terminated by us without cause at any time or if he resigns for good reason, subject to execution of a full release in our favor. In such an event, each of Messrs. Kinder and Randazzo is entitled to continued payment of his base salary for six months and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, each of Messrs. Kinder and Randazzo is also entitled to full vesting acceleration with respect to any unvested equity awards if he is not offered employment by the successor entity, or if he is terminated without cause or is constructively terminated prior to the first anniversary of the change of control.

In July 2012, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Clayton setting forth the terms and conditions of his employment, effective upon consummation of the Business Combination. The offer letter agreement provides for an annual base salary of $200,000, subject to increases and modifications as determined by our Board and its Compensation Committee. Mr. Clayton’s current base salary is $200,000. Pursuant to the offer letter agreement, Mr. Clayton is entitled to receive severance benefits if his employment is terminated by us without cause at any time or if he resigns for good reason, subject to execution of a full release in our favor. In such an event, Mr. Clayton is entitled to continued payment of his base salary for six months and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, Mr. Clayton is also entitled to full vesting acceleration with respect to any unvested equity awards if he is not offered employment by the successor entity, or if he is terminated without cause or constructively terminated prior to the first anniversary of the change of control.

In October 2013, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Homeister setting forth the terms and conditions of his employment, effective as of October 1, 2013. The offer letter agreement provides for an annual base salary of $300,000, in addition to cash bonus compensation by achieving target performance determined by our Compensation Committee. Pursuant to the offer letter agreement, Mr. Homeister is entitled to receive severance benefits if his employment is terminated by us without cause at any time or if he resigns for good reason, subject to execution of a full release in our favor. In such an event, Mr. Homeister is entitled to continued payment of his base salary for six months and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, Mr. Homeister is also entitled to full vesting acceleration with respect to any unvested equity awards if he is not offered employment by the successor entity, or if he is terminated without cause or constructively terminated prior to the first anniversary of the change of control.

In connection with their offer letter agreements, each of Messrs. Rucker, Clayton, Kinder, Randazzo, and Homeister agreed not to compete, directly or indirectly, with us or solicit any of our employees or business contacts during the term of his employment and for a period of two years, one year, one year, one year, and one year thereafter, respectively. Notwithstanding the foregoing, we may, at our election, extend the term of the non-compete and non-solicit obligations to which Messrs. Clayton, Kinder, and Randazzo are subject to be for a period of two years following termination of employment; provided, that we provide the applicable individual with continued payment of his base salary for twelve months (in lieu of six months) and an additional payment in an amount equal to twelve times (in lieu of six times) our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination.

Equity Grants

In August 2012, upon the consummation of the Business Combination, Messrs. Kinder, Randazzo, and Clayton received initial grants of options to purchase 330,000, 330,000, and 220,000 shares of our common stock, respectively, at an exercise price per share of $10.00. Two-thirds of the total number of shares subject to each such stock option grant are subject to vesting in equal annual installments over four years from the date of grant, based only upon the applicable executive officer’s continued service to us, and one-third of the total number of shares subject to each such stock option grant are subject to vesting in equal annual installments over four years from the date of grant, based both on the appreciation in the price of our common stock and continued service to us. The portion of stock option grants tied to appreciation in the price of our common stock will vest on each anniversary of the date of grant if the trading price of our common stock has increased by at least 20% over the applicable one-year period. The increase will be measured by reference to the average closing price on the Nasdaq Stock Market of our common stock over the 30 trading days immediately preceding the date of grant or anniversary date thereof, as applicable. We believe that these vesting schedules will appropriately encourage long-term employment with us while allowing our executives to realize compensation in line with the value that they create for our stockholders.

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

In October 2013, in connection with his Offer Letter Agreement, we granted Mr. Homeister 50,000 shares of restricted stock pursuant to the Omnibus Plan. These shares are subject to restrictions on transfer and a purchase option in favor of the Company in the event that Mr. Homeister is no longer an employee of the Company. These restrictions on transfer and the purchase option will be eliminated as to 25% of the shares on each of October 1, 2014, 2015, 2016 and 2017. In addition, Mr. Homeister was granted incentive stock options to purchase 200,000 shares of the Company’s common stock pursuant to the Omnibus Plan. The stock options will be exercisable at 100% of the fair market value of the Company’s common stock on the date of grant, will vest in equal installments over a four year period beginning on the first anniversary date of the date of grant and expire 10 years from the date of the grant.

Following completion of the 2013 fiscal year, in February 2014, we granted Timothy C. Clayton incentive stock options in the amount of 55,000 shares of the Company’s common stock pursuant to the Omnibus Plan. The stock options will be exercisable at 100% of the fair market value of the Company’s common stock on the date of grant, will vest in three equal annual installments beginning on the first anniversary date of the date of grant and expire 7 years from the date of the grant. Also in February 2014, Chris Homeister received incentive stock options in the amount of 50,000 shares of the Company’s common stock pursuant to the Omnibus Plan. The stock options will be exercisable at 100% of the fair market value of the Company’s common stock on the date of grant, will vest in five equal annual installments beginning on the first anniversary date of the date of grant and expire 7 years from the date of the grant.

We have provided for the acceleration of vesting of equity awards granted to each of Messrs. Rucker, Clayton, Kinder, Randazzo, and Homeister in the event of a change of control of our Company. In the event of a change of control, if the individual is terminated without cause or is otherwise constructively terminated prior to the first anniversary of the change of control, the vesting of any unvested awards will be accelerated in full immediately prior to such termination. We believe that these acceleration opportunities will further align the interests of our executives with those of our stockholders by providing our executives an opportunity to benefit alongside our stockholders in a corporate transaction.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2013

The following table sets forth certain information regarding outstanding equity awards held by the Named Executive Officers as of December 31, 2013:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robert A. Rucker	8/21/12	—	—	—	—	—	166,666(1)	3,011,655
Chris Homeister	10/1/13	—	200,000(2)	—	28.94	10/1/23	50,000(3)	903,500
Timothy Clayton	8/21/12	55,000	110,000(4)	55,000(5)	10.00	8/21/22	—	—
Joseph Kinder	8/21/12	82,500	165,000(4)	82,500(5)	10.00	8/21/22	—	—
Carl Randazzo	8/21/12	82,500	165,000(4)	82,500(5)	10.00	8/21/22	—	—

(1)	These shares of restricted stock will become unrestricted as 83,333 shares of common stock on each of December 31, 2014, and 2015.
(2)	These options become exercisable in four equal annual installments beginning on October 1, 2014.
(3)	These shares of restricted stock will become unrestricted in equal annual installments beginning on October 1, 2014.
(4)	These options became exercisable in four equal annual installments beginning on August 21, 2013.
(5)	These options became exercisable in four equal annual installments beginning on August 21, 2013 provided that the Company meets or exceeds certain annual stock price increase targets.

Option Exercises and Stock Vested for Fiscal 2013

None of the named executive officers exercised options during the fiscal year ended December 31, 2013. Mr. Rucker had 83,334 shares of restricted common stock vest in the fiscal year ended December 31, 2013.

Pension Benefits

The Company did not sponsor any defined benefit pension or other actuarial plan for its named executive officers during the year ended December 31, 2013.

Nonqualified Deferred Compensation

As discussed above in the section “— 2012 Omnibus Award Plan — Equity and Equity-Linked Incentives,” prior to the Business Combination, The Tile Shop maintained a Deferred Compensation Plan for its executive officers, with the exception of Mr. Rucker. At all times from January 1, 2009 until the termination of our Deferred Compensation Plan in connection with the consummation of the Business Combination, Messrs. Kinder and Randazzo each held 300,000 phantom equity units of The Tile Shop. Effective immediately prior to the consummation of the Business Combination, we terminated our Deferred Compensation Plan. We made a lump-sum cash payment to each former holder of phantom equity units, including Messrs. Kinder and Randazzo in the amount of $2,060,000 each, on August 20, 2013, in full satisfaction of all phantom equity units previously held by such individuals.

The following table sets forth certain information regarding nonqualified deferred compensation paid to and earned by the named executive officers as of December 31, 2013:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)(1)	Aggregate Balance at Last FYE ($)
Robert A. Rucker	—	—	—	—	—
Chris Homeister	—	—	—	—
Timothy Clayton	—	—	—	—	—
Joseph Kinder	—	—	—	2,060,000	—
Carl Randazzo	—	—	—	2,060,000	—

(1) Represents the amounts paid in lump sum to the identified participants on August 20, 2013, which amounts were based on change in value of the phantom equity units from January 1, 2012 through the effective date of the Business Combination, at which time the Deferred Compensation Plan was terminated.

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

The amounts payable to each of the named executive officers, assuming that each individual's employment had terminated on December 31, 2013, under each scenario, are as follows:

	Termination
Name	In Connection with a Change in Control ($)(1)	By Company Not for Cause ($)(2)	By NEO for Good Reason ($)(2)
Robert A. Rucker	2,347,686	506,027	506,027
Chris Homeister	4,340,193	153,013	153,013
Timothy Clayton	959,913	103,013	103,013
Joseph Kinder	1,388,363	103,013	103,013
Carl Randazzo	1,388,363	103,013	103,013

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

DIRECTOR COMPENSATION

Each of our non-employee directors receives an annual fee of $100,000 and the chairperson of our Board receives an additional annual fee of $150,000, which annual period runs based on the anniversary date of the Business Combination. In fiscal year 2013, Mr. Kamin elected to received compensation in the form of one-half in cash, payable quarterly, and one-half in the form of restricted common stock granted pursuant to the Omnibus Plan upon the anniversary of consummation of the Business Combination. Messrs. Krasnow and Watts elected to receive compensation fully in the form of restricted common stock granted pursuant to the Omnibus Plan upon the anniversary of consummation of the Business Combination. The number of shares of our restricted common stock granted were equal to the quotient obtained by dividing (i) the amount of the annual fee payable to such non-employee director in the form of restricted stock, as set forth above, by (ii) the average closing price on Nasdaq of our common stock over 30 trading days immediately preceding the date of grant. In 2013, Messrs. Kamin, Krasnow, and Watts received 1,779, 3,557, and 8,894 shares of restricted stock, respectively. The risks of forfeiture for the restricted stock grants will lapse in full on second anniversary date of the Business Combination, contingent upon the applicable non-employee director’s continued service on our Board. If any restricted stock remains for which the risks of forfeiture have not lapsed at the time of a non-employee director’s termination of service on the Board, the Company has the option to purchase such shares of restricted stock at a price set forth in the agreements governing such restricted stock.

Each of Messrs. Jacullo and Suttin agreed to forego all compensation for their service as directors of our Company during the 2013 fiscal year. Messrs. Jacullo and Suttin will receive pro-rated director compensation in accordance with the above-described terms from January 1, 2014 through August 21, 2014 and intend to participate in the above-described director compensation program thereafter.

Director Compensation Table for Fiscal 2013

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Total ($)
Peter H. Kamin	25,000	46,094	71,094
Todd Krasnow	—	92,162	92,162
Peter J. Jacullo III	—	—	—
Adam L. Suttin	—	—	—
William E. Watts	—	230,444	230,444

(1)

The value of stock awards in this table represent the fair value of such awards granted during the fiscal year, as computed in accordance with FASB ASC 718. The assumptions used to determine the valuation of the awards are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 to Part II, Item 8.

(2)

The aggregate number of shares of restricted stock held by each of the directors listed in the table above as of December 31, 2013 was as follows: Mr. Kamin 11,779 shares, Mr. Krasnow 13,557 shares, and Mr. Watts 33,894 shares. These shares of restricted stock were granted to the directors on August 21, 2012 and upon the one-year anniversary date of the consummation of the Business Combination and the risks of forfeiture will lapse in full on August 21, 2014.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Messrs. Jacullo, Krasnow, and Watts. None of the individuals who currently serve as a member of our Compensation Committee has ever been an executive officer or employee of ours. In connection with the Business Combination, each of Messrs. Jacullo, Krasnow and Watts received compensation from and entered into agreements with the Company as described in “Certain Relationships and Related Transactions.” None of our executive officers currently serves, nor in the past year has served, as a member of the Board or Compensation Committee (or other Board committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or Compensation Committee. During the fiscal year completed December 31, 2013, none of The Tile Shop’s executive officers or employees, other than Mr. Rucker, participated in the deliberations of The Tile Shop’s board of managers concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 21, 2014, information regarding beneficial ownership of our common stock by:

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

Common stock subject to options and warrants currently exercisable or exercisable within 60 days of February 21, 2014 are deemed to be outstanding for computing the percentage ownership of the person holding these options and/or warrants and the percentage ownership of any group in which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

We have based our calculation of the percentage of beneficial ownership based on 51,230,600 shares of our common stock outstanding on February 21, 2014.

Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota, 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Nabron International, Inc.(1)	10,560,616	20.6%
The Tile Shop, Inc.(2)	6,274,250	12.3
JWTS, Inc.(3)	4,441,731	8.7
Tremblant Capital Group(4)	4,203,817	8.2
T. Rowe Price Associates, Inc. (5)	4,131,911	8.1
Executive Officers and Directors:
Robert A. Rucker(2)(6)	6,524,250	12.7
Timothy C. Clayton(7)	55,000	*
Joseph Kinder(8)	82,500	*
Carl Randazzo(9)	82,500	*
Chris Homeister	50,000	*
Peter J. Jacullo III(3) (10)	4,445,563	8.7
Peter H. Kamin(11)	487,300	1.0
Todd Krasnow(12)	156,786	*
Adam L. Suttin(13)	437,178	*
William E. Watts	279,814	*

All Executive Officers and Directors as a Group (11 persons)	12,629,391	24.7%

* Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1) Based upon a Schedule 13D/A filed with the SEC on June 18, 2013 by Nabron International, Inc., a Bahamas company (“Nabron”), Raymond Long Sing Tang (“Tang”), Lars Soren Sorensen (“Sorensen”), and Louise Mary Garbarino (“Garbarino”). Tang, Sorensen, and Garbarino are directors of Nabron and may be deemed to have shared voting and investment power over the securities held by Nabron. The business address of Nabron is 2nd Floor, Le Prince de Galles, 3-5 Avenue des Citronniers, MC98000 Monaco.

(2) Based upon a Schedule 13D/A filed with the SEC on June 13, 2013 by The Tile Shop, Inc., a Minnesota corporation (“TS, Inc.”) and Robert A. Rucker (“Rucker”). Rucker is the sole director of TS, Inc. and may be deemed to have sole voting and investment power over the securities held by TS, Inc.

(3) Based upon a Schedule 13D/A filed with the SEC on June 13, 2013 by JWTS, Inc., a Delaware corporation (“JWTS”) and Peter J. Jacullo III (“Jacullo”). Jacullo is the sole director of JWTS and may be deemed to have sole voting and investment power over the securities held by JWTS. The business address of JWTS is c/o Peter J. Jacullo III 61 High Ridge Avenue, Ridgefield, Connecticut 06877.

(4) Based upon a schedule 13G filed with the SEC on February 14, 2014 by Tremblant Capital Group (“Tremblant”). The business address of Tremblant is 767 Fifth Ave, New York, New York, 10153.

(5) Based upon Schedule 13G filed with the SEC on February 13, 2014 by T. Rowe Price Associates (“T. Rowe Price”). The business address of T. Rowe Price is 100 E. Pratt Street, Baltimore, Maryland 21202.

(6) Includes 166,667 shares of restricted common stock held by Mr. Rucker that are subject to a repurchase option held by the Company.

(7) Represents options to purchase 55,000 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 21, 2014.

(8) Represents options to purchase 82,500 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 21, 2014.

(9) Represents options to purchase 82,500 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 21, 2014.

(10) Includes 3,832 shares of restricted common stock held by Peter J. Jacullo III and 551 shares of common stock held by Mr. Jacullo’s son. Mr. Jacullo disclaims beneficial ownership of the shares of common stock held by his son, except to the extent of his pecuniary interest therein.

(11) Includes 195,059 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003 (“2003 Trust”), 137,035 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997 (“1997 Trust”), 35,361 shares of common stock held by the Peter H. Kamin GST Trust (“GST”), 108,023 shares of common stock held by 3K Limited Partnership (“3K” and, together with Kamin, 2003 Trust, 1997 Trust, GST, and 3K, the “Kamin Entities”), and 100 shares of common stock held by Kamin’s son. Kamin is the sole trustee of the 2003 Trust, the sole trustee of the 1997 Trust, a trustee of GST, and sole general partner of 3K and may be deemed to have sole voting and investment power over the securities held by these entities. Kamin disclaims beneficial ownership of the shares of common stock held by his son, except to the extent of his pecuniary interest therein.

(12) Includes 100 shares of common stock held by Todd Krasnow’s spouse and 100 shares of common stock held by Todd Krasnow’s son. Mr. Krasnow disclaims beneficial ownership of the shares of common stock held by his spouse and his son, except to the extent of his pecuniary interest therein.

(13) Includes 3,832 shares of restricted common stock held by Adam Suttin and 33,689 shares of common stock held by the Adam L. Suttin Irrevocable Family Trust. Mr. Suttin’s spouse is the trustee of the trust and Mr. Suttin disclaims beneficial ownership of the shares of common stock held by the trust, except to the extent of his pecuniary interest therein.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents our equity compensation plan information as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	2,274,917	14.02	2,365,853
Equity compensation plans not approved by stockholders	-	-	-
TOTAL	2,274,917	14.02	2,365,853

(1)	Represents shares of common stock to be issued upon exercise of currently outstanding options to purchase common stock, granted pursuant to our Omnibus Plan.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We describe below transactions and series of similar transactions, occurring since the beginning of our 2012 fiscal year (as well as certain transactions occurring during The Tile Shop’s 2011 fiscal year), to which we were a participant or will be a participant, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers, holders of more than 5% of our common stock or any member of their immediate family, as defined in Item 404 of Item S-K of the 1934 Act and interpreted by the SEC in related guidance (collectively, the “Related Persons”) had or will have a direct or indirect material interest.

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

The consideration received, directly or indirectly, by each of the Related Persons in connection with the Business Combination is set forth below:

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

The Promissory Notes had a three year term, subject to pre-payment at any time without penalty, and bore interest at a rate of 4% per annum, payable quarterly. The largest aggregate outstanding principal amount under these Promissory Notes since the beginning of 2011 was $69,771,111, as of the consummation of the Business Combination. On October 3, 2012, we paid the entire outstanding principal balance of the Promissory Notes together with all accrued interest thereon, in an aggregate amount of $70,099,895, which consisted of $69,771,111 of principal and $328,784 of accrued interest thereon, in full satisfaction of our obligations pursuant to the Promissory Notes.

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

Private Placement

In August 2012, in connection with the consummation of the Business Combination, we issued and sold an aggregate of 1,500,000 shares of our common stock to a total of nine accredited investors at a purchase price of $10.00 per share, generating total gross proceeds of $15.0 million (the “Private Placement”), including 1,080,000 shares of common stock issued to John W. Childs, a former holder of greater than 5% of our outstanding common stock, 110,000 shares of common stock issued to Mr. Suttin, and 100,000 shares of common stock issued to Mr. Watts.

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

On May 24, 2013, we filed a Registration Statement on Form S-1 for an underwritten secondary offering, referred to herein as the May 2013 public offering. The parties to the registration rights agreement waived the application of the registration rights agreement to the May 2013 public offering and consented to the filing of the registration statement therefor.

Lock-Up Agreements

At the time of the Business Combination, the Sellers and the Sponsor Members entered into lock-up agreements pursuant to which they agreed not to sell any of their shares of our common stock issued in connection with or prior to the Business Combination for certain periods. In addition, we, our officers and directors, and the selling stockholders in our December 2012 public offering signed additional lock-up agreements under which we and they agreed not to dispose of or hedge any shares or any securities convertible into or exchangeable for our common stock for certain periods. On March 12, 2013, the early release provisions of these lock-up agreements were triggered. As a result, the Sellers, the Sponsor Members, our directors, officers and the selling stockholders in our December 2012 public offering may sell their shares at any time, subject to compliance with applicable securities laws and any applicable restrictions in connection with our May 2013 public offering.

In connection with our May 2013 public offering, we, our officers and directors, and the selling stockholders agreed that we and they would not, without the prior written consent of Citigroup Global Markets Inc. and Robert W. Baird & Co. Incorporated, dispose of or hedge any shares or any securities convertible into or exchangeable for our common stock, with the exception of the Post-offering Nabron Stock Purchase. For us, Nabron, Noble Resources Limited, Peter J. Jacullo III, JWTS, Inc., and TS, Inc. the period was 150 days from May 24, 2013, and for the remaining officers, directors and selling stockholders the period was 60 days from May 24, 2013. Citigroup Global Markets Inc. and Robert W. Baird & Co. Incorporated in their sole discretion could release any of the securities subject to the lock-up agreements at any time without notice. Notwithstanding the foregoing, if (i) during the last 17 days of the applicable restricted period, we issued an earnings release or material news or a material event relating to our company occurred; or (ii) prior to the expiration of the applicable restricted period, we announced that we would release earnings results during the 16-day period beginning on the last day of the applicable restricted period, the restrictions described above would continue to apply until the expiration of the 18-day period beginning on the issuance of the earnings release or the occurrence of the material news or material event.

Warrant Agreements

In connection with the Business Combination, the Sellers and an affiliate of the Sponsor entered into an agreement pursuant to which the Sellers or their assignees purchased from such affiliate an aggregate of 4,466,885 warrants, for an aggregate purchase price of $3,419,327. These warrants were among those sold in connection with JWCAC’s initial public offering (collectively, the “Public Warrants”) and were acquired by the affiliate following JWCAC’s initial public offering for an aggregate purchase price of $3,419,327. These Public Warrants were all exercised in March and April 2013.

In connection with the Business Combination, we entered into an agreement with the Sponsor and the Sponsor Members under which (i) the Sponsor Members waived their rights and the rights of their permitted transferees to exercise warrants to purchase an aggregate of 5,333,333 shares of common stock, which were issued in a private placement, (the “Sponsor Warrants”) for cash and agreed that such Sponsor Warrants may only be exercised on a cashless basis. These Sponsor Warrants were all exercised in March and April 2013.

In connection with the Business Combination, we entered into a letter agreement with The Tile Shop, Inc., a Minnesota corporation (“TS, Inc.”) and an entity controlled by Mr. Rucker, pursuant to which TS, Inc. and its affiliates agreed (i) to exercise Public Warrants only on a cashless exercise basis and (ii) that the maximum number of shares of our common stock issuable upon exercise of Public Warrants is the lesser of (A) 434,968 shares of common stock or (B) the number of shares of common stock that may be issued without Mr. Rucker’s beneficial ownership of shares of our common stock exceeding 20 percent. These warrants were all exercised prior to December 31, 2013.

PRE-BUSINESS COMBINATION RELATED PERSON TRANSACTIONS

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

FISCAL YEAR 2013 STOCK TRANSACTIONS

In March 2013, we purchased 357,464 outstanding warrants from Adam Suttin and 324,969 outstanding warrants from William Watts at a purchase price of $8.41 per warrant. Since Messrs. Suttin and Watts are members of our Board, the independent directors considered and approved the transactions on terms which reflected a purchase price based on the public market price of the warrants.

In March 2013, Mr. Suttin exercised 357,464 warrants on a cashless basis, pursuant to which 230,301 shares were withheld to satisfy the exercise price and 127,166 shares were issued. In March 2013 Mr. Watts exercised 324,969 warrants on a cashless basis, pursuant to which 209,364 shares were withheld to satisfy the exercise price and 115,605 shares were issued. The terms of exercise were as provided in the warrant agreements, which were consistent with terms in warrants held by non-directors of the Company.

On May 24, 2013, we entered into a Stock Purchase Agreement with Nabron, whereby we agreed to repurchase a number of shares of our common stock having an aggregate value of $46.0 million at a price per share equal to the public offering price for our May 2013 public offering less the underwriters discount for our May 2013 public offering. We refer to this agreement to repurchase as the “Post-offering Nabron Stock Purchase.” The closing of the Post-offering Nabron Stock Purchase was conditioned upon the completion of the May 2013 public offering. The closing of the May 2013 public offering was not conditioned upon the completion of the Post-offering Nabron Stock Purchase. We funded the purchase price for the Post-offering Nabron Stock Purchase with the proceeds from the warrant exercise as described above.

ADDITIONAL RELATIONSHIPS

During the 2011, 2012 and 2013 fiscal years, The Tile Shop and the Company utilized the services of Beijing Pingxiu (“BP”), a licensed Chinese export trading company that was acquired in late 2011 by Fumitake Nishi, who is a former Company employee and the brother-in-law of Robert Rucker, our CEO. Prior to Mr. Nishi's acquisition of BP, the entity was jointly owned by Zhang Jian, who is related through marriage to Mr. Rucker’s wife, and Zhang Jian’s son, who is Mr. Rucker’s nephew. The role of a licensed Chinese export trading company is to coordinate the export process on behalf of Chinese vendors, which includes processing export paperwork, managing registration of exports with the Chinese government, invoicing and receiving payments from the purchaser, and processing payments to sellers. The total amount of payments processed by and through BP during the years ended December 31, 2011, 2012 and 2013 was $6.3 million, $12.5 million and $16.9 million, respectively. BP primarily processed export transactions on an agency basis on behalf of Company vendors. During the 2011, 2012 and 2013 fiscal years, the aggregate value of transactions processed by BP on an agency basis was $6.2 million, $9.5 million and $9.5 million, respectively. For a portion of transactions, BP processed the transaction by acquiring title to the product and reselling the product to the Company. The aggregate value of transactions processed by BP on a reseller basis was $0.1 million, $3.0 million and $7.4 million, respectively, during the 2011, 2012 and 2013 fiscal years. As of December 1, 2013, we discontinued our business relationship with BP.

During the 2011, 2012 and 2013 fiscal years, The Tile Shop and the Company purchased a portion of stone accessory products from a Chinese entity, Nanyang Helin Stone Co. Ltd. (“Nanyang”), which is majority-owned by Mr. Nishi. Total amounts paid by The Tile Shop and the Company to Nanyang during the years ended December 31, 2011, 2012 and 2013 were $1.7 million, $2.1 million and $2.8, respectively. We have determined that the prices paid for products purchased from Nanyang were consistent with what we paid other unrelated vendors for the same or similar products.

During the 2011, 2012 and 2013 fiscal years, Mr. Nishi was employed by us as a purchasing supervisor. For his services, Mr. Nishi was paid aggregate W-2 wages of $95,000 in each of 2011 and 2012 and $107,500 in 2013, and in each year received the standard benefits provided to other non-executive Company employees. Consistent with the compensation provided to other non-executive Company employees, on August 21, 2012, Mr. Nishi received an option to purchase 35,000 options of Company common stock with an exercise price equal to the fair market value of the common stock on the date of grant. As of January 1, 2014, Mr. Nishi is no longer employed by the Company and has forfeited all options, none of which were exercised.

The Audit Committee conducted an investigation with regard to Mr. Nishi’s activities which included a review of our past transactions with BP and uncovered Mr. Nishi’s interest in Nanyang, resulting in its review of our past transactions with Nanyang as well. The Audit Committee investigation found no evidence that the Company had underpaid or overpaid vendors on account of the BP relationship. The Audit Committee investigation also reviewed the cost of products the Company purchased from Nanyang and concluded that the cost of such products was consistent with the prices the Company paid other vendors for the same or similar SKUs. Mr. Nishi’s undisclosed activities with regard to BP and Nanyang violated Company policies and therefore the Company has terminated its business relationship with BP and Mr. Nishi’s employment has been terminated. Subject to the condition that Mr. Nishi’s ownership interest be transferred to a party or parties unrelated to the Company and that Mr. Nishi be removed and barred from holding any officer or director position of Nanyang, the Company has approved ongoing business with Nanyang for the 2014 fiscal year.

We are also aware that Mr. Nishi is a director of, and through BP a 10% owner of, Best Cheer Construction Materials (Shanghai) Co. Ltd, a Chinese company which was formed in September 2013 (“Best Cheer Construction”).  Neither the Tile Shop nor the Company has purchased any product from Best Cheer Construction.  The Company does purchase product from Best Cheer Stone Group LTD (“Best Cheer Stone”), which we understand is a 10% owner of Best Cheer Construction (we also understand an entity known as Best Cheer Development Limited, which may be related to Best Cheer Stone, owns approximately 50% of Best Cheer Construction).  The Tile Shop and the Company purchased approximately $0, $0.4 million and $1.1 million of product from Best Cheer Stone during the 2011, 2012 and 2013 fiscal years, respectively.

From time to time, the Company may employ related persons and other family members of its officers and directors. Consistent with the policy described below, all such employment arrangements involving amounts exceeding $50,000 are reviewed by our Audit Committee.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Ernst & Young, LLP our principal accountants for the fiscal year 2013 and Deloitte & Touche, LLP our principal account for the fiscal year 2012:

	2013	2012
Audit Fees(1)	$300,000	$266,000
Audit-Related Fees(2)	34,600	753,000
Tax Fees(3)	5,132	14,500
All Other Fees(4)	—	—
	$339,732	$1,033,500

(1)	Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements.
(2)	Audit-Related Fees includes fees for services rendered in connection with the filing of registration statements with the SEC, and the issuance of accountant consents and comfort letters.
(3)	Tax Fees consist of fees billed in the indicated year for professional services with respect to tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees billed in the indicated year for other permissible work that is not included within the above category descriptions.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     Documents filed as part of report

1.       Financial Statements.

          The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Annual Report on Form 10-K:

		Page #
(i)	Reports of Independent Registered Public Accounting Firms		34
(ii)	Consolidated Balance Sheets for the years ended December 31, 2013 and 2012		36
(iii)	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011		37
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011		38
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011		39
(vi)	Notes to Consolidated Financial Statements		40

2.	Exhibits.

	See “Exhibit Index” immediately following the signature page of this Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tile Shop Holdings, Inc. and Subsidiaries

Plymouth, Minnesota

We have audited the accompanying consolidated balance sheet of Tile Shop Holdings, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tile Shop Holdings, Inc. and subsidiaries at December 31, 2013 and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tile Shop Holdings, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tile Shop Holdings, Inc. and Subsidiaries

Plymouth, Minnesota

We have audited the accompanying consolidated balance sheet of Tile Shop Holdings, Inc. and Subsidiaries (formerly known as The Tile Shop, LLC and Subsidiary) (the "Company") as of December 31, 2012, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 18, 2013 (February 28, 2014 as to the effects of the related party transactions disclosed in Note 9)

The Board of Directors and Shareholders of

Tile Shop Holdings, Inc. and Subsidiaries

Plymouth, Minnesota

We have audited Tile Shop Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Tile Shop Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tile Shop Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tile Shop Holdings, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013 of Tile Shop Holdings, Inc. and subsidiaries and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 28, 2014

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,761	$2,987
Restricted cash	985	-
Trade receivables, net	1,198	1,009
Inventories	67,756	46,890
Prepaid inventory	4,311	6,051
Income tax receivable	9,528	2,529
Deferred tax assets - current	3,588	9,364
Other current assets, net	2,577	2,983
Total Current Assets	91,704	71,813
Property, plant and equipment, net	125,317	82,080
Deferred tax assets	23,291	20,865
Other assets, net	2,457	1,316
TOTAL ASSETS	$242,769	$176,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,867	$14,968
Current portion of long-term debt	3,590	3,860
Other accrued liabilities	13,528	10,880
Deferred compensation	-	6,171
Total Current Liabilities	39,985	35,879
Long-term debt, net	91,646	69,310
Capital lease obligation, net	1,161	1,420
Deferred rent	25,560	18,583
Warrant liability	-	95,645
Other long-term liabilities	4,554	-
TOTAL LIABILITIES	162,906	220,837

Stockholders’ equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued: 51,229,720 and 43,177,822 shares outstanding	5	4
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued: 0 shares	-	-
Additional paid-in-capital	169,719	9,434
Accumulated deficit	(89,861)	(54,201)
Total stockholders’ equity	79,863	(44,763)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$242,769	$176,074

The accompanying notes are an integral part of these consolidated financial statements

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

For the years ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share data)

	2013	2012	2011
Net sales	$229,564	$182,650	$152,717
Cost of sales	68,755	49,626	40,321
Gross profit	160,809	133,024	112,396
Selling, general and administrative expenses	127,731	94,716	78,368
Deferred compensation expense	-	3,897	1,415
Income from operations	33,078	34,411	32,613
Interest expense	2,581	1,252	443
Change in fair value of warrants	54,219	82,063	0
Other income (expense)	4	15	(77)
(Loss) income before income taxes	(23,718)	(48,889)	32,093
(Provision for) benefit from income taxes	(11,942)	2,002	(733)
Net (loss) income	$(35,660)	$(46,887)	$31,360

(Loss) income per common share:
Basic and diluted	$(0.72)	$(1.31)	$0.97

Weighted average shares outstanding:
Basic and diluted	49,600,396	35,837,609	32,261,168

Pro forma computation related to conversion to C Corporation for income tax purposes (unaudited)
Historical loss before income taxes	$-	$(48,889)	$32,093
Pro forma provision for income taxes	-	(13,270)	(12,837)
Pro forma net (loss) income	$-	$(62,159)	$19,256

The accompanying notes are an integral part of these consolidated financial statements

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in- capital	Treasury units	Retained earnings (deficit)	Total
Balance at January 1, 2011	32,329,897	$3	$8,259	$(261)	$61,436	$69,437
Redemption of common units of Tile Shop LLC	(329,897)	-	(84)	-	(1,400)	(1,484)
Distributions to members of Tile Shop LLC	-	-	-	-	(24,166)	(24,166)
Net income	-	-	-	-	31,360	31,360
Balance at December 31, 2011	32,000,000	3	8,175	(261)	67,230	75,147
Merger of JWC Acquisition Corp	10,534,884	1	(13,909)	-	-	(13,908)
Issuance of promissory note	-	-	(17,282)	-	(52,489)	(69,771)
Distributions to members of Tile Shop LLC	-	-	-	-	(22,055)	(22,055)
Cancellation of treasury units	-	-	(261)	261	-	-
Issuance of restricted shares	295,000	-	-	-	-	-
Exercise of warrants	347,938	-	5,569	-	-	5,569
Stock based compensation	-	-	1,953	-	-	1,953
Expenses for business combination	-	-	(2,490)	-	-	(2,490)
Deferred income taxes	-	-	27,679	-	-	27,679
Net loss	-	-	-	-	(46,887)	(46,887)
Balance at December 31, 2012	43,177,822	4	9,434	-	(54,201)	(44,763)
Exercise of warrants	7,166,381	1	82,413	-	-	82,414
Repurchase of warrants	-	-	(30,108)	-	-	(30,108)
Non-cash exercise of warrants	2,790,061	-	(1)	-	-	(1)
Reclass warrant liability to equity	-	-	149,865	-	-	149,865
Common stock repurchase	(1,986,290)	-	(46,000)	-	-	(46,000)
Issuance of restricted shares	64,230	-	-	-	-	-
Stock based compensation	-	-	4,680	-	-	4,680
Stock option exercises	17,516	-	100	-	-	100
Adjustment to merger consideration			(1,102)	-	-	(1,102)
Deferred income taxes			438	-	-	438
Net loss	-	-	-	-	(35,660)	(35,660)
Balance at December 31, 2013	51,229,720	$5	$169,719	$-	$(89,861)	$79,863

 The accompanying notes are an integral part of these consolidated financial statements

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements Cash Flows

For the years ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$(35,660)	$(46,887)	$31,360
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	148	19	-
Depreciation and amortization	14,316	10,530	8,651
Loss on disposals of property, plant and equipment	101	23	260
Change in fair value of warrants	54,219	82,063	-
Deferred rent	6,977	2,999	2,468
Stock based compensation	4,680	1,381	-
Deferred compensation expense	-	3,897	1,415
Deferred income taxes	3,788	(2,550)	-
Changes in operating assets and liabilities:
Trade receivables	(189)	(270)	208
Inventories	(20,866)	(280)	(8,386)
Prepaid expenses and other current assets	2,173	(4,693)	(386)
Accrued interest	60	349
Accounts payable	2,013	1,121	(1,890)
Income tax receivable/ payable	(6,999)	(2,529)	-
Payment of deferred compensation	(6,171)	-	-
Accrued expenses and other liabilities	2,621	2,049	1,022
Net cash provided by operating activities	21,211	47,222	34,722

Cash Flows From Investing Activities
Change in value of life insurance policy	(86)	(11)	-
Purchases of property, plant and equipment	(52,869)	(29,053)	(18,561)
Net cash used in investing activities	(52,955)	(29,064)	(18,561)

Cash Flows From Financing Activities
Release of restricted cash	2,471	-	-
Payments on promissory notes	-	(69,771)	-
Payments of long-term debt and capital lease obligations	(3,714)	(2,628)	(729)
Distributions to members of Tile Shop LLC	-	(26,306)	(21,744)
Repurchase of warrants	(30,108)
Repurchase of common shares	(46,000)	-	(1,485)
Proceeds from exercise of warrants	82,413	4,001	-
Proceeds from exercise of stock options	100	-	-
Cash received in merger with JWC Acquisition Corp	-	62,904	-
Proceeds from issuance of common shares to JWC Acquisition Corp's shareholders	-	15,000	-
Payment to members of Tile Shop LLC for contribution	-	(75,000)	-
Expenses for business combination	-	(2,463)	-
Net advances on line of credit	25,566	72,600	-
Payment towards special cash distribution units	-	(300)	(300)
Receipt on note from member	-	1,205	263
Debt issuance costs	(300)	(594)	-
Security deposits	90	(102)	-
Net cash provided by (used in) financing activities	30,518	(21,454)	(23,995)

Net change in cash	(1,226)	(3,296)	(7,834)

Cash and cash equivalents beginning of period	2,987	6,283	14,117
Cash and cash equivalents end of period	$1,761	$2,987	$6,283

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

The Company is engaged in the sale of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. We sell over 4,500 products from around the world, including ceramic, porcelain, glass, and stainless steel manufactured tiles and, marble, granite, quartz, sandstone, travertine, slate, and onyx natural tiles. The Company also fabricates or manufactures certain products in Michigan, Virginia, Oklahoma and Wisconsin. The Company’s primary market is retail sales to consumers; however, the Company does have sales to contractors. As of December 31, 2013, the Company had 88 stores and an on-line retail operation. The retail stores are located in Minnesota, Wisconsin, Kansas, Illinois, Michigan, Ohio, Indiana, Maryland, Missouri, Kentucky, New York, Virginia, Iowa, North Carolina, New Jersey, Tennessee, Nebraska, Delaware, Georgia, Pennsylvania, Florida, Massachusetts, Rhode Island, South Carolina, Texas, Colorado, Connecticut and Oklahoma. The Company also has distribution centers located in Wisconsin, Michigan, Virginia and Oklahoma.

The consolidated financial statements of the company include the accounts of its wholly owned subsidiaries, and variable interest entities. See Note 13, “New Market Tax Credit Entities” (NMTC) for the discussion of financing arrangements involving certain entities that are variable interest entities that are included in our consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

Note 2: Business Combination and the Basis of Presentation

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

Because the former Tile Shop members retained a significant ownership interest in the Company following the Business Combination, a portion of the $69.8 million of notes payable issued to the former members of The Tile Shop as part of the Business Combination was treated as a leveraged dividend and accordingly $52.5 million was been reflected as a distribution of retained earnings in the accompanying financial statements. The remainder of the notes payable was deducted from additional paid in capital.

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

Reclassification:

Certain amounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. The reclassification for 2012 was to present the long-term  portion of debt issuance costs as a long-term asset, and condense items in current assets, and current liabilities on the balance sheet.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and cash equivalents:

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Trade receivables:

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables. Management determines the allowance for doubtful accounts on a specific identification basis as well as by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. As of December 31, 2013 and 2012, the allowance for doubtful accounts was not significant. The Company does not accrue interest on accounts receivable.

Inventories:

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following at December 31 (in thousands):

	2013	2012
Finished goods	$62,690	$39,353
Raw materials	1,370	858
Finished goods in transit	3,696	6,679
Total	$67,756	$46,890

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

Subsequent to August 21, 2012, the Company has recognized deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carry forwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

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

The Company accrues a liability for sales returns in the period that the related sales are recognized. The customer may receive a refund or exchange the original product for a replacement of equal or similar quality for an indefinite period of time after the original purchase. Revenues are recognized net of expected returns, which we estimate using historical return rates and lag patterns as a percentage of sales.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cost of sales:

Cost of sales includes the total cost of our products sold, including, operating and transportation costs to move our products from our vendors to the Company’s distribution centers, inventory reserves and adjustments, and shipping charges associated with sales to our customers.

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

Prior to the Business Combination, the Company has issued cash settled and equity settled awards. Until consummation of the Business Combination, the cash settled awards were classified as liabilities as required under ASC 718. At each reporting date the liability was measured at intrinsic value with resulting changes recognized in the consolidated statements of income.

Since consummation of the Business Combination, the Company has only equity settled awards. The Company measures and recognizes compensation expense for all stock-based payments on the grant date at fair value, net of estimated forfeitures. The Company recognizes stock-based compensation costs over the requisite service period of the award. The financial statements for the years ended December 31, 2013, 2012, and 2011 recognize compensation cost for the portion of outstanding awards which have vested during the applicable year.

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

Segments:

The Company’s operations consist primarily of retail sales of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in stores located in the United States and through its website. The Company’s chief operating decision maker only reviews the consolidated results of the Company and accordingly the Company has concluded it has one reportable segment.

Advertising costs:

Advertising costs are charged to expense as incurred. Advertising costs were $6.2 million; $2.9 million and $2.1 million, for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in selling, general and administrative expenses in the consolidated statements of income. Magazine advertisements, internet advertisements, media broadcasts and billboard advertising made up the majority of our advertising costs in all three years.

Pre-opening costs:

Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred which are recorded in selling, general and administrative expenses. During the years ended December 31, 2013, 2012 and 2011, we reported pre-opening costs of $2.4 million, $1.0 million and $0.9 million, respectively.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Property and equipment:

Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repairs and maintenance costs are charged to operations when incurred. Property and equipment is depreciated or amortized using the straight-line method over estimated useful lives ranging from three to seven years. Assets purchased under a capital lease are amortized using the straight-line method over the shorter of the lease (including renewal terms) term or the estimated useful life of the asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is included in the results of operations.

	Asset life (in years)
Buildings and building improvements		40
Leasehold improvements	8	-	26
Furniture and fixtures	3	-	7
Machinery and equipment	5	-	7
Computer equipment	5	-	7
Purchased, and internally developed computer software	3	-	5
Vehicles	3	-	5

Internal use software:

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance is expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. As of December 31, 2013 and 2012, $0.6 million and $0 was included in construction in progress. When the software is ready for the intended use, these costs will be amortized over their estimated useful lives of three years. There was no amortization expense related to capitalized software during the years ended December 31, 2013, 2012 and 2011, respectively.

Debt issuance costs:

The Company capitalized approximately $1.3 million and $0.6 million of debt issuance costs during the years ended December 31, 2013 and 2012, respectively. The Company amortizes the debt issuance costs using the effective interest method over the life of the related debt instrument and includes these costs with other assets on the consolidated balance sheets. Amortization of debt issuance costs of approximately $0.1 million for the year ended December 31, 2013 and $0 million for the years ended December 31, 2012 and 2011, respectively, is included in interest expense in the consolidated statements of income. The remaining balance of deferred costs was approximately $1.8 million at December 31, 2013.

Accrued warrant liability:

Warrants were accounted for as derivative instruments in accordance with the Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. As such, changes in the fair value of the warrants were recorded in the statements of income as “Change in fair value of warrant liability.” As of December 31, 2013, the Company had no outstanding warrants.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Self insurance:

The Company is self-insured for certain employee health benefit claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, and economic conditions. This liability could be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 31, 2013 and 2012, an accrual of approximately $0.1 and $0.2 million related to estimated claims was included in other current liabilities, respectively.

Note 4: Property Plant and Equipment:

Property and equipment consisted of the following at December 31 (in thousands):

	2013	2012
Land	$703	$703
Building and building improvements	18,685	13,246
Leasehold improvements	56,239	40,513
Furniture and fixtures	83,925	64,979
Machinery and equipment	21,360	13,258
Computer equipment	7,849	6,044
Purchased computer software	2,775	2,663
Vehicles	2,518	2,154
Construction in progress	8,480	2,434
Total property, plant and equipment	202,534	145,994
Less accumulated depreciation and amortization	(75,288)	(62,103)
Less accumulated depreciation and amortization of capital leases	(1,929)	(1,811)
Total property, plant and equipment, net	$125,317	$82,080

Depreciation and amortization expense on property and equipment, including capital leases, was approximately $14.3 million, $10.5 million and $8.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 5: Accrued Liabilities

Accrued liabilities consisted of the following at December 31 (in thousands):

	2013	2012
Customer deposits	$5,301	$4,080
Accrued wages and salaries	2,905	2,912
Taxes - other	1,783	1,490
Interest payable	409	349
Sales return reserve	2,850	1,815
Current portion of capital lease obligation	280	234
Total accrued liabilities	$13,528	$10,880

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Long-term debt

Long-term debt consisted of the following at December 31 (in thousands):

	2013	2012
Variable interest rate (0.37% at both December 31, 2013 and 2012) bonds, which mature April 1, 2023, collateralized by buildings and equipment	$1,085	$1,445
Term note payable - quarterly installments of $0.875 million, interest at 2.4084% and 2.6154% at December 31, 2013 and 2012, through October 2017	20,625	24,125
Commercial bank credit facility	73,526	47,600
	95,236	73,170
Less: current portion	3,590	3,860
Debt obligations, net of current portion	$91,646	$69,310

Approximate annual aggregate maturities of debts are as follows: (thousands):

Fiscal year
2014	$3,590
2015	3,595
2016	3,595
2017	83,751
2018	105
Thereafter	600
Total future maturities payments	$95,236

On October 3, 2012, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit facility with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement, as amended, provides the Company with a $120 million senior secured credit facility, comprised of a five-year $25 million term loan and a $95 million revolving line of credit. The Amended Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At December 31, 2013 and 2012, the base interest rate was 4.25%. At December 31, 2013 and 2012 the LIBOR-based interest rate was 2.408% and 2.615%, respectively. As of December 31, 2013 and 2012, the Company had outstanding borrowings related to the revolving line of credit of $73.5 million and $47.6 million, respectively. The term loan requires quarterly principal payments of $0.875 million. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s and The Tile Shop’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than on terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payment of cash dividends. The Company was in compliance with the covenants during the year ended December 31, 2013, based on an amendment dated April 30, 2013 which excluded the impact of the repurchase of warrants and the repurchase of capital stock, up to the amount of cash proceeds received from warrant exercises, from the calculation of certain financial covenants and an amendment dated July 8, 2013 which excluded the liabilities related to the New Market Tax Credit transaction (Note 13) in our leverage ratio.

 Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Capital Leases:

The Company has several leases for store facilities that are accounted for as capital leases. These leases expire at various dates through 2022. Assets acquired under capital leases are included in property, plant and equipment.

As of December 31, 2013, minimum lease payments under the Company's capital lease obligation were as follows (thousands):

Fiscal year
2014	$472
2015	418
2016	217
2017	211
2018	216
Thereafter	737
Less: amounts representing interest	(830)
Present value of future minimum lease payments	1,441
Less: current portion	280
Capital lease obligations, net of current portion	$1,161

Note 7: Commitments and Contingencies

Operating leases:

The Company leases buildings and office space under various operating lease agreements. In addition to rent, most leases require payment of real estate taxes, insurance, and common area maintenance. The leases generally have an initial lease term of 10 to 15 years and contain renewal options and escalation clauses. For leases that contain fixed escalation of the minimum rent, or rent holidays, rent expense is recognized on a straight-line basis through the end of the lease term including renewals. The difference between the straight-line rent amounts and amounts payable under the leases is recorded as deferred rent. For the years ended December 31, 2013, 2012 and 2011, rent expense was approximately $19.5 million, $14.0 million, and $11.4 million, respectively.

Annual minimum rentals under non-cancelable operating leases are as follows, for the years ended December 31 (in thousands):

Fiscal year
2014	$20,669
2015	21,150
2016	21,152
2017	21,466
2018	21,889
Thereafter	292,065
Total future maturities payments	$398,391

Legal proceedings:

As a retail company, we are subject to various claims relating to workers compensation, disclosure inaccuracies and employee matters. Some litigation against us could take the form of class action complaints or derivative actions by stockholders. The Company establishes accruals for potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable. Where the Company is able to reasonably estimate a range of potential losses, the Company records the amount within that range that constitutes the Company’s best estimate. The Company also discloses the nature and range of loss for claims against the Company when losses are reasonably possible and material. In the opinion of management, the outcome of litigation currently pending will not materially impact the Company’s results of operations, financial condition, or liquidity.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Fair Value of Financial Instruments:

These consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable, debt and warrant liability. At December 31, 2013 and December 31, 2012, the carrying amount of the Company’s cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximated their fair values due to their short-term maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

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

Level 2 – Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

■	Quoted prices for similar assets or liabilities in active markets;
■	Quoted prices for identical or similar assets in non-active markets;
■	Inputs other than quoted prices that are observable for the asset or liability; and
■	Inputs that are derived principally from or corroborated by other observable market data.

 Level 3 – Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Our common stock warrants were listed for trading on the OTC market. As of December 31, 2013 and December 31, 2012, we had $0 and $95.6 million, respectively, in an accrued liability classified as a Level 1 security, related to warrants to purchase common stock. Warrant expense related to the change in fair value of warrants was $54.2 million and $82.1 million for years ended December 31, 2013 and 2012, respectively.

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

Between November 2013 and January 2014, the Company learned about certain related party transactions that existed during 2011 and 2012 that had not been previously disclosed. These relationships are described in the paragraphs that follow.

During the years ended December 31, 2013, 2012 and 2011, the Tile Shop made payments of $16.9 million, $12.5 million and $6.3 million, respectively to Beijing Pingxiu (“BP”), a Chinese entity that primarily processed export transactions on behalf of the Company's vendors. In Novemeber 2011, a former employee and brother-in-law of the Company's CEO became the owner of BP. The payments made to BP for the period of November 1, 2011 through December 31, 2011 were $1.7 million. The Company had approximately $0 and $1.0 million in accounts payable due to BP at December 31, 2013 and 2012, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Tile Shop made payments of $2.8 million, $2.1 million and $1.7 million, respectively, to Nanyang Helin Stone Co. Ltd. (“Nanyang”), a company partially owned by a former Company employee and brother-in-law of the Company’s CEO. The Company has notified Nanyang that it will continue business with Nanyang only if the former employee’s ownership is transferred to an unrelated party and the former employee is not an officer or director of Nanyang. The Company had approximately $0.5 million and $0.2 million in accounts payable due to Nanyang at December 31, 2013 and 2012, respectively.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Earnings Per Share

Basic earnings per share is calculated by dividing net (loss) income by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net (loss) income by the weighted- average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Common stock issued to The Tile Shop members in exchange for their ownership interests in The Tile Shop are retroactively reflected from January 1, 2010 as the number of shares outstanding in all periods prior to August 21, 2012 for the purpose of the earnings (loss) per share calculation. The additional shares issued as part of the business combination have been reflected as outstanding shares from August 21, 2012. For the years ended December 31, 2013, 2012 and 2011, diluted net loss per share is identical to basic net loss per share as potentially dilutive securities have been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be anti-dilutive.

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	2013	2012	2011
Net (loss) income	$(35,660)	$(46,887)	$31,360
Weighted-average shares outstanding - basic and diluted	49,600,396	35,837,609	32,261,168
Basic and diluted net (loss) income per share	$(0.72)	$(1.31)	$0.97

Note 11: Equity Incentive Plans

2006 Plan:

In 2006, The Tile Shop created an equity incentive deferred compensation plan for certain key employees. The plan provisions called for granting participation units to key employees to allow them to participate in the increased value of The Tile Shop. Under the plan, the units granted were payable in cash on the 10th or 15th anniversary of the award, except in the event of death or a change of control in The Tile Shop, in which case settlement would occur on date of death of employee or date of change or control. On the settlement date, the participants would be paid cash equal to the difference between Fair Market Value as determined in accordance with the plan (“FMV”) of The Tile Shop’s common units as of the valuation date immediately preceding the exercise date less the initial FMV multiplied by the number of units.

In June 2006, 600,000 units were granted, which were exercisable on the 10th anniversary of the award. The initial FMV of the units was $1.203 per unit. The second grant of 200,000 units occurred on May 25, 2007 at an initial FMV of $2.1245 per unit which were exercisable on the 15th anniversary of the award. The final grant under the plan was on made January 1, 2009 for 200,000 units, which were exercisable on the 15th anniversary of the award. The initial FMV for these units was $3.1725 per unit. All the units vested immediately. These awards were accounted for under ASC 718 and classified as liabilities. The Company measured the liability at intrinsic value at each reporting period. Fluctuations in the intrinsic value of the liability award were recorded as increases or decreases in compensation expense immediately as the awards were fully vested at the grant date. The intrinsic value was calculated based on the difference between FMV of the Company’s common unit, based on an analysis of enterprise value at each valuation date, and the initial FMV determined in accordance with the plan.

Effective immediately prior to the consummation of the Business Combination, The Tile Shop terminated the 2006 Plan and agreed to make a lump- sum cash payment to each holder of the equity units one day following the first anniversary of the effective date of the Business Combination. The Company recognized compensation expense of $3.9 million and $1.4 million for the years ended December 31, 2012 and 2011, respectively, related to this plan. During the year ended December 31, 2013, the Company paid the entire balance of the deferred compensation liability.

January 2012 Plan:

On January 1, 2012, The Tile Shop granted and issued 233,500 Series 2012 Participating Capital Appreciation Common Units (“Restricted Stock Units”) to two members of its board of managers. The Restricted Stock Units were a new series of common units designated by the board of managers. These awards vested equally over a four year period on the anniversary of issuance, except on occurrence of a significant event in which they will vest immediately. The Restricted Stock Units were subject to a recapture amount of $300 million as of the issue date, reduced from time to time by the aggregate amount of distributions (not including tax distributions) made, from and after the issue date, by The Tile Shop to the common holders with respect to their common units. No distributions were to be paid to the Series 2012 holders with respect to their Series 2012 units until the date that the common holders collectively have received distributions (not including tax distributions) of $300 million.

These awards were accounted for under ASC 718 and were classified as liabilities and measured at intrinsic value. Pursuant to the plan, effective immediately prior to the consummation of the Business Combination, the Restricted Stock Units fully vested. As a result, the Company recorded a $0.5 million charge during the year ended December 31, 2012 to the income statement to record the deferred compensation expense resulting from the accelerated vesting of the Restricted Stock Units. The Company recognized compensation cost of $0 and $0.6 million for the years ended December 31, 2013 and 2012 related to these units. As a part of the Business Combination transaction the Restricted Stock Units were exchanged for common shares of the Company.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2012 Plan:

Under the 2012 Omnibus Award Plan (the “2012 Plan”), 2,500,000 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, and restricted stock awards. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2012 Plan was to be increased on the first day of each calendar year beginning in 2013 and ending in 2022, in an amount equal to the lesser of (A) 2,500,000 shares, (B) six percent (6%) of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding calendar year, and (C) such smaller number of shares of stock as determined by the Company’s board of directors. During 2013, (i) 2,500,000 shares of common stock were added to the 2012 Plan reserve effective January 1, 2013 in accordance with the automatic share increase provision of the 2012 Plan, (ii) the 2012 Plan was amended to eliminate the automatic share increase for subsequent years, and (iii) the 2012 Plan was amended to authorize grants of performance-based awards, which may be paid in cash or equity. The 2102 Plan was approved by the Company’s stockholders in July 2013.

Stock Options:

During the year ended December 31, 2013, the Company granted stock options to its employees that included service condition requirements.

During the year ended December 31, 2012, the Company granted stock options to its employees that included both service condition requirements and market conditions. The options issued provide for the options to be vested in two different tranches:

(1)	two-thirds of the total grant vests 25% on each anniversary of the grant date for four years provided the employee has provided continued service; and

(2)

one-third of the total grant vests 25% on each anniversary of the grant date based both on the appreciation in the price of the Company’s common stock by 20% annually and continued service to the Company.

The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. For the portion of the options that vest only based upon a service condition, the Company recognizes compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. For the portion of the options that contain both a market and service condition, the Company recognizes compensation expense, net of estimated forfeitures, using graded vesting over the requisite service period.

The fair value of each option grant containing only a service condition was estimated on the date of grant using the Black-Scholes option pricing. The assumptions used in the option valuation models are outlined in the following table:

	2013			2012
Risk-free interest rate	.81%	to	1.6%	.60	-	.62
Expected life (years)		7		5.5	-	7
Expected volatility	45%	-	46%	38%	-	46%

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

The computation of the expected volatility assumptions used in the option valuation models was based on historical volatilities and implied volatilities of the Company and peer companies. The Company utilized the volatilities of peer companies due to its lack of extensive history. For the options containing only a service condition, the Company used the “simplified” method for an expected life as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 110, for companies that do not have adequate historical data. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The expected dividend yield was zero based on the fact the company has not paid dividends, nor does it intend to pay dividends in the future.

Stock based compensation related to options for the years ended December 31, 2013, 2012 and 2011 was $3.3 million ($0.07 per share basic), $1.3 million ($0.02 per share basic), and $0, respectively, and was included in selling, general and administrative expenses in the consolidated statements of income. As of December 31, 2013, the total future compensation cost related to non-vested options not yet recognized in the consolidated statement of income was $11.0 million, of which $0.9 million is attributable to vesting upon price target thresholds being met and $10.1 million is attributable to time-based vesting. That cost is expected to be recognized over a weighted-average period of 2.9 years. This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future. Using the closing stock price of $18.07, on December 31, 2013, the number of non-vested shares outstanding was 1,868,918 with an intrinsic value of $9.8 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes stock option activity:

	Options	Weighted Avg Exercise price	Weighted Avg Grant Date Fair Value	Weighted Avg Remaining Contractual Term (Years)
Outstanding at beginning of period	1,751,000	$10.10	$5.19	9.7
Granted	709,500	$23.54	$11.12
Exercised	(22,999)	$10.00	$5.00
Cancelled/Forfeited	(162,584)	$13.96	$6.87
Outstanding at end of period	2,274,917	$14.02	$6.92	8.9
Options exercisable at end of period	405,999	$10.11	$5.13	8.7
Vested during the year	430,248	$10.10	$5.12
Non vested at December 31, 2012	1,751,000	$10.10	$5.19
Non vested at December 31, 2013	1,868,918	$14.86	$7.32

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

Aggregate fair value of options vested during the years ended December 31, 2013 and 2012 were $2.0 million and $0 million, respectively. Intrinsic value as of December 31, 2013 is based on the fair value price of $18.07, which was the closing price of the stock on December 31, 2013. Based on the $18.07 fair value of the stock, the aggregate intrinsic value of options outstanding at December 31, 2013, and exercisable, and exercised during the year ended December 31, 2013 is $13.1 million and $3.2 million, and $0.3 million, respectively. There were no options vested or exercised during the year ended December 31, 2012.

Options outstanding as of December 31, 2013 are as follows:

Range of Exercise Price				Weighted Average
			Options	Exercise Price	Remaining Contractual Life-Years
$10.00	to	$15.00	1,602,917	$10.00	8.64
$15.01	to	$20.00	233,000	$17.57	9.11
$20.01	to	$25.00	166,000	$23.03	9.60
$25.01	to	$30.00	273,000	$29.07	9.70

Restricted Stock:

On October 1, 2013, the Company granted an executive officer an award of 50,000 shares of restricted common stock of the Company, which vests and becomes unrestricted as to one-quarter of the total number of shares of common stock on each of October 1, 2014, 2015, 2016, and 2017, subject to continued service as an employee, officer, or director of the Company. Compensation expense is recognized on a straight-line basis over the requisite service period. The grant-date fair value of these awards, as determined by the fair market value on date of grant, was $28.94 per share.

On August 21, 2012, the Company granted an executive officer an award of 250,000 shares of restricted common stock of the Company, which vests and becomes unrestricted as to one-third of the total number of shares of common stock on each of December 31, 2013, 2014, and 2015, subject to continued service as an employee, officer, or director of the Company. Compensation expense is recognized on a straight-line basis over the requisite service period. The grant-date fair value of these awards, as determined by the fair market value on date of grant, was $11 per share.

Furthermore, on August 21, 2013 and 2012, the Company granted 14,230 and 45,000, respectively, shares of restricted common stock to its directors which vest at the end of one year from date of grant subject to continued service as directors of the Company. The grant-date fair value of these awards, as determined by the fair market value on date of grant, was $25.91 and $11 per share, respectively. Compensation expense is recognized on a straight-line basis over the requisite service period.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The total expense associated with restricted stock for the years ended December 31, 2013 and 2012 was $1.4 million and $0.5 million, respectively. As of December 31, 2013, there was $3.3 million of total unrecognized expense related to unvested restricted stock awards, which are expected to vest, and are being amortized through 2017. The fair value of restricted stock granted in the 2013 fiscal year was $1.2 million. The total fair value of restricted stock that vested during the years ended December 31, 2013 was $2.3 million. Using the closing stock price of $18.07, on December 31, 2013, the number of restricted shares outstanding and expected to vest was 230,896, with an intrinsic value of $4.2 million.

Warrants:

In connection with the Merger, each outstanding JWCAC warrant that was formerly exercisable for one share of JWCAC common stock became exercisable for one share of the Company’s common stock. Total warrants outstanding as of the merger date was 17,833,333 warrants at an exercise price of $11.50 per share, and an expiration date of August 21, 2017.

The warrants were listed for trading on the OTC market. The terms of the warrants include a provision (the “Price Reduction Provision”) that requires the Company to reduce the exercise price by a stated formula if (i) the Company completes a transaction involving a reclassification or reorganization of the outstanding shares of its common stock, a merger or consolidation in which it is not the surviving company, or a sale of its assets and (ii) at least 30% of the consideration payable to common stockholders as a result of that transaction is not common stock listed on a national securities exchange or the OTC Bulletin Board.

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

As of December 31, 2013, the Company had no outstanding warrants. During the year ended December 31, 2013, 1) 7,166,381 warrants were exercised for cash proceeds of $82.4 million and 2) 6,731,938 warrants were exercised on a cashless basis in exchange for of 2,790,061 shares.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Income Taxes

As a result of the Business Combination, beginning August 21, 2012, the Company’s results of operations are taxed as a C Corporation. Prior to the Business Combination, The Tile Shop’s operations were taxed as a limited liability company, whereby The Tile Shop elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for federal income taxes was provided in the accompanying consolidated financial statements for periods prior to August 21, 2012. The provision recorded prior to August 21, 2012, represents income taxes primarily payable by the LLC, due to minimum fees in several states and income tax in the state of Michigan. The following amounts represent the determination of the deferred tax assets and liabilities recognized in the Business Combination. The change in status to a taxable entity and the transactions consummated as part of the Business Combination resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of The Tile Shop’s assets and liabilities at the date of the Business Combination including the following: (i) historical outside basis difference at December 31, 2011, (ii) outside basis differences occurring in 2012 prior to the Business Combination, and (iii) the tax basis increase of The Tile Shop membership interests directly held by TS Holdings related to the Business Combination. At December 31, 2013, outside basis differences originating prior to the Business Combination related primarily to temporary basis differences in inventory, fixed assets, accruals, and Section 743, totaled approximately $6.4 million, which have been tax-effected at a 40% combined federal and state rate. This deferred tax assets of $.6 million and $5.9 million were recognized and included in the tax benefit for the years ended December 31, 2013 and 2012. In addition, deferred tax assets of $0.4 million and $27.7 million, during the periods ending December 31, 2013 and December 31, 2012, were recognized in connection with the Business Combination transactions (related to item (iii) above), which enables the Company to realize future tax deductions for the step-up in basis of the Tile Shop member ownership interests that have been contributed to the Company. These basis differences were credited directly to additional paid in capital as of the closing of the Business Combination.

We have adopted ASC 740-10 relating to “Accounting for uncertainty in income taxes”. As a result of the implementation of ASC 740-10, no adjustment for uncertain tax positions was required. As of December 31, 2013 and 2012, we have not recognized any liabilities for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions. It is our policy to record interest and penalties through income tax expense.

Components of net deferred income taxes are as follows at December 31 (thousands):

	2013	2012
Deferred income tax assets:
Section 743 carryforward	$35,300	$37,657
Deferred compensation accrual	-	2,416
Leasehold improvement reimbursements	4,435	3,264
Inventory	1,102	2,126
Deferred rent	2,290	-
Stock based compensation	248	-
Other	985	1,178
Total deferred income tax assets	$44,360	$46,641

Deferred income tax liabilities
Stock based compensation	-	824
Depreciation	17,481	15,588
Total deferred income tax liabilities	17,481	16,412
Net deferred income tax assets	$26,879	$30,229

Components of (provision for) benefit from income taxes is as follows (thousands):

	2013
(Provision for) benefit from income taxes	Federal	State	Total
Current	$(5,634)	$(2,520)	$(8,154)
Deferred	(4,007)	218	(3,788)
	$(9,640)	$(2,301)	$(11,942)

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2012
Benefit from (provision for) income taxes	Federal	State	Total
Current	(149)	(570)	(719)
Deferred	2,381	340	2,721
Total	$2,232	$(230)	$2,002

The following table reflects the effective income tax rate reconciliation for the years ended December 31, 2013, 2012 and 2011 (thousands):

	2013	2012	2011
Income (loss) from continuing operations before income taxes:	$(23,718)	$(48,889)	$32,093
Income tax benefit (provision) at federal statutory rate (35%), (34%) and (34%)	8,301	16,622	(10,912)

Income from entity not subject to tax	-	8,561	10,912
State tax, net of federal tax benefit	(1,529)	3,450	-
Change in warrant liability	(18,976)	(31,734)	-
Minimum state fees before business combination	98	(534)	(733)
Section 743 step up	561	5,900	-
Stock based compensation	(573)	(182)	-
Domestic production activities deduction	57	-	-
Change in deferred rate	(94)	-	-
Other, net	214	(81)	-
	$(11,942)	$(2,002)	$(733)

The Tile Shop, LLC tax returns for periods 2010 through the Business Combination on August 21, 2012,  are subject to examination by the IRS however, these tax liabilities are the responsibility of the former Tile Shop members.  The Company’s federal and state tax returns for the period ended December 31, 2012 remains subject to examination

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: New Market Tax Credit

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

We have determined that the financing arrangement with the Investment Funds and CDEs contains a variable interest entity, or “VIE.” The ongoing activities of the Investment Funds – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to the structure; Chase’s and U.S. Bank Community LLC’s lack of a material interest in the underling economics of the project; and the fact that we are obligated to absorb losses of the Investment Fund. We concluded that we are the primary beneficiary of the VIE and consolidated the Investment Funds, as a VIE, in accordance with the accounting standards for consolidation. Chase’s and U.S. Bank Community LLC’s contributions of $4.4 million, net of syndication fees, are included in cash, restricted cash, and other long-term liabilities in the accompanying consolidated balance sheet. The benefit of this net $4.4 million contribution will be recognized as a decrease in depreciation expense as we amortize the contribution liability over the seven-year compliance period as it is being earned through our on-going compliance with the conditions of the NMTC program. Direct costs of $1.0 million incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred. The restricted cash is expected to be released in during 2014.

Note 14: Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company matched approximately $0.4 million, $0.3 million, and $0 million of employee contributions in 2013, 2012, and 2011 and made no discretionary contributions for any of the years presented.

Note 15: Supplemental Cash Flows Information (thousands)

	2013	2012	2011
Cash paid for interest	$2,521	$349	$443
Cash paid for income taxes	$15,006	$195	$527
Non cash items:
Issuance of promissory note as a part of merger transaction	$-	$69,771	$-
Increase in accrued expenses and APIC through merger transactions	$-	$1,662	$-
Increase in APIC for merger consideration	$1,102	$2,490	$-
Warrants recorded as a liability as part of merger transaction	$-	$15,150	$-
Reclassification of warrant liability to equity	$149,865	$1,568	$-
Increase in fixed assets through accounts payable	$4,783	$1,516	$100
Cashless exercises of warrants	$-	$-	$-
Cashless exercises of stock options	$-	$-	$-
Increase in long-term liabilities and restricted cash, net of debt issuance costs	$3,465	$-	$-

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: - Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31 are summarized below (in thousands, except per share amounts):

	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
2013
Net sales	$56,835		$58,123	$56,800		$57,806
Gross profit	40,373		40,866	39,814		39,756
Income from operations	12,019		10,476	7,607		2,976
Net income (loss)	(44,717)	(1)	3,584	4,050		1,423
Basic and diluted earnings (loss) per share	(1.00)		0.07	0.08		0.82

2012
Net sales	$45,861		$46,314	$44,288		$46,187
Gross profit	33,688		33,659	32,092		33,585
Income from operations	10,464		10,903	5,569		7,475
Net income (loss)	10,133		10,657	(31,865)	(1)	(34,412)	(1)
Basic and diluted earnings (loss) per share	0.32		0.33	(0.87)		(1.01)

(1)     Includes non-recurring, non-cash change in fair value of warrants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TILE SHOP HOLDINGS, INC.
Date: February 28, 2014	/s/ ROBERT A. RUCKER
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

Signature	Date

/s/ ROBERT A. RUCKER	February 28, 2014

Robert A. Rucker
Chief Executive Officer,
Director (Principal Executive Officer)

/s/ TIMOTHY C. CLAYTON	February 28, 2014

Timothy C. Clayton
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ WILLIAM E. WATTS	February 28, 2014

William E. Watts
Director and Chairman of the Board of Directors

/s/ PETER J. JACULLO	February 28, 2014

Peter J. Jacullo, Director

/s/ PETER H. KAMIN	February 28, 2014

Peter H. Kamin, Director

/s/ TODD KRASNOW	February 28, 2014

Todd Krasnow, Director

/s/ADAM L. SUTTIN	February 28, 2014

Adam L. Suttin, Director

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
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

10.2*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Robert A. Rucker – incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-4 dated July 2, 2012.
10.3*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Joseph Kinder – incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-4 dated July 2, 2012.
10.4*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Carl Randazzo – incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-4 dated July 2, 2012.
10.5*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Leigh H. Behrman – incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-4 dated July 2, 2012.

10.6*	Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.7*

Amended And Restated Amendment No. 1 to The Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.8

Form of Indemnification Agreement by and between Tile Shop Holdings, Inc. and each of its directors and executive officers – incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Form S-4 dated July 23, 2012.

10.9*

Offer Letter Agreement, dated July 28, 2012, by and between Tile Shop Holdings, Inc. and Timothy C. Clayton – incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registrant’s Form S-4 dated July 31, 2012.

10.10

Credit Agreement, dated as of October 3, 2012, by and among the Company, The Tile Shop, certain subsidiaries of The Tile Shop, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 3, 2012.

10.11

Security Agreement, dated as of October 3, 2012, by and among the Company, The Tile Shop, ILTS, LLC, JWC Acquisition Corp., The Tile Shop of Michigan, LLC, and Bank of America, N.A., as Administrative Agent – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 3, 2012.

10.12

Guaranty Agreement, dated as of October 3, 2012, by and among the Company, The Tile Shop, ILTS, LLC, JWC Acquisition Corp., The Tile Shop of Michigan, LLC, and Bank of America, N.A., as Administrative Agent – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated October 3, 2012.

10.13

Amendment No. 1 to Credit Agreement, dated as of April 30, 2013, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer – incorporated by reference to Exhibit 10.1to the registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.14

Stock Purchase Agreement by and between Tile Shop Holdings, Inc. and Nabron International, Inc., dated May 24, 2013 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 30, 2013.

10.15*	Tile Shop Holdings, Inc. Incentive Stock Option Agreement – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.16*	Tile Shop Holdings, Inc. Nonstatutory Stock Option Agreement – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.17*	Tile Shop Holdings, Inc. Stock Restriction Agreement – incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.18

Amendment No. 2 to Credit Agreement, dated as of July 8, 2013, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer – incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.19*

Employment Agreement, between Tile Shop Holdings, Inc. and Chris Homeister, effective October 1, 2013 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2013.

21.1	Subsidiaries of Tile Shop Holdings, Inc. – filed herewith.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm – filed herewith.

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm – filed herewith.

24.1	Power of Attorney (included on the “Signatures” page of this Form 10-K).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.1**	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2**	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management compensatory plan or arrangement.
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