Form 10-Q
period 2014-03-31
TILE SHOP HOLDINGS, INC.
filed 2014-05-09
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☒

As of May 5, 2014, there were 51,241,127 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2014 (unaudited)	December 31, 2013 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,287	$1,761
Trade receivables, net	1,506	1,198
Inventories	66,282	72,067
Income tax receivable	4,013	9,528
Deferred tax and other current assets, net	6,148	7,150
Total Current Assets	82,236	91,704
Property, plant and equipment, net	132,449	125,317
Deferred taxes and other assets	25,498	25,748
TOTAL ASSETS	$240,183	$242,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,517	$22,867
Other accrued liabilities	19,441	17,118
Total Current Liabilities	32,958	39,985
Long-term debt, net	89,750	91,646
Capital lease obligation, net	1,078	1,161
Deferred rent	27,151	25,560
Other long-term liabilities	4,272	4,554
TOTAL LIABILITIES	155,209	162,906

Stockholders’ equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued: 51,241,127, and 51,229,720 shares	5	5
Preferred stock, par value $.0001; authorized: 10,000,000 shares; issued: 0 shares	-	-
Additional paid-in-capital	171,121	169,719
Retained (deficit) earnings	(86,152)	(89,861)
Total stockholders’ equity	84,974	79,863
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,183	$242,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except share and per share amounts) (unaudited)

	Three months ended March 31,
	2014	2013
Net sales	$64,379	$56,835
Cost of sales	19,446	16,462
Gross profit	44,933	40,373
Selling, general and administrative expenses	37,972	28,354
Income from operations	6,961	12,019
Interest expense	711	594
Change in fair value of warrants	0	51,845
Other expense	69	33
Income (loss) before income taxes	6,181	(40,453)
Provision for income taxes	(2,472)	(4,264)
Net income (loss)	$3,709	$(44,717)

Earnings (loss) per common share:
Basic	$0.07	$(1.00)
Diluted	$0.07	$(1.00)

Weighted average shares outstanding:
Basic	51,166,766	44,854,988
Diluted	51,523,170	44,854,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$3,709	$(44,717)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,459	3,074
Loss on disposals of property, plant and equipment	91	45
Change in fair value of warrants	-	51,845
Deferred rent	1,591	1,831
Stock based compensation	1,397	1,092
Deferred income taxes	-	(281)
Changes in operating assets and liabilities:
Trade receivables	(308)	(273)
Inventories	5,785	(2,190)
Deferred taxes and other assets	(8)	(568)
Accounts payable	(9,350)	446
Income tax receivable/ payable	5,515	4,211
Accrued expenses and other liabilities	2,326	3,745
Net cash provided by operating activities	15,207	18,260

Cash Flows From Investing Activities
Proceeds from cash surrender value of life insurance policy	462	-
Purchases of property, plant and equipment	(12,073)	(11,143)
Proceeds from the sale of property, plant and equipment	159	-
Net cash used in investing activities	(11,452)	(11,143)

Cash Flows From Financing Activities
Release of restricted cash	754	-
Payments of long-term debt and capital lease obligations	(958)	(6,058)
Net payments on line of credit	(1,026)
Repurchase of warrants	-	(30,108)
Proceeds from exercise of warrants	-	41,821
Proceeds from exercise of stock options	5
Security deposit	(4)	4
Net cash (used in) provided by financing activities	(1,229)	5,659

Net change in cash	2,526	12,776

Cash and cash equivalents beginning of period	1,761	2,987
Cash and cash equivalents end of period	$4,287	$15,763

Non cash items
Reclassification of warrants from liability to equity	$-	$110,002
Increase in other assets for exercise of warrants	$-	$3,332
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$-	$1,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Organization and Nature of Business

The Tile Shop, LLC (“The Tile Shop”) was formed on December 30, 2002, as a Delaware limited liability company (LLC) and began operations on January 1, 2003. Tile Shop Holdings, Inc. (“Holdings”, and, together with its wholly owned subsidiaries, the “Company”) was incorporated under the laws of the state of Delaware in August 2012 to become the parent Company of Tile Shop, LLC.

The Company is engaged in the sale of tile and flooring products. The Company also fabricates or manufactures setting and maintenance materials in Michigan, Wisconsin, Virginia and Oklahoma. The Company’s primary market is retail sales to consumers; however, the Company does have sales to contractors. As of March 31, 2014, the Company had 93 stores in 30 states and an on-line retail operation. The Company also has distribution centers located in Wisconsin, Michigan, Virginia and Oklahoma.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, and variable interest entities. All significant intercompany transactions have been eliminated in consolidation.

Note 2: Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments that, in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. The unaudited interim condensed consolidated financial statements for the three months ended March 31, 2014, should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the Securities and Exchange Commission on February 28, 2014.

Note 3: Summary of Selected Significant Accounting Polices

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the year ended December 31, 2013. There were no material changes in significant accounting policies during the quarter ended March 31, 2014.

Inventories:

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of March 31, 2014 and December 31, 2013:

	(in thousands)
	March 31, 2014	December 31, 2013
Finished goods	$59,874	$62,690
Raw materials	1,933	1,370
Finished goods in transit and prepaid inventory	4,475	8,007
Total	$66,282	$72,067

Income Taxes:

The Company's effective tax rate on net income before income taxes for the three month periods ended March 31, 2014 and 2013 was 40% and (10.5)% respectively.  The effective tax rate on net loss before income taxes for the three month period ending March 31, 2013 was due to the significant non-deductible expense for the change in warrant liability.  For the three month periods ended March 31, 2014 and 2013, the Company recorded an income tax provision of $2,472 and $4,264, respectively.

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

Basic and diluted earnings (loss) per share were calculated as follows:

	(in thousands, except share and per share data)
	For the three months ended March 31,
	2014	2013
Net income (loss)	$3,709	$(44,717)
Weighted-average shares outstanding – basic	51,166,766	44,854,988
Effect of diluted securities attributable to stock-based payments	356,404	-
Weighted-average shares outstanding – diluted	51,523,170	44,854,988
Earnings per share from continuing operations:
Basic	$0.07	$(1.00)
Diluted	$0.07	$(1.00)

Potentially dilutive securities include 2,404,417 options and 259,394 restricted shares outstanding as of March 31, 2014.

Note 4: Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	(in thousands)
	March 31, 2014	December 31, 2013
Customer deposits	$6,694	$5,301
Accrued wages and salaries	3,034	2,905
Taxes - other	2,424	1,783
Interest payable	310	409
Sales return reserve	3,100	2,850
Current portion of debt and capital lease obligation	3,879	3,870
	$19,441	$17,118

Note 5: Long-term Debt

On October 3, 2012, the Company and its operating subsidiary The Tile Shop, LLC entered into a credit agreement with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement, as amended, provides the Company with a $120 million senior secured credit facility, comprised of a five-year $25 million term loan and a $95 million revolving line of credit. The Amended Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At March 31, 2014 and December 31, 2013, the base interest rate was 4.25%. At March 31, 2014 and December 31, 2013 the Libor-based interest rate was 2.156% and 2.408% respectively. As of March 31, 2014 and December 31, 2013, the Company had outstanding borrowings related to the revolving line of credit of $72.5 million and $73.5 million, respectively. The term loan requires quarterly principal payments of $0.9 million. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s and The Tile Shop’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than on terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. The Company was in compliance with the covenants as of March 31, 2014. On March 26, 2014, the Company completed an amendment to the Credit Facility which modified certain financial covenants to reflect the ongoing growth of the business.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 6: Fair Value of Financial Instruments

These condensed consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable and debt. At March 31, 2014 and December 31, 2013, the carrying amount of the Company’s cash and cash equivalents and trade receivables, accounts payable and accrued expenses approximated their fair values due to their short maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

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

Note 7: Equity Incentive Plans

Stock based compensation:

The Company measures and recognizes compensation expense for all stock-based awards at fair value. The financial statements for the three months ended March 31, 2014 and 2013 include compensation cost for the portion of outstanding stock option awards which have vested during those periods. The Company recognizes stock option compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2014 and 2013 total stock option compensation was $1.0 million and $0.8 million, respectively, and was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of March 31, 2014, the Company had 2,487,000 outstanding stock-based awards at a weighted average exercise price of $13.88.

Restricted stock:

The Company awards restricted common shares to selected employees, and non-employee directors. Recipients are not required to provide any consideration other than continued service. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. For the three months ended March 31, 2014 and 2013 total stock based compensation was $0.4 million and $0.3 million, respectively, was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

Note 8: Warrants

During 2012, the Company evaluated warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including common stock purchase warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed only to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on its evaluation, the Company concluded that our warrants were not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the transactions that will trigger the Price Reduction Provision are not inputs to the fair value of the warrants. Accordingly, the existence of the Price Reduction Provision in the warrants required us to classify the warrants as a derivative liability.

As of March 31, 2014 and December 31, 2013, the Company had no outstanding warrants and no liability. As of March 31, 2013, the change in fair value of warrants was $51.8 million.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, unexpected delays or expenses related to opening new stores and maintaining existing stores, uncertain impact of our expansion strategy on existing store sales and our financial condition, changes to economic conditions and customer preferences, disruptions in our supply chain, competitive factors, increases to interest rates, inability to maintain or procure credit, unanticipated expenses related to operating as a public company, an inability to maintain effective internal control over financial reporting, and those factors disclosed in the section captioned “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business Combination Transaction

We were incorporated in the State of Delaware in June 2012. On August 21, 2012, we consummated a business combination (the “Business Combination”) with JWC Acquisition Corp. (“JWCAC”) in order to become the parent company of The Tile Shop, LLC (“The Tile Shop”) and, in connection therewith, became a successor issuer to JWCAC by operation of Rule 12g- 3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Overview and Recent Developments

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of March 31, 2014 we operated 93 stores in 30 states, with an average size of 23,000 square feet. We also sell our products on our website.

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

Our focus in 2014 is to expand our brand by opening twenty new stores in 2014 and to improve the performance of our existing stores. During the three months ended March 31, 2014, we opened five stores in Illinois and Arizona, New Mexico and Texas, further expanding our footprint in the southwest. We believe that the highly-fragmented U.S. retail tile market provides us with a significant opportunity to expand our store base in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill orders and prevent delay at these new locations.

For the three months ended March 31, 2014 and 2013, we reported net sales of $64.4 million and $56.8 million, respectively, and income from operations of $7.0 million and $12.0 million, respectively. From December 31, 2009 to December 31, 2013, our net sales and income from operations increased at compounded annual growth rates of 18.5% and 7.9% respectively. During that period, we opened 47 new retail locations. We plan to continue to focus on store growth.

Net cash flows provided by operating activities were $15.2 million and $18.3 million for the three months ended March 31, 2014 and 2013, respectively, which were used to fund capital expenditures for opening new stores, pay down debt and daily operations. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows and with borrowings pursuant to our credit facility. As of March 31, 2014, we had cash of $4.3 million and working capital of $49.3 million.

Key Components of our Consolidated Statements of Income

Net sales Net sales represents total charges to customers, net of estimated returns, and includes freight charged to customers. We recognize sales at the time that the customer takes possession of the merchandise or the merchandise has shipped. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Sales and other taxes are recorded in the consolidated balance sheets but excluded from the consolidated statements of income. The increase in net sales in recent years has been a result of store base growth, increases in same store sales, expansion of product lines, and a gradually improving national economy.

The table below sets forth information about our same store sales growth from the year ended December 31, 2011 through March 31, 2014. The growth since 2011 through 2013 was driven by incremental net sales from stores not included in the comparable stores base, and the modest decrease in the same store sales during the period ending March 31, 2014 was the result of harsh winter weather conditions in important mid-west, mid-Atlantic and east coast markets where the majority of our stores are located. Same store sale amounts include total charges to customers less any actual returns. We do not include estimated return provisions or sales allowances in the same store sales calculation, as return reserves are calculated at the consolidated level. In general, we consider a store comparable on the first day of the 13th month of operation.

	Three Months Ended March 31,			Years Ended December 31,
	2014		2013	2013	2012	2011
Same store sales growth (decline)	(2.3%	)	10.4%	12.4%	7.1%	6.4%

We opened twenty, fifteen and five new stores in 2013, 2012 and 2011, respectively, as well as five new stores in the three months ended March 31, 2014. Net sales at new stores are generally lowest in the first few months after a location is opened and generally increase over time. We expect a store’s net sales to increase faster during its first three years of operation than in its later years. Store locations opened in existing markets tend to have higher net sales in the first year of operation than store locations opened in new markets because of increased brand awareness in existing markets and because a portion of such net sales come from more mature stores in those markets.

Cost of sales Cost of sales consists primarily of material costs, freight, duties, and storage and delivery of product to customers from stores, as well as costs associated with manufacturing of maintenance materials.

Gross profit Gross profit is net sales less cost of sales. Gross margin is the percentage determined by dividing gross profit by net sales.

Selling, general, and administrative expenses Payroll costs and occupancy expenses have historically been our most significant selling, general, and administrative expenses. Payroll costs exclude costs associated with manufacturing labor, as those costs are included in cost of sales. For the three months ended March 31, 2014 and 2013, our selling, general, and administrative expenses as a percentage of net sales was 59.0% and 49.9%, respectively. Our payroll costs have increased as a percentage of net sales primarily due to increased store base growth and investments in support infrastructure. Our occupancy costs have increased as a percentage of net sales due to opening 20 new stores in 2013 and 5 new stores in the three months ended March 31, 2014. Since new store sales are lower in the first months after opening, we anticipate that our selling, general and administrative expenses as a percentage of net sales will increase as we add store related occupancy and sales personnel costs. We will also add corporate leadership and staff costs and other corporate infrastructure investments to support our growth.

Pre-opening costs Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs, occupancy costs and promotional costs. Pre-opening costs are expensed as incurred and recorded in selling, general and administrative expenses.

Income taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rate for the three months ended March 31, 2014 is not necessarily indicative of the effective tax rate that may be expected for future periods.

Adjusted EBITDA

We calculate Adjusted EBITDA by taking net income calculated in accordance with GAAP, and adjusting interest expense, income taxes, depreciation and amortization, non-cash change in fair value of warrants, stock based compensation and other non-recurring items including special investigation costs and equity related transaction costs, Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

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

The reconciliation of adjusted EBITDA to net (loss) income for the three months ended March 31, 2014 and 2013 is as follows:

	For the three months ended March 31
	2014	2013
Net income (loss)	$3,709	$(44,717)
Interest expense	711	594
Income taxes	2,472	4,264
Change in fair value of warrants	-	51,845
Depreciation and amortization	4,411	3,044
Non-recurring investigation related and other recurring costs	1,128	240
Stock-based compensation	1,397	1,092
Adjusted EBTIDA	$13,828	$16,362

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

	(in thousands)
	2014	% of sales	2013	% of sales
Net sales	$64,379		$56,835
Cost of sales	19,446	30.2%	16,462	29.0%
Gross profit	44,933	69.8%	40,373	71.0%
Selling, general and administrative expenses	37,972	59.0%	28,354	49.9%
Income from operations	6,961	10.8%	12,019	21.1%
Interest expense	711	1.1%	594	1.0%
Change in fair value of warrants	0	0.0%	(51,845)	(91.2%)
Other expense	69	(0.1%)	33	(0.1%)
Income before income taxes	6,181	9.6%	(40,453)	(71.2%)
Provision for income taxes	(2,472)	(3.8%)	(4,264)	(7.5%)
Net income (loss)	$3,709	5.8%	$(44,717)	(78.7%)

Net sales Net sales increased by $7.5 million, or 13.3%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase is primarily due to net sales of $8.8 million from 21 new stores, partly offset by a modest decrease in comparable store sales of 2.3%, or $1.3 million. Sales were impacted by harsh weather conditions in important mid-west, Mid Atlantic, and east coast markets where the majority of our stores are located.

Gross profit Gross profit increased $4.6 million, or 11.3%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to the increase in net sales. Gross margin decreased from 71.0% for the three months ended March 31, 2013 to 69.8% for the three months ended March 31, 2014. The change was primarily driven by slightly higher product related costs and transportation expenses and product discounts.

Selling, general, and administrative expenses Selling, general, and administrative expenses increased $9.6 million, or 33.9%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Selling, general, and administrative expenses as a percentage of net sales increased to 59.0% for the three months ended March 31, 2014 from 49.9% for the three months ended March 31, 2013. The increase in selling, general, and administrative expenses was primarily due to increased rent and occupancy costs of $2.1 million, increased salaries and payroll costs of $3.5 million and increased depreciation and amortization of $1.4 million, as a result of opening new stores. Selling, general and administrative expense also included an increase of $0.9 million in professional fees primarily relating to Audit Committee special investigation costs.

Income from operations and operating margin As a result of the above, income from operations decreased by $5.1 million, or (42.1)%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Operating income margin decreased from 21.1% to 10.8% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease is due to the changes noted above in gross profit and selling, general and administrative expenses.

Pre-opening Costs Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the three months ended March 31, 2014 and 2013, we reported pre-opening costs of $0.6 million and $0.3 million, respectively.

Interest expense Interest expense increased $0.1 million, or 20.0%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase is due to additional borrowings under our credit facility.

Change in Fair Value of Warrants The decrease in change in fair value of warrant liability of $51.8 million, relates to a non-cash charge for the change in the fair value of the outstanding warrants for the three months ended March 31, 2013. The warrants were assumed by the Company in connection with the Business Combination on August 21, 2012. Prior to March 31, 2014, the warrants were fully exercised or redeemed, and no further expense will be recorded for these warrants in future periods.

Income before income taxes We recorded net income before taxes of $6.2 million for the three months ended March 31, 2014 compared to a net loss of $40.5 million for the same period in the previous year. The loss during the three months ended March 31, 2013 was primarily as a result of the change in the fair value of the warrant liability. Excluding the change in fair value of warrants, which was $51.8 million for the three months ended March 31, 2013, net income before taxes was $11.4 million.

Provision for income taxes Income tax provision decreased $1.8 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to lower taxable income.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $4.3 million of cash and cash equivalents at March 31, 2014, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for general corporate purposes, including opening new stores, purchasing additional merchandise inventory and maintaining our existing stores.

On October 3, 2012, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit facility with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement, as amended, provides the Company with a $120 million senior secured credit facility, comprised of a five-year $25 million term loan and a $95 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At March 31, 2014 and December 31, 2013, the base interest rate was 4.25%. At March 31, 2014 and December 31, 2013 the LIBOR-based interest rate was 2.156% and 2.408%, respectively. As of March 31, 2014 and December 31, 2013, the Company had outstanding borrowings related to the revolving line of credit of $72.5 million and $73.5 million, respectively. The term loan requires quarterly principal payments of $0.9 million. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s and The Tile Shop’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than on terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payment of cash dividends. The Company was in compliance with the covenants as of March 31, 2014. On March 26, 2014, the Company completed an amendment to the Credit Facility which modified certain financial covenants to reflect the ongoing growth of the business.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital expenditures in the quarter were $12.1 million. Approximately $9.5 million of this was for new store build-out and remodels of existing stores, $1.4 million was for expansion of our distribution and manufacturing facilities, and the remainder was for general corporate purposes, including expanding our existing information technology infrastructure.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open, the number of stores that we choose to renovate, and the number and size of any acquisition that we choose make. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. As of now, we intend to open no fewer than 15 additional stores at an expected aggregate cost of approximately $26.3 million in the remainder of 2014.

Cash flows

The following table summarizes our cash flow data for the three months ended March 31, 2014 and 2013.

	(in thousands)
	2014	2013
Net cash provided by operating activities	$15,207	$18,260
Net cash used in investing activities	(11,452)	(11,143)
Net cash provided by (used in) financing activities	(1,229)	5,659

During the three months ended March 31, 2014 and 2013, the Company had net income of $3.7 million and net loss of $44.7 million, respectively. Cash from operations during the three months ended March 31, 2014 was $15.2 million, compared to $18.3 million during the three months ended March 31, 2013. A decrease in income from operations contributed to the decrease in cash from operations.

Investing activities

Net cash used in investing activities totaled $11.5 million for the three months ended March 31, 2014, compared to $11.1 million for the three months ended March 31, 2013. Investing activities for the three months ended March 31, 2014 were primarily for purchases of store fixtures, equipment, building improvements and lease hold improvements for stores opened or remodeled, additions to existing distribution and manufacturing facilities, internally developed software and routine capital purchases of computer hardware and software.

Financing activities

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2014, compared to cash provided by financing activities of $5.7 million for the three months ended March 31, 2013. Cash used during the three months ended March 31, 2014 consisted of payments on long term debt and capital lease obligations of $0.9 million and net payments on the credit facility of $1.0 million. Principal payments on long-term debt and capital lease obligations over the next 12 months are expected to total approximately $3.9 million. At March 31, 2014, the Company was in compliance with its debt covenants. The Company intends to pay the principal payments via cash from operations. During the quarter ended March 31, 2013, the Company received $41.8 million in cash proceeds from the exercise of warrants, and utilized $30.1 million of that cash to repurchase warrants.

Cash and cash equivalents totaled $4.3 million at March 31, 2014, versus $1.8 million at December 31, 2013. The Company has working capital of $49.3 million at March 31, 2014, compared to working capital of $51.7 million at December 31, 2013.

Off-balance sheet arrangements

As of March 31, 2014 and December 31, 2013, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual arrangements

As of March 31, 2014, there were no significant changes to our contractual obligations.

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

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents and in connection with borrowings under our credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. The base rate was 4.25% at March 31, 2014. Based upon balances and interest rates as of March 31, 2014, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow of approximately $1.0 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.0 million. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operations.

We currently do not engage in any interest rate hedging activity. However, we may do so in the future to mitigate market risk rate. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that it is accumulated and communicated to our management including our CEO, COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

On March 26, 2014, we amended our credit agreement with Bank of America, N.A. and certain lenders to adjust the calculation of certain financial covenants. The foregoing summary is not complete and is qualified in its entirety by reference to the full text of the amendment, a copy of which is set forth as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6.     EXHIBITS

Exhibits

3.1(1)	Certificate of Incorporation of Tile Shop Holdings, Inc.

3.2(2)	By-Laws of Tile Shop Holdings, Inc.

10.1*

Amendment No. 3 to Credit Agreement, dated as of March 26, 2014, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 200 2.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012, and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith.

 +                 In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: May 9, 2014	By:	/s/ Robert A. Rucker
Robert A. Rucker
Chief Executive Officer

Dated: May 9, 2014	By:	/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Tile Shop Holdings, Inc.

3.2(2)	By-Laws of Tile Shop Holdings, Inc.

10.1*

Amendment No. 4 to Credit Agreement, dated as of March 26, 2014, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 200 2.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012, and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith.

 +              In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections