Form 10-Q
period 2014-06-30
TILE SHOP HOLDINGS, INC.
filed 2014-08-08
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from – to -

Commission file number: 001-35629

TILE SHOP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5538095
(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification No.)

14000 Carlson Parkway
Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

(763) 852-2988

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ⌧Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	⌧		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ⌧ No

As of August 6, there were 51,245,537 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2014 (unaudited)	December 31, 2013 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,526	$1,761
Trade receivables, net	2,004	1,198
Inventories	63,892	72,067
Income tax receivable	6,029	9,528
Deferred tax and other current assets, net	5,330	7,150
Total Current Assets	80,781	91,704
Property, plant and equipment, net	137,922	125,317
Deferred taxes and other assets	25,335	25,748
TOTAL ASSETS	$244,038	$242,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,164	$22,867
Other accrued liabilities	17,309	17,118
Total Current Liabilities	27,473	39,985
Long-term debt, net	91,275	91,646
Capital lease obligation, net	996	1,161
Deferred rent	30,159	25,560
Other long-term liabilities	4,103	4,554
TOTAL LIABILITIES	154,006	162,906

Stockholders’ equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued: 51,242,537, and 51,229,720 shares	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued: 0 shares	-	-
Additional paid-in-capital	172,350	169,719
Retained (deficit) earnings	(82,323)	(89,861)
Total stockholders’ equity	90,032	79,863
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$244,038	$242,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$66,665	$58,123	$131,044	$114,958
Cost of sales	20,163	17,257	39,609	33,719
Gross profit	46,502	40,866	91,435	81,239
Selling, general and administrative expenses	39,382	30,390	77,355	58,744
Income from operations	7,120	10,476	14,080	22,495
Interest expense	735	495	1,445	1,089
Change in fair value of warrants	-	2,374	-	54,219
Other expense	4	8	72	41
Income (loss) before income taxes	6,381	7,599	12,563	(32,854)
Provision for income taxes	(2,553)	(4,015)	(5,025)	(8,279)
Net income (loss)	$3,828	$3,584	$7,538	$(41,133)

Earnings (loss) per common share:
Basic	$0.08	$0.07	$0.15	$(0.85)
Diluted	$0.07	$0.07	$0.15	$(0.85)

Weighted average shares outstanding:
Basic	51,003,063	51,556,088	51,001,589	48,224,049
Diluted	51,323,770	53,259,250	51,361,967	48,224,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

 (in thousands)

(unaudited)

	Six months ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$7,538	$(41,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,327	6,511
Loss on disposals of property, plant and equipment	135	62
Change in fair value of warrants	-	54,219
Deferred rent	4,599	3,506
Stock based compensation	2,626	2,264
Deferred income taxes	-	353
Changes in operating assets and liabilities:
Trade receivables	(806)	(528)
Inventories	8,175	(11,794)
Prepaid expenses and other current assets	729	(1,479)
Accounts payable	(9,896)	5,544
Income tax receivable/ payable	3,499	(4,148)
Accrued expenses and other liabilities	185	1,319
Net cash provided by operating activities	26,111	14,696

Cash Flows From Investing Activities
Proceeds from cash surrender value of life insurance policy	677	-
Purchases of property, plant and equipment	(25,434)	(21,845)
Proceeds from the sale of property, plant and equipment	212	-
Net cash used in investing activities	(24,545)	(21,845)

Cash Flows From Financing Activities
Release of restricted cash	754	-
Payments of long-term debt and capital lease obligations	(13,531)	(30,326)
Proceeds from long-term debt	13,000	32,000
Repurchase of warrants	-	(30,108)
Repurchase of common units	-	(46,000)
Proceeds from exercise of warrants	-	82,413
Proceeds from exercise of stock options	5	-
Debt issuance costs	-	(7)
Security deposit	(29)	-
Net cash provided by financing activities	199	7,972

Net change in cash	1,765	823

Cash and cash equivalents beginning of period	1,761	2,987
Cash and cash equivalents end of period	$3,526	$3,810

Non cash items
Reclassification of warrants from liability to equity	$-	$149,865
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,976	$2,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Organization and Nature of Business

The Tile Shop, LLC (“The Tile Shop”) was formed on December 30, 2002, as a Delaware limited liability company and began operations on January 1, 2003. Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated under the laws of the state of Delaware in August 2012 to become the parent Company of The Tile Shop, LLC.

The Company is engaged in the sale of tile and flooring products. The Company also fabricates or manufactures setting and maintenance materials in Michigan, Wisconsin, Virginia and Oklahoma. The Company’s primary market is retail sales to consumers; however, the Company does have sales to contractors. As of June 30, 2014, the Company had 98 stores in 30 states and an on-line retail operation. The Company also has distribution centers located in Wisconsin, Michigan, Virginia and Oklahoma.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, and variable interest entities.  All significant intercompany transactions have been eliminated in consolidation.

Note 2: Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments that, in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. The unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2014 should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the Securities and Exchange Commission on February 28, 2014.

Note 3: Summary of Selected Significant Accounting Polices

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the year ended December 31, 2013. There were no material changes in significant accounting policies during the six months ended June 30, 2014.

Inventories:

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consist primarily of merchandise held for sale. Inventories comprised of the following as June 30, 2014 and December 31, 2013:

	(in thousands)
	June 30, 2014	December 31, 2013
Finished goods	$56,584	$62,690
Raw materials	1,943	1,370
Finished goods in transit and prepaid inventory	5,365	8,007
Total	$63,892	$72,067

Income taxes:

The Company's effective tax rate on net income before income taxes for the three month periods ended June 30, 2014 and 2013 was 40.0% and 52.8%, respectively. The Company’s effective tax rate on net income (loss) before income taxes for the six month periods ended June 30, 2014 and 2013 was 40.0% and (25.2%), respectively. The effective tax rate on net loss before income taxes for the six month period ending June 30, 2013 was due to the significant non-deductible expense for the change in warrant liability. For the three month periods ended June 30, 2014 and 2013, the Company recorded an income tax provision of $2.6 million and $4.0 million, respectively. For the six month periods ended June 30, 2014 and 2013, the Company recorded an income tax provision of $5.0 million and $8.3 million, respectively.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will not be realized, the related valuation allowance would be required.

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

Basic and diluted earnings (loss) per share were calculated as follows:

	(dollars in thousands)		(dollars in thousands)
	For the three months Ended June 30,		For the six months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$3,828	$3,584	$7,538	$(41,133)
Weighted average basic shares outstanding	51,003,063	51,556,088	51,001,589	48,224,049
Effect of diluted securities attributable to stock based awards	320,707	1,703,162	360,378	-
Weighted average diluted shares outstanding	51,323,770	53,259,250	51,361,967	48,224,049
Earnings per share from continuing operations:
Basic	$0.08	$0.07	$0.15	$(0.85)
Dilutive	$0.07	$0.07	$0.15	$(0.85)
Anti-dilutive securities excluded from EPS calculation	920,118	32,804	875,620	2,740,623

Note 4: Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	(in thousands)
	June 30, 2014	December 31, 2013
Customer deposits	$4,561	$5,301
Accrued wages and salaries	2,915	2,905
Taxes - other	2,423	1,783
Interest payable	427	409
Sales return reserve	3,100	2,850
Current portion of debt and capital lease obligation	3,883	3,870
	$17,309	$17,118

Note 5: Long-term Debt

On October 3, 2012, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement, as amended, provides the Company with a $120 million senior secured credit facility, comprised of a five-year $25 million term loan and a $95 million revolving line of credit. The Amended Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At June 30, 2014 and December 31, 2013 the base interest rate was 4.50% and 4.25%, respectively. At June 30, 2014 and December 31, 2013 the LIBOR-based interest rate was 2.481% and 2.408%, respectively. As of June 30, 2014 and December 31, 2013, the Company had outstanding borrowings rated to the revolving line of credit of $75.0 million and $73.5 million, respectively. The term loan requires quarterly principal payments of $875,000. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s and The Tile Shop’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. The Company was in compliance with the covenants during the six months ended June 30, 2014. On March 26, 2014, the Company completed an amendment to the Credit Facility which modified certain financial covenants to reflect the ongoing growth of the business.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 6: Fair Value of Financial Instruments

These condensed consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable and debt. At June 30, 2014 and December 31, 2013, the carrying amount of the Company’s cash and cash equivalents and trade receivables, accounts payable and accrued expenses approximated their fair values due to their short-term maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

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

Our common stock warrants were listed for trading on the OTC market. Warrant expense related to the change in fair value of the warrant liability was $0 and $2.4 million for the three months ended June 30, 2014 and 2013 and $0 and $54.2 million for the six months ended June 30, 2014 and 2013.

Note 7: Equity Incentive Plans

Stock Options:

The Company measures and recognizes compensation expense for all stock option awards at fair value. The financial statements for the three and six months ended June 30, 2014 and 2013 include compensation cost for the portion of outstanding awards which have vested during those periods. The Company recognizes stock based compensation costs related to stock options on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three and six months ended June 30, 2014 total stock based compensation expense related to stock options was $0.8 million and $1.8 million, respectively. For the three and six months ended June 30, 2013 total stock based compensation expense related to stock options was $0.8 million and $1.6 million, respectively. Stock based compensation related to stock options is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of June 30, 2014, the Company had 2,352,749 outstanding stock option awards at a weighted average exercise price of $13.70.

Restricted stock:

The Company awards restricted common shares to selected employees, and non-employee directors. Recipients are not required to provide any consideration other than continued service. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. For the three and six months ended June 30, 2014 total stock based compensation expense related to restricted stock awards was $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2013 total stock based compensation expense related to restricted stock awards was $0.3 million and $0.7 million, respectively. Stock based compensation related to restricted stock awards is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of June 30, 2014, the Company had 366,894 outstanding restricted common shares.

Note 8: Warrants

During 2012, the Company evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including common stock purchase warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed only to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on its evaluation, the Company concluded that the warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the transactions that will trigger the Price Reduction Provision are not inputs to the fair value of the warrants. Accordingly, the existence of the Price Reduction Provision in the warrants required us to classify the warrants as a derivative liability.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

As of June 30, 2014 and December 31, 2013, the Company had no outstanding warrants. As of June 30, 2013, the change in fair value of warrants was $54.2 million.

Note 9: New Market Tax Credit

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

We have determined that the financing arrangement with the Investment Funds and CDEs contains a variable interest entity, or “VIE.” The ongoing activities of the Investment Funds – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to the structure; Chase’s and U.S. Bank Community LLC’s lack of a material interest in the underling economics of the project; and the fact that we are obligated to absorb losses of the Investment Fund. We concluded that we are the primary beneficiary of the VIE and consolidated the Investment Funds, as a VIE, in accordance with the accounting standards for consolidation. Chase’s and U.S. Bank Community LLC’s contributions of $4.4 million, net of syndication fees, are included in cash, restricted cash, and other long-term liabilities in the accompanying consolidated balance sheet. The benefit of this net $4.4 million contribution will be recognized as a decrease in depreciation expense as we amortize the contribution liability over the seven-year compliance period as it is being earned through our on-going compliance with the conditions of the NMTC program. Direct costs of $1.0 million incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans (40 years). Incremental costs to maintain the structure during the compliance period are recognized as incurred. The restricted cash was released in the first quarter of 2014.

Note 10: New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a final standard on revenue from contracts with customers.  The new standard sets forth a single comprehensive model for recognizing and reporting revenue.  The new standard is effective for the Company in its fiscal year 2017, and permits the use of either a retrospective or a cumulative effect transition model.  The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, unexpected delays or expenses related to opening new stores and maintaining existing stores, changes to economic conditions and customer preferences, disruptions in our supply chain, competitive factors, increases to interest rates, unanticipated expenses related to operating as a public company including but not limited to litigation-related expenses, an inability to maintain effective internal control over financial reporting, and those factors disclosed in the section captioned “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Overview and Recent Trends

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of June 30, 2014 we operated 98 stores in 30 states, with an average size of 22,500 square feet. We also sell our products on our website.

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

Our focus in 2014 is to expand our brand by opening twenty new stores and to improve the performance of our existing stores. During the six months ended June 30, 2014, we opened ten stores in Illinois, Indiana, Colorado, South Carolina, Arizona, New Mexico and Texas, further expanding our footprint in the southwest. We believe that the highly-fragmented U.S. retail tile market provides us with a significant opportunity to expand our store base in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill orders and prevent delay at these new locations.

For the three and six months ended June 30, 2014, we reported net sales of $66.7 million and $131.0 million, respectively, and income from operations of $7.1 million and $14.1 million, respectively. From December 31, 2009 to December 31, 2013, our net sales and income from operations increased at compounded annual growth rates of 18.5% and 7.9% respectively. During that period, we opened 47 new retail locations. We plan to continue to focus on store growth.

Net cash flows provided by operating activities were $26.1 million and $14.7 million for the six months ended June 30, 2014 and 2013, which were used to fund capital expenditures for opening new stores and daily operations. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows and with borrowings pursuant to our credit facility. As of June 30, 2014, we had cash of $3.5 million and working capital of $53.3 million.

Key Components of our Consolidated Statements of Income

Net sales Net sales represent total charges to customers, net of estimated returns, and includes freight charged to customers. We recognize sales at the time that the customer takes possession of the merchandise or the merchandise has shipped. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Sales and other taxes are recorded in the consolidated balance sheets but excluded from the consolidated statements of income. The increase in net sales in recent years has been a result of store base growth, increases in same store sales, expansion of product lines, and a gradually improving national economy.

The table below sets forth information about our same store sales growth from the year ended December 31, 2011 through June 30, 2014. The growth since 2011 through 2013 was driven by incremental net sales from stores not included in the comparable stores base, and the modest decrease in the same store sales during the period ending June 30, 2014 was the result of adverse macroeconomic factors and the extremely harsh winter weather experienced in our primary geographic markets in the first quarter of 2014. Same store sale amounts include total charges to customers less any actual returns. We do not include estimated return provisions or sales allowances in the same store sales calculation, as return reserves are calculated at the consolidated level. In general, we consider a store comparable on the first day of the 13th month of operation.

	Six Months Ended June 30,			Years Ended December 31,
	2014		2013	2013	2012	2011
Same store sales growth (decline)	(1.0%	)	12.4%	12.4%	7.1%	6.4%

We opened twenty, fifteen, and five new stores in 2013, 2012, and 2011, respectively, as well as ten new stores in the six months ended June 30, 2014. Net sales at new stores are generally lowest in the first few months after a location is opened and generally increase over time. We expect a store’s net sales to increase faster during its first three years of operation than in its later years. Store locations opened in existing markets tend to have higher net sales in the first year of operation than store locations opened in new markets because of increased brand awareness in existing markets and because a portion of such net sales come from more mature stores in those markets.

Cost of sales Cost of sales consists primarily of material costs, freight, duties, and storage and delivery of our products to the customer, as well as costs associated with manufacturing of maintenance materials.

Gross profit Gross profit is net sales less cost of sales. Gross margin is the percentage determined by dividing gross profit by net sales.

Selling, general, and administrative expenses Payroll costs and occupancy expenses have historically been our most significant selling, general, and administrative expenses. Payroll costs exclude costs associated with manufacturing labor, as those costs are included in cost of sales. For the six months ended June 30, 2014 and 2013, our selling, general, and administrative expenses as a percentage of net sales was 59.0% and 51.1%, respectively. Our payroll costs have increased as a percentage of net sales primarily due to store base growth and investments in support infrastructure. Our occupancy costs have increased as a percentage of net sales due to opening twenty new stores in 2013 (including thirteen during the second half of the 2013 year) and ten new stores in the six months ended June 30, 2014. Since new store sales are lower in the first months after opening, we anticipate that our selling, general and administrative expenses as a percentage of net sales will increase as we add store related occupancy and sales personnel costs. We will also add corporate leadership and staff costs and other corporate infrastructure investments to support our growth.

Pre-opening costs Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs, occupancy costs and promotional costs. Pre-opening costs are expensed as incurred and recorded in selling, general, and administrative expenses.

Income taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rate for the three months ended June 30, 2014 is not necessarily indicative of the effective tax rate that may be expected for future periods.

Adjusted EBITDA

We calculate Adjusted EBITDA by taking net income calculated in accordance with GAAP, and adjusting interest expense, income taxes, depreciation and amortization, non-cash change in fair value of warrants, stock based compensation and other non-recurring items including shareholder litigation, special investigation costs, and equity related transaction costs. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

Our management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our consolidated financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which expenses and income are excluded or included in determining this non-GAAP financial measure. In order to compensate for these limitations, management presents non-GAAP financial measures in connection with GAAP results. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures and not to rely on any single financial measure to evaluate our business.

The reconciliation of adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2014 and 2013 is as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$3,828	$3,584	$7,538	$(41,133)
Interest Expense	735	495	1,445	1,089
Income taxes	2,553	4,015	5,025	8,279
Change in fair value of warrants	-	2,374	-	54,219
Depreciation and amortization	4,868	3,407	9,327	6,451
Investigation related & other unusual costs	225	785	1,353	1,025
Stock-based compensation	1,229	1,172	2,626	2,264
Adjusted EBITDA	$13,438	$15,832	$27,314	$32,194

Results of Operations

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

	(in thousands)
	2014	% of sales	2013	% of sales
Net sales	$66,665		$58,123
Cost of sales	20,163	30.2%	17,257	29.7%
Gross profit	46,502	69.8%	40,866	70.3%
Selling, general and administrative expenses	39,382	59.1%	30,390	52.3%
Income from operations	7,120	10.7%	10,476	18.0%
Interest expense	735	1.1%	495	0.9%
Change in fair value of warrants	-	0.0%	2,374	4.1%
Other expense	4	0.0%	8	0.0%
Income before income taxes	6,381	9.6%	7,599	13.1%
Provision for income taxes	(2,553)	(3.8% )	(4,015)	(6.9% )
Net income	$3,828	5.7%	$3,584	6.2%

Net sales Net sales for the second quarter of 2014 increased $8.6 million, or 14.7%, over the second quarter of 2013 as net sales in non-comparable stores increased $8.4 million and net sales in comparable stores increased $0.2 million. Net sales increased primarily due to the expansion of our store base by 23 locations, or 30.7%, comparing the total at June 30, 2014 to June 30, 2013. Sales in the quarter were impacted by adverse changes in certain macroeconomic conditions, including a year over year decline in existing home sales.

Gross profit Gross profit increased $5.6 million, or 13.8%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to the increase in net sales. Gross margin decreased from 70.3% for the three months ended June 30, 2013 to 69.8% for the three months ended June 30, 2014.  The change was primarily driven by slightly higher product costs, transportation expenses, and distribution costs.

Selling, general, and administrative expenses Selling, general, and administrative expenses increased $9.0 million, or 29.6%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Selling, general, and administrative expenses as a percentage of net sales increased to 59.1% for the three months ended June 30, 2014 from 52.3% for the three months ended June 30, 2013. The increase in selling, general, and administrative expenses was primarily due to increased rent and occupancy costs of $2.7 million, increased salaries and payroll costs of $4.2 million and increased depreciation and amortization of $1.4 million, as a result of opening new stores.

Selling, general, and administrative expenses includes costs of $0.2 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively, which relate to the special investigation, litigation, and in 2013, equity related transactions.

Income from operations and operating margin As a result of the above, income from operations decreased by $3.4 million, or 32.0%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Operating income margin decreased from 18.0% to 10.7% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease is due to the changes noted above in gross profit and selling, general and administrative expenses.

Pre-opening Costs Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the three months ended June 30, 2014 and 2013, we incurred pre-opening costs of $0.4 million in both periods.

Interest expense Interest expense increased $0.2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase is due to increased borrowings under our credit facility.

Change in Fair Value of Warrant Liability The $2.4 million decrease in fair value of warrant liability, as compared to the three months ended June 30, 2013, relates to a non-cash charge for the change in the fair value of the warrants that were outstanding during for the three months ended June 30, 2013. The warrants were assumed by the Company in connection with the Business Combination on August 21, 2012. At June 30, 2013 the warrants were fully exercised or redeemed, and no further expense has been recorded since that time.

Income before income taxes Income before income taxes was $6.4 million for the three months ended June 30, 2014, compared to $7.6 million for the same period in the previous year. The decrease is the result of selling, general, and administrative costs increasing faster than gross profit due to our investment in new stores over the past year.

Provision for income taxes Income tax provision decreased $1.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to lower taxable income.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

	(in thousands)
	2014	% of sales	2013	% of sales
Net sales	$131,044		$114,958
Cost of sales	39,609	30.2%	33,719	29.3%
Gross profit	91,435	69.8%	81,239	70.7%
Selling, general and administrative expenses	77,355	59.0%	58,744	51.1%
Income from operations	14,080	10.7%	22,495	19.6%
Interest expense	1,445	1.1%	1,089	0.9%
Change in fair value of warrants	-	0.0%	54,219	47.2%
Other expense	72	0.1%	41	0.0%
(Loss) income before income taxes	12,563	9.6%	(32,854)	(28.6% )
Provision for income taxes	(5,025)	(3.8% )	(8,279)	(7.2% )
Net (loss) income	$7,538	5.8%	$(41,133)	(35.8% )

Net Sales Net sales for the six months ended June 30, 2014 increased $16.1 million, or 14.0%, over the same prior year period as a result of a $17.3 million increase in non-comparable store sales, partly offset by a modest decrease in comparable store sales of 1.0%, or $1.2 million. Sales were impacted by harsh weather conditions in important mid-west, Mid-Atlantic, and east coast markets where the majority of our stores are located, as well as by adverse changes in certain macroeconomic conditions including year over year declines in existing home sales.

Gross profit Gross profit increased $10.2 million, or 12.6%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to the increase in net sales. Gross margin decreased from 70.7%, for the six months ended June 30, 2013 to 69.8% for the six months ended June 30, 2014. The decrease in margin was primarily driven by slightly higher product costs, transportation expenses, and distribution costs.

Selling, general, and administrative expenses Selling, general, and administrative expenses increased $18.6 million, or 31.7%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Selling, general, and administrative expenses as a percentage of net sales increased to 59.0% for the six months ended June 30, 2014 from 51.1% for the six months ended June 30, 2013. The increase in selling, general, and administrative expenses was primarily due to increased rent and occupancy costs of $5.1 million. We have 23 more stores open as of June 30, 2014 compared to the same time in 2013, as well as six full months of costs associated with 7 stores that we opened during the first half of last year. Other significant increases as a result of opening new stores are related to salaries and payroll costs of $7.7 million. Depreciation and amortization increased by $2.8 million over the same period last year due to new store growth, new manufacturing plant depreciation, and store improvements.

Selling, general, and administrative expenses includes costs of $1.4 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively, which relate to the special investigation, litigation, and in 2013, equity related transactions.

Income from operations and operating margin As a result of the above, income from operations decreased by $8.4 million, or 37.4%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Operating income margin decreased from 19.6% to 10.7% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease is due to the changes noted above in gross profit and selling, general and administrative expenses.

Pre-opening Costs Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general, and administrative expenses. During the six months ended June 30, 2014 and 2013, we incurred pre-opening costs of $1.0 million and $0.8 million, respectively.

Interest expense Interest expense increased $0.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase is due to increased borrowings under our credit facility.

Change in fair value of warrants The $54.2 million decrease in fair value of warrant liability, as compared to the six months ended June 30, 2013, relates to a non-cash charge for the change in the fair value of the warrants that were outstanding during the six months ended June 30, 2013. The warrants were assumed by the Company in connection with the Business Combination on August 21, 2012. At June 30, 2013 the warrants were fully exercised or redeemed, and no further expense has been recorded since that time.

Income before income taxes Income before taxes was $12.6 million for the six months ended June 30, 2014, compared to a loss before income taxes of $32.9 million for the same period in the previous year. The loss during the six months ended June 30, 2013 was as a result of the change in the fair value of the warrant liability of $54.2 million. Excluding the change in fair value of warrants, income before taxes was $21.4 million for the six months ended June 30, 2013.

Provision for income taxes Income tax provision decreased $3.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to lower taxable income.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $3.5 million of cash and cash equivalents at June 30, 2014, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for general corporate purposes, including opening new stores, purchasing additional merchandise inventory and maintaining our existing stores.

On October 3, 2012, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit facility with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement, as amended, provides the Company with a $120 million senior secured credit facility, comprised of a five-year $25 million term loan and a $95 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At June 30, 2014 and December 31, 2013 the base interest rate was 4.50% and 4.25%, respectively. At June 30, 2014 and December 31, 2013 the LIBOR-based interest rate was 2.481% and 2.408%, respectively. As of June 30, 2014 and December 31, 2013, the Company had outstanding borrowings related to the revolving line of credit of $75.0 million and $73.5 million, respectively. The term loan requires quarterly principal payments of $875,000. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s and The Tile Shop’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on terms other than that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payment of cash dividends. The Company was in compliance with the covenants as of June 30, 2014. On March 26, 2014, the Company completed an amendment to the Credit Facility which modified certain financial covenants to reflect the ongoing growth of the business.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital expenditures in the six months ended June 30, 2014 were $25.4 million. Approximately $21.5 million of this was for new store build-out and remodels of existing stores, $2.2 million was for expansion of our distribution and manufacturing facilities, and the remainder was for general corporate purposes, including enhancing our existing information technology infrastructure.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. As of now, we intend to open no fewer than 10 additional stores at an expected aggregate cost of approximately $14.3 million in the remainder of 2014.

Cash flows

The following table summarizes our cash flow data for the six months ended June 30, 2014 and 2013.

	(in thousands)
	Six months ended June 30,
	2014	2013
Net cash provided by operating activities	$26,111	$14,696
Net cash used in investing activities	(24,545)	(21,845)
Net cash provided by financing activities	199	7,972

Operating activities

During the six months ended June 30, 2014 and 2013, the Company had net income of $7.5 million and net loss of $41.1 million, respectively. Cash from operations during the six months ended June 30, 2014 was $26.1 million, compared to $14.7 million during the six months ended June 30, 2013. Significant decreases in inventories and accounts payable, offset by increased depreciation expenses, contributed to the increase in cash from operations.

Investing activities

Net cash used in investing activities totaled $24.5 million for the six months ended June 30, 2014, compared to $21.8 million for the six months ended June 30, 2013. Investing activities were primarily for purchases of store fixtures, equipment, building improvements for stores opened or remodeled, additions to existing distribution facilities, internally developed software and routine capital purchases of computer hardware and software.

Financing activities

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2014, compared to $8.0 million for the six months ended June 30, 2013. Cash provided during the six months ended June 30, 2014 consisted of release of restricted cash of $0.8 million and cash used consisted of the net payment of long term debt and capital lease obligations of $0.5 million. Principal payments on long-term debt and capital lease obligations over the next 12 months are expected to total approximately $3.9 million. At June 30, 2014, the Company was in compliance with its debt covenants. The Company intends to pay the principal payments via cash from operations.

Cash and cash equivalents totaled $3.5 million at June 30, 2014, versus $1.8 million at December 31, 2013. The Company has working capital of $53.3 million at June 30, 2014, compared to working capital of $51.7 million at December 31, 2013.

Off-balance sheet arrangements

As of June 30, 2014 and December 31, 2013, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual arrangements

As of June 30, 2014, there were no significant changes to our contractual obligations.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in its fiscal year 2017, and permits the use of either a retrospective or a cumulative effect transition method. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents and in connection with borrowings under our credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. The base rate was 4.50% at June 30, 2014. Based upon balances and interest rates as of June 30, 2014, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.9 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.9 million. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2104. Based upon that evaluation, the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that it is accumulated and communicated to our management included our CEO, COO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurring during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1(1)	Certificate of Incorporation of Tile Shop Holdings, Inc.

3.2(2)	By-Laws of Tile Shop Holdings, Inc.

10.1(3)	Employment Agreement, by and between the Company and Kirk Geadelmann, dated June 30, 2014.

10.2(3)	Amendment to Employment Agreement, by and between the Company and Timothy C. Clayton, dated June 30, 2014.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)                Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2014, and incorporated herein by reference.

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

TILE SHOP HOLDINGS, INC.

Dated: August 8, 2014
	By:	/s/ Robert A. Rucker
Robert A. Rucker
Chief Executive Officer

Dated: August 8, 2014	By:	/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Tile Shop Holdings, Inc.

3.2(2)	By-Laws of Tile Shop Holdings, Inc.

10.1(3)	Employment Agreement, by and between the Company and Kirk Geadelmann, dated June 30, 2014.

10.2(3)	Amendment to Employment Agreement, by and between the Company and Timothy C. Clayton, dated June 30, 2014.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)                Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2014, and incorporated herein by reference.

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