Form 10-Q
period 2014-09-30
TILE SHOP HOLDINGS, INC.
filed 2014-11-07
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ⌧ Yes  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ⌧

As of November 5, 2014, there were 51,314,005 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

 Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30, 2014 (unaudited)	December 31, 2013 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,674	$1,761
Trade receivables, net	1,897	1,198
Inventories	67,287	72,067
Income tax receivable	4,344	9,528
Deferred tax and other current assets, net	6,449	7,150
Total Current Assets	85,651	91,704
Property, plant and equipment, net	141,024	125,317
Deferred taxes and other assets	25,268	25,748
TOTAL ASSETS	$251,943	$242,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,638	$22,867
Other accrued liabilities	18,931	17,118
Total Current Liabilities	32,569	39,985
Long-term debt, net	90,400	91,646
Capital lease obligation, net	943	1,161
Deferred rent	31,247	25,560
Other long-term liabilities	3,935	4,554
TOTAL LIABILITIES	159,094	162,906

Stockholders’ equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued: 51,314,005, and 51,229,720 shares	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued: 0 shares	-	-
Additional paid-in-capital	173,664	169,719
Retained (deficit) earnings	(80,820)	(89,861)
Total stockholders’ equity	92,849	79,863
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$251,943	$242,769

See accompanying Notes to Condensed Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(dollars in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$62,806	$56,800	$193,850	$171,758
Cost of sales	19,348	16,986	58,957	50,705
Gross profit	43,458	39,814	134,893	121,053
Selling, general and administrative expenses	39,752	32,207	117,106	90,951
Income from operations	3,706	7,607	17,787	30,102
Interest expense	906	780	2,352	1,869
Change in fair value of warrants	-	-	-	54,219
Other expense	290	20	363	61
Income (loss) before income taxes	2,510	6,807	15,072	(26,047)
Provision for income taxes	(1,006)	(2,757)	(6,031)	(11,036)
Net income (loss)	$1,504	$4,050	$9,041	$(37,083)

Earnings (loss) per common share:
Basic	$0.03	$0.08	$0.18	$(0.75)
Diluted	$0.03	$0.08	$0.18	$(0.75)

Weighted average shares outstanding:
Basic	51,016,487	50,911,104	51,006,610	49,129,577
Diluted	51,066,497	51,892,028	51,103,216	49,129,577

See accompanying Notes to Condensed Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Nine months ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$9,041	$(37,083)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,302	10,154
Amortization of debt issuance costs	156	97
Loss on disposals of property, plant and equipment	462	76
Change in fair value of warrants	-	54,219
Deferred rent	5,687	4,547
Stock based compensation	3,910	3,391
Deferred income taxes	-	(28)
Changes in operating assets and liabilities:
Trade receivables	(698)	(406)
Inventories	4,781	(24,973)
Prepaid expenses and other current assets	(376)	1,430
Accounts payable	(6,141)	6,064
Income tax receivable/ payable	5,184	(717)
Accrued expenses and other liabilities	1,805	(3,737)
Net cash provided by operating activities	38,113	13,034

Cash Flows From Investing Activities
Proceeds from cash surrender value of life insurance policy	677	-
Purchases of property, plant and equipment	(34,389)	(36,377)
Proceeds from the sale of property, plant and equipment	212	-
Net cash used in investing activities	(33,500)	(36,377)

Cash Flows From Financing Activities
Release of restricted cash	754	1,323
Payments of long-term debt and capital lease obligations	(19,458)	(38,738)
Proceeds from long-term debt	18,000	55,526
Repurchase of warrants	-	(30,108)
Repurchase of common units	-	(46,000)
Proceeds from exercise of warrants	-	82,413
Proceeds from exercise of stock options	35	90
Debt issuance costs	-	(300)
Security deposit	(31)	-
Net cash (used in) provided by financing activities	(700)	24,206

Net change in cash	3,913	863

Cash and cash equivalents beginning of period	1,761	2,987
Cash and cash equivalents end of period	$5,674	$3,850

Non cash items
Reclassification of warrants from liability to equity	$-	$149,865
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,695	$4,625
Increase in long-term liabilities and restricted cash, net of debt issuance costs (Note 9)	$-	$3,465

See accompanying Notes to Condensed Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1: Organization and Nature of Business

The Tile Shop, LLC (“The Tile Shop”) was formed on December 30, 2002, as a Delaware limited liability company and began operations on January 1, 2003. Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated under the laws of the state of Delaware in June 2012 to become the parent company of The Tile Shop, LLC.

The Company is engaged in the sale of tile, stone, glass, and other flooring products. The Company also manufactures setting and maintenance materials in Michigan, Virginia, Oklahoma and Wisconsin. The Company’s primary market is retail sales to consumers, contractors, designers and small home builders. As of September 30, 2014, the Company had 104 stores in 30 states and an on-line retail operation. The Company also has distribution centers located in Michigan, Virginia, Oklahoma and Wisconsin.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, and variable interest entities. All significant intercompany transactions have been eliminated in consolidation.

Note 2: Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments that, in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. The unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2014, should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the Securities and Exchange Commission on February 28, 2014.

Note 3: Summary of Selected Significant Accounting Polices

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the year ended December 31, 2013. There were no material changes in significant accounting policies during the nine months ended September 30, 2014.

Inventories:

Inventories are stated at the lower of cost (determined on the weighted average cost method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of September 30, 2014 and December 31, 2013:

	(in thousands)
	September 30, 2014	December 31, 2013
Finished goods	$55,882	$62,690
Raw materials	2,213	1,370
Finished goods in transit and prepaid inventory	9,192	8,007
Total	$67,287	$72,067

Income taxes:

The Company's effective tax rate on net income before income taxes for the three month periods ended September 30, 2014 and 2013 was 40.1% and 40.5%, respectively. The Company’s effective tax rate on net income (loss) before income taxes for the nine month periods ended September 30, 2014 and 2013 was 40.0% and (42.4%), respectively. The effective tax rate on net loss before income taxes for the nine month period ending September 30, 2013 was due to the significant non-deductible expense for the change in warrant liability. For the three month periods ended September 30, 2014 and 2013, the Company recorded an income tax provision of $1.0 million and $2.8 million, respectively. For the nine month periods ended September 30, 2014 and 2013, the Company recorded an income tax provision of $6.0 million and $11.0 million, respectively.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Earnings Per Share:

Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. For the nine months ended September 30, 2013, diluted net loss per share is identical to basic net loss per share as all potentially dilutive securities have been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be anti-dilutive.

Basic and diluted earnings (loss) per share were calculated as follows:

	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
	For the three months Ended September 30,		For the nine months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$1,504	$4,050	$9,041	$(37,083)
Weighted average basic shares outstanding	51,016,487	50,911,104	51,006,610	49,129,577
Effect of diluted securities attributable to stock based awards	50,010	980,924	96,606	-
Weighted average diluted shares outstanding	51,066,497	51,892,028	51,103,216	49,129,577
Earnings per share from continuing operations:
Basic	$0.03	$0.08	$0.18	$(0.75)
Dilutive	$0.03	$0.08	$0.18	$(0.75)
Anti-dilutive securities excluded from EPS calculation	1,555,332	88,844	947,720	45,710

Note 4: Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	(in thousands)
	September 30, 2014	December 31, 2013
Customer deposits	$5,454	$5,301
Accrued wages and salaries	3,206	2,905
Other taxes	2,569	1,783
Interest payable	472	409
Sales return reserve	3,364	2,850
Current portion of debt and capital lease obligation	3,866	3,870
	$18,931	$17,118

Note 5: Long-term Debt

On October 3, 2012, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement, as amended, provides the Company with a $120 million senior secured credit facility, comprised of a five-year $25 million term loan and a $95 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At September 30, 2014 and December 31, 2013 the base interest rate was 4.50% and 4.25%, respectively. At September 30, 2014 and December 31, 2013 the LIBOR-based interest rate was 2.4851% and 2.408%, respectively. As of September 30, 2014 and December 31, 2013, the Company had outstanding borrowings related to the revolving line of credit of $75.0 million and $73.5 million, respectively. The term loan requires quarterly principal payments of $875,000. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. The Company was in compliance with the covenants as of September 30, 2014. On September 29, 2014, the Company entered into Amendement No. 4 to the Credit Agreement, which modified the Consolidated Total Rent Adjusted Leverage Rate schedule for future periods commencing September 30, 2014.

Note 6: Fair Value of Financial Instruments

These condensed consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable, and debt. At September 30, 2014 and December 31, 2013, the carrying amount of the Company’s cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximated their fair values due to their short-term maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Our common stock warrants were listed for trading on the OTC market. Warrant expense related to the change in fair value of the warrant liability was $0 and $54.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 7: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock-based awards at fair value. The financial statements for the three and nine months ended September 30, 2014 and 2013 include compensation cost for the portion of outstanding awards that have vested during those periods. The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three and nine months ended September 30, 2014 total stock based compensation expense related to stock options was $0.8 million and $2.6 million, respectively. For the three and nine months ended September 30, 2013 total stock based compensation expense related to stock options was $0.8 million and $2.4 million, respectively. Stock based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of September 30, 2014, the Company had 2,418,915 outstanding stock options at a weighted average exercise price of $13.50.

Restricted stock:

The Company awards restricted common shares to selected employees, and non-employee directors. Recipients are not required to provide any consideration other than continued service. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. For the three and nine months ended September 30, 2014 total stock based compensation expense related to restricted stock was $0.5 million and $1.3 million, respectively. For the three and nine months ended September 30, 2013 total stock based compensation expense related to restricted stock was $0.3 million and $1.0 million, respectively. Stock based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of September 30, 2014, the Company had 292,732 outstanding restricted common shares.

Note 8: Warrants

During 2012, the Company evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including common stock purchase warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed only to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on its evaluation, the Company concluded that the warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the warrants contained a price reduction provision that was determined not to be based on inputs to the fair value of the warrants. Accordingly, the existence of this provision in the warrants required us to classify the warrants as a derivative liability.

As of September 30, 2014 and December 31, 2013, the Company had no outstanding warrants. For the nine months ended September 30, 2013, the change in fair value of warrants was $54.2 million.

Note 9: New Market Tax Credit Entities

In July 2013 the Company entered into a financing transaction with Chase Community Equity or “Chase,”, and U.S. Bank Community, LLC or “U.S. Bank”, collectively the “investors” related to a $19.1 million acquisition, rehabilitation and construction of the new distribution and manufacturing center in Durant, Oklahoma. The investors made a capital contribution to, and Tile Shop Lending made a loan to Chase New Market Tax Credit, The Tile Shop of Oklahoma Investment Fund, LLC, and The Tile Shop Investment Fund LLC, or the “Investment Funds,” under a qualified New Markets Tax Credit, or “NMTC,” program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000, or the “Act,” and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities, or “CDEs.” CDEs are privately managed investment institutions that are certified to make qualified low-income community investments, or “QLICIs.”

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

In July 2013 Tile Shop Lending loaned $13.5 million to the Investment Funds at an interest rate of 1.35% per year and with a maturity of September 30, 2043. The Investment Funds then contributed the loan to certain CDEs, which, in turn, loaned the funds on similar terms to Tile Shop of Oklahoma, LLC, an indirect, wholly-owned subsidiary. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by the investors, net of syndication fees) were used to partially fund the new manufacturing and distribution center project.

In July 2013, the investors also contributed $5.6 million to the Investment Funds and, by virtue of such contribution, are entitled to substantially all of the tax benefits derived from the NMTCs, while the Company effectively received net loan proceeds equal to investor’s contributions to the Investment Fund. This transaction includes a put/call provision where by the Company may be obligated or entitled to repurchase the investors’ interest. The Company believes that the investors will exercise the put option in September 2020 at the end of the recapture period. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require the Company to indemnify the investors for any loss or recapture of NMTCs related to the financing until such time as the Company's obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company has determined that the financing arrangement with the Investment Funds and CDEs contains a variable interest entity, or “VIE.” The ongoing activities of the Investment Funds – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; Chase’s and U.S. Bank Community LLC’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Funds, as a VIE, in accordance with the accounting standards for consolidation. Chase’s and U.S. Bank Community LLC’s contributions of $4.4 million, net of syndication fees, are included in cash, restricted cash, and other long-term liabilities in the accompanying consolidated balance sheet. The benefit of this net $4.4 million contribution will be recognized as a decrease in depreciation expense as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through its on-going compliance with the conditions of the NMTC program. Direct costs of $1.0 million incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans (40 years). Incremental costs to maintain the structure during the compliance period are recognized as incurred. The restricted cash was released in the first quarter of 2014.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, unexpected delays or expenses related to opening new stores and maintaining existing stores, changes to economic conditions and customer preferences, disruptions in our supply chain, competitive factors, increases to interest rates or other impacts on our ability to obtain or maintain financing, unanticipated expenses related to operating as a public company including but not limited to litigation-related expenses, an inability to maintain effective internal control over financial reporting, and those factors disclosed in the section captioned “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Overview and Recent Trends

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of September 30, 2014 we operated 104 stores in 30 states, with an average size of 22,500 square feet. We also sell our products on our website.

We purchase our tile products and accessories directly from producers and manufacture our own setting and maintenance materials, such as thinset, grout, and sealers. We believe that our long-term producer relationships, together with our design, manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and residential contractors, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources and believe that we are a leading retailer of natural stone tiles, accessories, and related materials in the United States.

Our focus in 2014 is to expand our presence by opening nineteen new stores and to improve the performance of our existing stores. During the nine months ended September 30, 2014, we opened sixteen stores in Arizona, Colorado, Illinois, Indiana, North Carolina, New Mexico, New York, Ohio, Pennsylvania, South Carolina, Tennessee, and Texas, further expanding our footprint in the southwest. We believe that the highly-fragmented U.S. retail tile market provides us with a significant opportunity to expand our store base in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill orders at these new locations.

For the three and nine months ended September 30, 2014, we reported net sales of $62.8 million and $193.9 million, respectively, and income from operations of $3.7 million and $17.8 million, respectively. From December 31, 2009 to December 31, 2013, our net sales and income from operations increased at compounded annual growth rates of 18.5% and 7.9% respectively. During that period, we opened 47 new retail locations. We plan to continue to focus on additional store growth.

Net cash provided by operating activities were $38.1 million and $13.0 million for the nine months ended September 30, 2014 and 2013, which were used to fund capital expenditures for opening new stores and daily operations. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows and with borrowings pursuant to our credit facility. As of September 30, 2014, we had cash of $5.7 million and working capital of $53.1 million.

Key Components of our Consolidated Statements of Income

Net Sales Net sales represent total charges to customers, net of estimated returns, and includes freight charged to customers. We recognize sales at the time that the customer takes possession of the merchandise or the merchandise has shipped. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Sales and other taxes are recorded in the consolidated balance sheets but excluded from the consolidated statements of income. The increase in net sales in recent years has been a result of store growth and increases in same store sales, which has been driven by expansion of product lines.

The table below sets forth information about our same store sales growth from the year ended December 31, 2011 through September 30, 2014. The growth since 2011 through 2013 was driven by incremental net sales from stores not included in the comparable stores base, and the modest decrease in the same store sales during the period ending September 30, 2014 was the result of adverse macroeconomic factors, the extremely harsh winter weather experienced in our primary geographic markets in the first quarter of 2014, as well as a decrease in the average tenure and level of experience in our store manager population. Same store sale amounts include total charges to customers less any actual returns. We do not include estimated return provisions or sales allowances in the same store sales calculation, as return reserves are calculated at the consolidated level. In general, we consider a store comparable on the first day of the 13th month of operation.

	Nine Months Ended September 30,		Years Ended December 31,
	2014	2013	2013	2012	2011
Same store sales growth (decline)	(0.5%)	13.1%	12.4%	7.1%	6.4%

We opened twenty, fifteen, and five new stores in 2013, 2012, and 2011, respectively, as well as sixteen new stores in the nine months ended September 30, 2014. Net sales at new stores are generally lowest in the first few months after a location is opened and generally increase over time. We expect a store’s net sales to increase faster during its first three years of operation than in its later years. Store locations opened in existing markets tend to have higher net sales in the first year of operation than store locations opened in new markets because of increased brand awareness in existing markets and because a portion of such net sales come from more mature stores in those markets.

Cost of Sales Cost of sales consist primarily of material costs, freight, duties, and storage and delivery of our products to the customer, as well as costs associated with manufacturing of setting and maintenance materials.

Gross Profit Gross profit is net sales less cost of sales. Gross margin is the percentage determined by dividing gross profit by net sales.

Selling, general, and administrative expenses Payroll costs and occupancy expenses have historically been our most significant selling, general, and administrative expenses. Payroll costs exclude costs associated with manufacturing labor, as those costs are included in cost of sales. For the nine months ended September 30, 2014 and 2013, our selling, general, and administrative expenses as a percentage of net sales was 60.4% and 53.0%, respectively. Our payroll costs have increased as a percentage of net sales primarily due to store base growth and investments in support infrastructure. Our occupancy costs have increased as a percentage of net sales due to opening twenty new stores in 2013 (including eight during the fourth quarter of 2013) and sixteen new stores in the nine months ended September 30, 2014. Since new store sales are lower in the first months after opening, we anticipate that our selling, general and administrative expenses as a percentage of net sales will increase as we add store related occupancy and sales personnel costs. We have also added corporate leadership and staff costs and other corporate infrastructure investments to support our growth.

Income taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rates for interim periods are not necessarily indicative of the effective tax rate that may be expected for future periods.

Adjusted EBITDA

We calculate Adjusted EBITDA by taking net income calculated in accordance with GAAP, and adjusting interest expense, income taxes, depreciation and amortization, non-cash change in fair value of warrants, stock based compensation and other non-recurring items including shareholder litigation expenses, special investigation costs, and equity related transaction costs. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

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

The reconciliation of adjusted EBITDA to net income (loss) for the three and nine months ended September 30, 2014 and 2013 is as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$1,504	$4,050	$9,041	$(37,083)
Interest Expense	906	780	2,352	1,869
Income taxes	1,006	2,757	6,031	11,036
Change in fair value of warrants	-	-	-	54,219
Depreciation and amortization	5,076	3,703	14,302	10,154
Investigation and litigation related costs	191	251	1,544	1,276
Stock-based compensation	1,284	1,127	3,910	3,391
Adjusted EBITDA	$9,967	$12,668	$37,180	$44,862

Results of Operations

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

	(in thousands)
	2014	% of sales	2013	% of sales
Net sales	$62,806		$56,800
Cost of sales	19,348	30.8%	16,986	29.9%
Gross profit	43,458	69.2%	39,814	70.1%
Selling, general and administrative expenses	39,752	63.3%	32,207	56.7%
Income from operations	3,706	5.9%	7,607	13.4%
Interest expense	906	1.4%	780	1.4%
Other expense	290	0.5%	20	0.0%
Income before income taxes	2,510	4.0%	6,807	12.0%
Provision for income taxes	(1,006)	(1.6%)	(2,757)	(4.9%)
Net income	$1,504	2.4%	$4,050	7.1%

Net sales Net sales for the third quarter of 2014 increased $6.0 million, or 10.6%, over the third quarter of 2013 as net sales in non-comparable stores increased $5.7 million and net sales in comparable stores increased $0.3 million. Net sales increased primarily due to the expansion of our store base by 24 locations, or 30.0%, compared to September 30, 2013. Sales in the quarter were impacted by adverse changes in certain macroeconomic conditions, including a year over year decline in existing home sales and a decrease in the average tenure and level of experience of our store manager population.

Gross profit Gross profit increased $3.6 million, or 9.2%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to the increase in net sales. Gross margin decreased from 70.1% for the three months ended September 30, 2013 to 69.2% for the three months ended September 30, 2014. The change was primarily driven by an increase in the cost of our product, partially offset by lower promotional activity relative to last year.

Selling, general, and administrative expenses Selling, general, and administrative expenses increased $7.5 million, or 23.4%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Selling, general, and administrative expenses as a percentage of net sales increased to 63.3% for the three months ended September 30, 2014 from 56.7% for the three months ended September 30, 2013. The increase in selling, general, and administrative expenses was primarily due to increased rent and occupancy costs of $2.4 million, increased salaries and payroll costs of $3.2 million and increased depreciation and amortization of $1.5 million, as a result of opening 24 new stores.

Selling, general, and administrative expenses include costs of $0.2 million for each of the three months ended September 30, 2014 and 2013, which relate to the special investigation, litigation, and in 2013, equity related transactions.

Pre-opening Costs Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the three months ended September 30, 2014 and 2013, we incurred pre-opening costs of $0.3 million and $0.6 million, respectively.

Income from operations and operating margin As a result of the above, income from operations decreased by $3.9 million, or 51.3%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Operating income margin decreased from 13.4% to 5.9% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease is due to the changes noted above in gross profit, and selling, general and administrative expenses.

Interest expense Interest expense increased $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Income before income taxes We recorded income before taxes of $2.5 million for the three months ended September 30, 2014 compared to income before taxes of $6.8 million for the same period in the previous year.

Provision for income taxes Income tax provision decreased $1.8 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to lower taxable income.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

	(in thousands)
	2014	% of sales	2013	% of sales
Net sales	$193,850		$171,758
Cost of sales	58,957	30.4%	50,705	29.5%
Gross profit	134,893	69.6%	121,053	70.5%
Selling, general and administrative expenses	117,106	60.4%	90,951	53.0%
Income from operations	17,787	9.2%	30,102	17.5%
Interest expense	2,352	1.2%	1,869	1.1%
Change in fair value of warrants	-	0.0%	54,219	31.6%
Other expense	363	0.2%	61	0.0%
(Loss) income before income taxes	15,072	7.8%	(26,047)	(15.2%)
Provision for income taxes	(6,031)	(3.1%)	(11,036)	(6.4%)
Net (loss) income	$9,041	4.7%	$(37,083)	(21.6%)

Net Sales Net sales for the nine months ended September 30, 2014 increased $22.1 million, or 12.9%, over the same prior year period as a result of a $23.0 million increase in non-comparable store sales and a $0.9 million decrease in comparable store net sales.

Gross profit Gross profit increased $13.8 million, or 11.4%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to the increase in net sales. Gross margin decreased from 70.5% for the nine months ended September 30, 2013 to 69.6% for the nine months ended September 30, 2014. The decrease in margin can be attributed to slight increases in product acquisition, freight and distribution costs during the nine month period ended September 30, 2014.  Partially offsetting the increase in the costs of our products, we have been more selective in our use of promotions to generate sales relative to last year.

Selling, general, and administrative expenses Selling, general, and administrative expenses increased $26.2 million, or 28.8%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Selling, general, and administrative expenses as a percentage of net sales increased to 60.4% for the nine months ended September 30, 2014 from 53.0% for the nine months ended September 30, 2013. The increase in selling, general, and administrative expenses was primarily due to increased rent and occupancy costs of $7.5 million. We have 24 more stores open as of September 30, 2014 compared to the same time in 2013, as well as nine full months of costs associated with twelve stores that we opened during the first nine months of last year. Other significant increases as a result of opening new stores are related to salaries and payroll costs of $10.9 million. Depreciation increased by $4.8 million over the same period last year due to new store growth, new warehouse facilities, and store improvements.

Selling, general, and administrative expenses include costs of $1.5 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively, which relate to the special investigation, litigation, and in 2013, equity related transactions.

Pre-opening Costs Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs, and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general, and administrative expenses. During the nine months ended September 30, 2014 and 2013, we incurred pre-opening costs of $1.3 million for each period.

Income from operations and operating margin As a result of the above, income from operations decreased by $12.3 million, or 40.9%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Operating income margin decreased from 17.5% to 9.2% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease is due to the changes noted above in gross profit and selling, general and administrative expenses.

Interest expense Interest expense increased $0.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase is due to an increased level of borrowing under our credit facility.

Change in fair value of warrants The $54.2 million decrease in fair value of warrant liability, for the nine months ended September 30, 2013, represents to a non-cash charge for the change in the fair value of the warrants that were outstanding during the nine months ended September 30, 2013. The warrants were assumed by the Company in connection with the Business Combination on August 21, 2012. As of September 30, 2013, the warrants were fully exercised or redeemed, and no further expense has been recorded since that time.

Income before income taxes Income before taxes was $15.1 million for the nine months ended September 30, 2014, compared to a loss before taxes of $26.0 million for the same period in the previous year. The loss during the nine months ended September 30, 2013 was as a result of the change in the fair value of the warrant liability of $54.2 million. Excluding the change in fair value of warrants, income before taxes was $28.2 million for the nine months ended September 30, 2013.

Provision for income taxes Income tax provision decreased $5.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to lower taxable income.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $5.7 million of cash and cash equivalents at September 30, 2014, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, and general corporate purposes.

On October 3, 2012, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit facility with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement, as amended, provides the Company with a $120 million senior secured credit facility, comprised of a five-year $25 million term loan and a $95 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At September 30, 2014 and December 31, 2013 the base interest rate was 4.50% and 4.25%, respectively. At September 30, 2014 and December 31, 2013 the LIBOR-based interest rate was 2.4851% and 2.408%, respectively. As of September 30, 2014 and December 31, 2013, the Company had outstanding borrowings related to the revolving line of credit of $75.0 million and $73.5 million, respectively. The term loan requires quarterly principal payments of $875,000. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on terms other than that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payment of cash dividends. The Company was in compliance with the covenants as of September 30, 2014. On September 29, 2014, The Company entered into Amendment No. 4 to the Credit Agreement, which modified the Consolidated Total Rent Adjusted Leverage Ratio schedule for future periods commencing September 30, 2014.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital expenditures paid in the nine months ended September 30, 2014 were $34.4 million. Approximately $30.0 million of this was for new store build-out and remodels of existing stores, $2.4 million was for expansion of our distribution and manufacturing facilities, and the remainder was for general corporate purposes.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. As of now, we intend to open no fewer than three additional stores at an expected aggregate cost of approximately $6.0 million in the remainder of 2014.

Cash flows

The following table summarizes our cash flow data for the nine months ended September 30, 2014 and 2013.

	(in thousands)
	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$38,113	$13,034
Net cash used in investing activities	(33,500)	(36,377)
Net cash provided by (used in) financing activities	(700)	24,206

Operating activities

During the nine months ended September 30, 2014 and 2013, the Company had net income of $9.0 million and a net loss of $37.1 million, respectively. Cash from operations during the nine months ended September 30, 2014 was $38.1 million, compared to $13.0 million during the nine months ended September 30, 2013. In 2013, the Company's investment in inventories occurred in advance of new store openings, concurrent with the expansion of distribution centers. In 2014, the Company has adopted a more disciplined approach to purchasing inventory prior to new store openings.

Investing activities

Net cash used in investing activities totaled $33.5 million for the nine months ended September 30, 2014, compared to $36.4 million for the nine months ended September 30, 2013. Investing activities were primarily for purchases of store fixtures, equipment, building improvements for stores opened or remodeled, additions to existing distribution facilities, internally developed software and routine capital purchases of computer hardware and software.

Financing activities

Net cash used in financing activities was $0.7 million for the nine months ended September 30, 2014, compared to net cash provided by financing activities of $24.2 million for the nine months ended September 30, 2013. Cash used during the nine months ended September 30, 2014 consisted of a net payment of long-term debt and capital lease obligations of $1.5 million, partially offset by the release of restricted cash of $0.8 million. Principal payments on long-term debt and capital lease obligations over the next twelve months are expected to total approximately $3.9 million. The Company intends to pay these principal payments using cash from operations. At September 30, 2014, the Company was in compliance with its debt covenants.

Cash and cash equivalents totaled $5.7 million at September 30, 2014, versus $1.8 million at December 31, 2013. The Company has working capital of $53.1 million at September 30, 2014, compared to working capital of $51.7 million at December 31, 2013.

Off-balance sheet arrangements

As of September 30, 2014 and December 31, 2013, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual arrangements

As of September 30, 2014, there were no significant changes to our contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include inflation, interest rate risk, and credit concentration risk.

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

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents and in connection with borrowings under our credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. The base rate was 4.50% at September 30, 2014. Based upon balances and interest rates as of September 30, 2014, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $1.0 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $1.0 million. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operations.

We currently do not engage in any interest rate hedging activity. However, we may do so in the future to mitigate market risk rate. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Credit Concentration Risk

Our financial instruments, which may subject us to concentration of credit risk, consist principally of cash deposits. We maintain cash balances at financial institutions with strong credit ratings. However, the amounts invested with financial institutions are generally in excess of FDIC insurance limits.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2104. Based upon that evaluation, the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that it is accumulated and communicated to our management including our CEO, COO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1(1)	Certificate of Incorporation of Tile Shop Holdings, Inc.

3.2(2)	By-Laws of Tile Shop Holdings, Inc.

10.1	Amendment No. 4 to Credit Agreement, dated September 29, 2014 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012, and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: November 7, 2014	By:	/s/ Robert A. Rucker
Robert A. Rucker
Chief Executive Officer

Dated: November 7, 2014	By:	/s/ Kirk L. Geadelmann
Kirk L. Geadelmann
Chief Financial Officer

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Tile Shop Holdings, Inc.

3.2(2)	By-Laws of Tile Shop Holdings, Inc.

10.1	Amendment No. 4 to Credit Agreement, dated September 29, 2014 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012, and incorporated herein by reference.

*     Filed herewith.

**     Furnished herewith.