Form 10-K
period 2014-12-31
TILE SHOP HOLDINGS, INC.
filed 2015-02-27
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

(763) 852-2988

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form -10K or any amendment to this Form 10K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately: $590,417,265

At February 20, 2015, the registrant had 51,315,047 shares of Common Stock outstanding.

TILE SHOP HOLDINGS, INC. FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

The Tile Shop was founded in 1985. We offer a wide selection of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in retail locations across the United States. Our assortment includes over 4,000 products from around the world that consist of ceramic, porcelain, glass, and metal tiles. We also sell natural stone products including marble, granite, quartz, sandstone, travertine, slate, and onyx tiles. The majority of our tile products are sold under our proprietary Rush River and Fired Earth brands. We purchase our tile products, accessories and tools directly from our network of vendors. We manufacture our own setting and maintenance materials, such as thinset, grout, and sealers under our Superior brand name. As of December 31, 2014, we operated 107 stores in 31 states, with an average size of 22,200 square feet. We also sell our products on our website.

We believe that our long-term vendor relationships, together with our design, manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and professionals, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources and believe that we are a leading retailer of stone and ceramic tiles, accessories, and related materials in the United States.

In 2014, we reported net sales and income from operations of $257.2 million and $21.6 million, respectively. Our 2013 and 2012 net sales were $229.6 million and $182.7 million, respectively, and our 2013 and 2012 income from operations was $33.1 million and $34.4 million, respectively. We opened 19 new stores in 2014 and intend to open 8 to 10 stores in 2015. As of fiscal year end 2014 and 2013, we had total assets of $252.2 million and $241.6 million, respectively.

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

Inspiring Customer Experience In each store, our products are brought to life by showcasing a broad array of the items we offer in over 50 different mockups, or vignettes, of bathrooms, kitchens, fireplaces, foyers, and other distinct spaces. We also feature over 2,800 hand-crafted display boards showing tile that we offer for sale. Our stores are spacious, well-lit, and organized by product type to simplify our customers’ shopping experience.

Broad Product Assortment at Attractive Prices We offer over 4,000 manufactured and natural tile products, setting and maintenance materials, accessories, and tools. We are able to maintain competitive prices by purchasing tile and accessories directly from producers and manufacturing our own setting and maintenance materials.

Customer Service and Satisfaction Our sales personnel are highly-trained and knowledgeable about the technical and design aspects of our products. We offer weekly do-it-yourself classes in all of our stores. In addition, we provide one-on-one installation training as required to meet customer needs. We accept returns up to six months following the date of the sale, with no restocking fees.

Worldwide Sourcing Capabilities We have long-standing relationships with our tile vendors throughout the world and work with them to design products exclusively for us. We believe that these direct relationships differentiate us from our competitors, who generally purchase products through distributors. We are often the largest or exclusive customer for many of our producers.

Proprietary Branding We sell the majority of our products under our proprietary brand names, which help us to differentiate our products from those of our competitors. We offer products across a range of price points and quality levels that allow us to target discrete market segments and to appeal to diverse groups of customers.

Centralized Distribution System We service our retail locations from four distribution centers. Our distribution centers, located in Michigan, Oklahoma, Virginia, and Wisconsin, are positioned to cost effectively service our existing stores.

Strategic Plan

Over the last two years, we have increased our store count from 68 stores to 107 stores. We believe we have exceptional opportunities to continue to add stores in existing markets and expand into new markets. During 2015, we intend to open 8 to 10 new stores. We are also implementing initiatives to grow revenues and profitability in our existing store base, focusing closely on the 39 stores that we have added since the beginning of 2013. Key elements of our strategy include:

Develop Store Talent – Beginning in 2014, we created new Market Manager positions that are responsible for cultivating talent and driving profitability within a market. Our Market Managers are seasoned store managers who reinforce best practices to grow sales, expand product knowledge, enhance profitability, and develop a team that is able to produce new leadership candidates. We have taken steps to implement a formalized process for interviewing and selecting store managers. We have also hired an internal recruiter that is dedicated to improve our process to recruit store personnel. We believe the combination of these efforts will help reduce turnover and produce the next generation of store leaders to support our long-term growth plans.

Grow Professional Sales – We’ve hired a dedicated leader to grow our business with the professional customer. This leader is actively working with our store manager team to develop initiatives, tailored to the local market, to enhance professional awareness of our brand and our value proposition. Key elements of this strategy include joining national and local trade organizations, developing marketing strategies, hosting in-store events, enhancing our assortment of tool products and refining our credit policies. We believe our customer value propositions including six month return policy, no restocking fee, stores open seven days a week, tiered discount program, product availability, wide product assortment, private label setting materials, in-house credit, free design support, job site delivery and in-store vignettes are best in class. We believe the development of the professional customer is a key element in ensuring the early success of new store openings. We have created and implemented training programs and a standard operating process to assist new store managers to quickly and successfully develop new relationships with professionals. Creating awareness and increasing the frequency of professional visits to our stores are important elements of our revenue growth plans in 2015 and future periods.

Increase Marketing Effectiveness – During the fourth quarter of 2014, we began testing a variety of different media strategies designed to increase consumer and professional customer traffic and conversion in both new and existing markets. Our marketing strategy includes using direct marketing, digital marketing and a variety of other activities including in-store events. These marketing tests, which will be fully deployed in the first quarter of 2015, are particularly focused on our last 39 stores opened during 2013 and 2014. We intend to apply the learnings from these tests to our marketing strategy for the remainder of 2015. We believe the testing and small amount of incremental advertising investment we are making in the first quarter of 2015 will result in an increase in our overall marketing effectiveness. We believe these initiatives will drive a meaningful increase in revenue in new stores opened since 2013 and drive positive comparable store sales growth in 2015.

Strengthen Business Processes – During the second half of 2014, we began an initiative to strengthen our key business processes. This initiative is comprehensive and includes financial performance management, technology, capital investment, marketing, talent development and incentives, new store opening and accounting processes.

We anticipate the combination of these initiatives, coupled with other elements of our strategy, will result in an increase in sales, profitability, return on capital, staff retention, and leadership development during 2015.

Sales Model

We appeal to customers who desire high-quality products at an attractive value. We principally sell our products directly to homeowners and professionals. With regard to individual customers, we believe that due to the average cost and relative infrequency of a tile purchase, many of our individual customers conduct extensive research using multiple channels before making a purchase decision. Our sales strategy emphasizes customer service by providing comprehensive and convenient educational tools on our website and in our stores for our customers to learn about our products and the tile installation process. Our website contains a broad range of information regarding our tile products, setting and maintenance materials, and accessories. Customers can order samples, view catalogs, or purchase products from either our stores or website. Customers can choose to have their purchases delivered or picked up at one of our stores. We believe this strategy also positions us well with professional customers who are influenced by the preferences of individual homeowners.

Our stores are designed to emphasize our products in a visually appealing showroom format. Our typical store is approximately 22,200 square feet, with approximately 19,000 square feet devoted to the showroom and the balance being warehouse space, which is used primarily to hold customer orders waiting to be picked up or delivered. Our stores are typically accessible from major roadways and have significant visibility to passing traffic. We can adapt to a range of existing buildings, whether free-standing or in shopping centers.

Unlike many of our competitors, we devote a substantial portion of our retail store space to showrooms, including samples of our over 4,000 products and over 50 different vignettes of bathrooms, kitchens, fireplaces, foyers, outdoor living, and other distinct spaces that showcase our products. Our showrooms are designed to provide our customers with a better understanding of how to integrate various types of tile in order to create an attractive presentation in their homes. Each store is also equipped with a training center designed to teach customers how to properly install tile.

A typical store staff consists of a manager and five to fifteen sales and warehouse associates. Our store managers are responsible for store operations and for overseeing our customers’ shopping experience. Our store associates have flexibility to meet or beat competitor pricing.

We offer financing to customers through a branded credit card provided by a third-party consumer finance company. These credit cards, which can only be used in our stores and on our website, provide customers with a 10% discount on all purchases. In 2014, 4.1% of our sales were made using our branded credit card.

Marketing

We utilize a variety of methods to market to our customer base and attract new customers to our retail locations and website. We establish and maintain our market presence through strong execution of our in-store branding, best-in-class and unique product assortment, personalized customer service, and competitive pricing. In addition, we are very active in digital media, direct mail and certain forms of more traditional media such as newspaper and billboard. We employ a dynamic, data-driven marketing approach that focuses on the most qualified customers that are actively researching our products. Our advertising expenditures largely fall into the above mentioned categories. We are actively engaged in marketing tests to continue to improve our effectiveness and to drive consumer and professional traffic and conversion.

Our website is designed to educate consumers and to generate in-store and online sales. Visitors to our website can purchase our products directly as well as search a comprehensive knowledge base on tile, including frequently asked questions, installation guides, detailed product information, catalogs, and how-to videos that explain the installation process. Our website and digital media efforts have also been devoted to building brand awareness, connecting with potential customers, and building relationships with satisfied customers. Our website provides a ship-to-store option when a customer is ordering product online.

Products

We offer a complete assortment of tile products, generally sourced directly from our vendors, including stone, ceramic, porcelain, glass, and metal tiles. Natural stone products include, marble, granite, quartz, sandstone, travertine, slate, and onyx tiles. Our wide assortment of trim pieces, mosaics, pencils, listellos and other unique products encourage our customers to make a fashion statement with their tile project. This also helps deliver a high level of customer satisfaction and drives repeat business. We also offer a broad range of setting and maintenance materials, such as thinset, grout, sealers, and accessories, including installation tools, shower and bath caddies, drains, and similar products. We sell most of our products under our proprietary brand names. In total, we offer over 4,000 different tile, setting and maintenance materials, and accessory products. In 2014, our net sales were 52% from stone products, 34% from ceramic and porcelain products, and 14% from setting and maintenance products. These amounts compare to 52% from stone products, 32% from ceramic and porcelain products, and 16% from setting and maintenance products in 2013.

Manufacturers

We have long-standing relationships with our vendors throughout the world and work with them to design products exclusively for us. We believe that these direct relationships differentiate us from our competitors, who generally purchase products through distributors. We are often the largest or exclusive customer for many of our suppliers, which we believe enables us to obtain better prices in some circumstances.

We currently purchase tile products from approximately 130 different suppliers. Our top ten tile vendors accounted for 50% of our tile purchases in 2014. We believe that alternative and competitive suppliers are available for most of our products. In 2014, 52% of our purchased product was sourced from Asia, 36% from Europe, 10% from North America and 2% from South America. Our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution and Order Fulfillment

We take possession of our products in the country of origin and arrange for transportation to our distribution centers located in Michigan, Oklahoma, Virginia and Wisconsin. We also manufacture our setting and maintenance materials at these locations. We maintain a large inventory of products in order to fulfill customer orders and minimize delays in delivery.

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

Competition

The retail tile market is highly-fragmented. We compete directly with large national home centers that offer a wide range of home improvement products in addition to tile, regional and local specialty retailers of tile, factory-direct stores, a large number of privately-owned, single-site stores, and on-line only competitors. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl sheet. The barriers to entry into the retail tile industry are relatively low and new or existing tile retailers could enter our markets and increase the competition that we face. Many of our competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied product offerings, and greater financial, technical, and other resources.

We believe that the key competitive factors in the retail tile industry include:

•	product assortment;

•	product presentation;

•	customer service;

•	store location;

•	immediacy of inventory; and

•	price.

We believe that we compete favorably with respect to each of these factors by providing a highly diverse selection of products to our customers, at an attractive value, in appealing and convenient retail store locations, with exceptional customer service and on-site instructional opportunities. Further, while some larger factory-direct competitors manufacture their own products, many of our competitors purchase their tile from domestic manufacturers or distributors when they receive an order from a customer. As a result, we believe that it takes these retailers longer than us to deliver products to customers and that their prices tend to be higher than our prices. We also believe that we offer a broader range of products and stronger in-store customer support than these competitors.

Employees

As of December 31, 2014, we had 1,190 employees, 1,181 of whom were full-time and none of whom were represented by a union. Of these employees, 878 work in our stores, 65 work in corporate, store support, infrastructure or similar functions, and 247 work in distribution and manufacturing facilities. We believe that we have good relations with our employees.

Property and Trademarks

We have registered and unregistered trademarks for all of our brands, including 16 registered marks and 2 pending trademark applications. We regard our intellectual property as having significant value and our brands are an important factor in the marketing of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.

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

Our business, financial condition and operating results are dependent on general economic conditions and discretionary spending by our customers, which in turn are affected by a variety of factors beyond our control. If such conditions deteriorate, our business, financial condition and operating results may be adversely affected.

Our business, financial condition and operating results are affected by general economic conditions and discretionary spending by our customers. Such general economic conditions and discretionary spending are beyond our control and are affected by, among other things:

•	the housing market, including housing turnover and home values;

•	consumer confidence in the economy;

•	unemployment trends;

•	consumer debt levels;

•	consumer credit availability;

•	data security and privacy concerns;

•	energy prices;

•	interest rates and inflation;

•	slower rates of growth in real disposable personal income;

•	natural disasters and unpredictable weather;

•	tax rates and tax policy; and

•	other matters that influence consumer confidence and spending.

If such conditions deteriorate, our business, financial condition and operating results may be adversely affected. In addition, increasing volatility in financial and capital markets may cause some of the above factors to change with a greater degree of frequency and magnitude than in the past.

Our ability to grow and remain profitable may be limited by direct or indirect competition in the retail tile industry, which is highly competitive.

The retail tile industry in the United States is highly competitive. Participants in the tile industry compete primarily based on product variety, customer service, store location, and price. There can be no assurance that we will be able to continue to compete favorably with our competitors in these areas. Our store competitors include large national home centers, regional and local specialty retailers of tile, factory direct stores, privately-owned, single-site stores and online only competitors. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl sheet. In the past, we have faced periods of heightened competition that materially affected our results of operations. Certain of our competitors have greater name recognition, longer operating histories, more varied product offerings, and substantially greater financial and other resources than us. Accordingly, we may face periods of intense competition in the future that could have a material adverse effect on our planned growth and future results of operations. Moreover, the barriers to entry into the retail tile industry are relatively low. New or existing retailers could enter our markets and increase the competition that we face. In addition, manufacturers and vendors of tile and related products, including those whose products we currently sell, could enter the U.S. retail tile market and start directly competing with us. Competition in existing and new markets may also prevent or delay our ability to gain relative market share. Any of the developments described above could have a material adverse effect on our planned growth and future results of operations.

If we fail to successfully manage the challenges that our planned growth poses or encounter unexpected difficulties during our expansion, our revenues and profitability could be materially adversely affected.

One of our long term objectives is to increase revenues and profitability through market share leadership. Our ability to achieve market share leadership, however, is contingent upon our ability to open new stores and achieve operating results in new stores at the same level as our similarly situated current stores. We anticipate opening 8 to 10 stores in fiscal year 2015, a decrease from the number of store openings in fiscal year 2014. There can be no assurance that we will be able to open stores in new markets at the rate required to achieve market leadership in such markets, identify and obtain favorable store sites, arrange favorable leases for stores, or obtain governmental and other third- party consents, permits, and licenses needed to open or operate stores in a timely manner, train and hire a sufficient number of qualified managers for new stores, attract a strong customer base and brand familiarity in new markets, or successfully compete with established retail tile stores in the new markets that we enter. Failure to open new stores in an effective and cost-efficient manner could place us at a competitive disadvantage as compared to retailers who are more adept than us at managing these challenges, which, in turn, could negatively affect our overall operating results.

Our same store sales fluctuate due to a variety of economic, operating, industry and environmental factors and may not be a fair indicator of our overall performance.

Our same store sales have experienced fluctuations, which can be expected to continue. Our fiscal year 2014 same store sales decreased by 0.4%. Numerous factors affect our same store sales results, including among others, the timing of new and relocated store openings, the relative proportion of new and relocated stores to mature stores, cannibalization resulting from the opening of new stores in existing markets, changes in advertising and other operating costs, the timing and level of markdowns, changes in our product mix, weather conditions, retail trends, the retail sales environment, economic conditions, inflation, the impact of competition, and our ability to execute our business strategy efficiently. As a result, same store sales or operating results may fluctuate, and may cause the price of our securities to fluctuate significantly. Therefore, we believe that period-to-period comparisons of our same store sales may not be a reliable indicator of our future overall operating performance.

We intend to open additional stores in both our existing markets and new markets, which poses both the possibility of diminishing sales by existing stores in our existing markets and the risk of a slow ramp-up period for stores in new markets.

Our expansion strategy includes plans to open 8 to 10 additional stores in existing markets and new markets in 2015. Because our stores typically draw customers from their local areas, additional stores may draw customers away from nearby existing stores and may cause same store sales performance at those existing stores to decline, which may adversely affect our overall operating results. Additionally, stores in new markets typically have a ramp-up period before sales become steady enough for such stores to be profitable. Our ability to open additional stores will be dependent on our ability to promote and/or recruit enough qualified field managers, store managers, assistant store managers, and sales associates. The time and effort required to train and supervise a large number of new managers and associates, and integrate them into our culture may divert resources from our existing stores. If we are unable to profitably open additional stores in both new and existing markets and limit the adverse impact of those new stores on existing stores, it may reduce our same store sales and overall operating results during the implementation of our expansion strategy.

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

If we fail to identify and maintain relationships with a sufficient number of suppliers, our ability to obtain products that meet our high quality standards at attractive prices could be adversely affected.

We purchase flooring and other products directly from suppliers located around the world. However, we do not have long-term contractual supply agreements with our suppliers that obligate them to supply us with products exclusively or at specified quantities or prices. As a result, our current suppliers may decide to sell products to our competitors and may not continue selling products to us. In order to retain the competitive advantage that we believe results from these relationships, we need to continue to identify, develop and maintain relationships with qualified suppliers that can satisfy our high standards for quality and our requirements for flooring and other products in a timely and efficient manner at attractive prices. The need to develop new relationships will be particularly important as we seek to expand our operations and enhance our product offerings in the future. The loss of one or more of our existing suppliers or our inability to develop relationships with new suppliers could reduce our competitiveness, slow our plans for further expansion and cause our net sales and operating results to be adversely affected.

We source the over 4,000 products that we stock and sell from approximately 130 domestic and international vendors. We source a large number of those products from foreign manufacturers, including 50% of our products from a group of ten suppliers located in Asia, Europe and the United States. We generally take title to these products sourced from foreign vendors overseas and are responsible for arranging shipment to our distribution centers. Financial instability among key vendors, political instability, trade restrictions, tariffs, currency exchange rates, and transport capacity and costs are beyond our control and could negatively impact our business if they seriously disrupt the movement of products through our supply chain or increased the costs of our products.

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

We depend on a few key employees, and if we lose the services of any our executive officers, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, and sales personnel. Our executive officers include Chris Homeister, Chief Executive Officer; Kirk Geadelmann, Chief Financial Officer; Carl Randazzo, Senior Vice President — Retail; and Joseph Kinder, Senior Vice President — Operations. Our former Chief Executive Officer, Robert Rucker, retired as Chief Executive Officer effective January 1, 2015 and will remain with us as an advisor until August 1, 2015. We have employment and non-compete arrangements with each of Messrs. Homeister, Geadelmann, Kinder, and Randazzo. If any of these executive officers ceases to be employed by us or we are unable to effectively transition the role of Chief Executive Officer, we would have to hire additional qualified personnel. Our ability to successfully hire other experienced and qualified executive officers cannot be assured, and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. As a result, the loss or unavailability of any of our executive officers could have a material adverse effect on us.

We have entered into a $120 million credit facility. The burden of this additional debt could adversely affect us, make us more vulnerable to adverse economic or industry conditions, and prevent us from fulfilling our debt obligations or from funding our expansion strategy.

We have entered into a credit facility with Bank of America, N.A., as administrative agent and The Huntington National Bank, as syndication agent, for $120 million, including a term loan of $25 million and a revolving credit facility of $95 million. The terms of our credit facility and the burden of the indebtedness incurred thereunder could have serious consequences for us, such as:

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting involving our general control activities over technology and the quality of information used to support the functioning of internal control. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework (2013 Framework). We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

As our stores are generally concentrated in the midwest, mid-Atlantic and northeast regions of the United States, we are subject to regional risks.

We have a high concentration of stores in the midwest, mid-Atlantic and northeast regions. If these markets individually or collectively suffer an economic downturn or other significant adverse event, there could be an adverse impact on same store sales, revenues, and profitability, and the ability to implement our planned expansion program. Any natural disaster, extended adverse weather or other serious disruption in these markets due to fire, tornado, hurricane, or any other calamity could damage inventory and could result in decreased revenues.

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

Natural disasters, changes in climate and geo-political events could adversely affect our operating results.

The threat or occurrence of one or more natural disasters or other extreme weather events, whether as a result of climate change or otherwise, the threat or outbreak of terrorism, civil unrest or other hostilities or conflicts, could materially adversely affect our financial performance. These events may result in damage to, or destruction or closure of, our stores, distribution centers and other properties. Such events can also adversely affect our work force and prevent employees and customers from reaching our stores and other properties, can modify consumer purchasing patterns and decrease disposable income, and can disrupt or disable portions of our supply chain and distribution network.

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

Our business operations could be disrupted if our information technology systems fail to perform adequately or we are unable to protect the integrity and security of our customer information.

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

In connection with payment card sales and other transactions, including bank cards, debit cards, credit cards and other merchant cards, we process and transmit confidential banking and payment card information. Additionally, as part of our normal business activities, we collect and store sensitive personal information related to our employees, customers, vendors and other parties. Despite our security measures, our information technology and infrastructure may be vulnerable to criminal cyber-attacks or security incidents due to employee error, malfeasance or other vulnerabilities. Any such incidents could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Third parties may have the technology and know-how to breach the security of this information, and our security measures and those of our banks, merchant card processing and other technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal information, payment card or check information, or confidential business information. In addition, an employee, contractor, or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information. The techniques used to obtain unauthorized access or sabotage systems change frequently and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively address these techniques or to implement adequate preventative measures.

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

Our insurance coverage and self-insurance reserves may not cover future claims.

We maintain various insurance policies for employee health and workers’ compensation. We are self-insured on certain health insurance plans and are responsible for losses up to a certain limit for these respective plans. Beginning in 2014, we are self-insured with regard to workers’ compensation coverage, in which case we are responsible for losses up to certain retention limits on both a per-claim and aggregate basis.

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Fluctuating healthcare costs, our significant growth rate and changes from our past experience with workers’ compensation claims could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may produce materially different amounts of expense than that reported under these programs, which could adversely impact our operating results.

We are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business, financial condition and results of operations.

We are, and may become involved in shareholder, consumer, employment, tort or other litigation. We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceeding could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.

The market price of our securities may decline and/or be volatile.

Our common stock price may be volatile and all or part of any investment in our common stock may be lost.

The market price of our common stock could fluctuate significantly. Those fluctuations could be based on various factors in addition to those otherwise described in this report, including:

●	our operating performance and the performance of our competitors;

●	the public’s reaction to our filings with the SEC, our press releases and other public announcements;

●	changes in recommendations or earnings estimates by research analysts who follow The Tile Shop or other companies in our industry;

●	variations in general economic conditions;

●	actions of our current stockholders, including sales of common stock by our directors and executive officers;

●	the arrival or departure of key personnel; and

●	other developments affecting us, our industry or our competitors.

In addition, the stock market may experience significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies but may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company or its performance.

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

Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially hold approximately 47% of our outstanding shares of common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2014, we operated 107 stores located in 31 states with an average square footage of approximately 22,200 square feet. The table below sets forth the locations (alphabetically by state) of our 107 stores in operation as of December 31, 2014.

State	Stores	State	Stores	State	Stores	State	Stores
Arkansas	1	Illinois	10	Missouri	4	Pennsylvania	5
Arizona	2	Indiana	3	North Carolina	3	Rhode Island	1
Colorado	3	Kansas	2	Nebraska	1	South Carolina	2
Connecticut	2	Kentucky	3	New Jersey	5	Tennessee	3
Delaware	1	Massachusetts	3	New Mexico	1	Texas	6
Florida	2	Maryland	4	New York	7	Virginia	6
Georgia	2	Michigan	6	Ohio	7	Wisconsin	3
Iowa	1	Minnesota	6	Oklahoma	2
						Total	107

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

We believe that our material property holdings are suitable for our current operations and purposes. We intend to open 8 to 10 new retail locations in 2015.

ITEM 3. LEGAL PROCEEDINGS

The Company, two of its former executive officers, its directors, and certain companies affiliated with the directors, are defendants in a consolidated class action brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. v. Tile Shop Holdings, Inc., et al. Several actions were filed in 2013, and then consolidated.  The plaintiffs are four investors who seek to represent a class or classes consisting of (1) persons who purchased Tile Shop common stock in the market between August 22, 2012 and January 28, 2014 (the “alleged class period”), (2) persons who purchased Tile Shop common stock in the Company’s December 2012 secondary public offering; and (3) persons who purchased Tile Shop common stock in the Company’s June 2013 secondary public offering.  Eight investment banking firms who were underwriters in the secondary public offerings are also named as defendants.  In their consolidated amended complaint (the “complaint”) filed on May 23, 2014, the  plaintiffs allege that defendants made false or misleading statements of material fact in press releases and SEC filings about the Company’s relationships with its vendors, financial performance, and prospects, and that defendants failed to disclose certain related party transactions.  The complaint asserts claims under Sections 11 and 12(a)(2) of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  In addition to attorney’s fees and costs, the plaintiffs seek to recover damages on behalf of all investors who purchased or otherwise acquired the Company’s stock in the secondary public offerings or in the market during the alleged class period.  The defendants are defending the matter and have moved to dismiss the complaint.   Those motions are pending before the Court.    Given the uncertainty of litigation and the preliminary stage of the case, the Company cannot reasonably estimate the possible loss or range of loss that may result from this action.  The Company maintains directors and officers liability insurance policies that may reduce the Company’s exposure, if any.  In the event the Company incurs a loss, the Company will pursue recoveries to the maximum extent available under these policies.

The Company is also, from time to time, subject to claims and disputes arising in the normal course of business.  In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, the Company’s ultimate liability in connection with these matters is not expected to have a material adverse effect on the results of operations, financial position, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

None.

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol “TTS”. Our publicly-traded warrants (the “Public Warrants”) were previously traded on the Over- the-Counter Bulletin Board under the symbol “TTSAW.” The following table shows the high and low sale prices per share of our common stock and Public Warrants as reported on The NASDAQ Stock Market and the Over-the-Counter Bulletin Board for the periods indicated:

		Common Stock		Public Warrants (1)
	Quarter	High	Low	High	Low
Fiscal 2013	First	$22.39	$16.41	$5.21	$10.48
	Second	$30.33	$19.69	$9.57	$9.82
	Third	$30.88	$24.52	$-	$-
	Fourth	$29.90	$10.05	$-	$-

Fiscal 2014	First	$18.67	$12.40	$-	$-
	Second	$16.69	$11.75	$-	$-
	Third	$15.94	$9.06	$-	$-
	Fourth	$10.15	$6.94	$-	$-

(1)     Following the second quarter of fiscal 2013, no warrants remain outstanding.

As of February 20, 2015, we had approximately 32 holders of record of our common stock. All our Public Warrants were either exercised or redeemed during the year ended December 31, 2013. This figure does not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

As of February 20, 2015, we had outstanding a total of 51,345,047 shares of common stock and no warrants.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The graph and table below present the Company’s cumulative total stockholder returns relative to the performance of the S&P SmallCap 600 and the Dow Jones U.S. Furnishings Index for the period commencing August 22, 2012, the date of the Business Combination, and ending December 31, 2014, the last trading day of fiscal 2014. The comparison assumes $100 invested at the close of trading on August 22, 2012 in (i) the Company’s common stock, (ii) the stocks comprising the S&P SmallCap 600, and (iii) the stocks comprising the Dow Jones U.S. Furnishings Index. All values assume that all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end amounts based on the last trading day in each fiscal quarter. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

	Tile Shop Holdings, Inc.	S&P Small Cap 600	Dow Jones U.S. Furnishings Index
August 22, 2012	$100.00	$100.00	$100.00
December 31, 2012	$129.46	$104.18	$114.95
March 31, 2013	$161.62	$116.44	$148.24
June 30, 2013	$222.77	$120.57	$141.74
September 30, 2013	$226.85	$133.11	$150.66
December 31, 2013	$139.00	$145.76	$167.14
March 31, 2014	$118.85	$146.98	$161.37
June 30, 2014	$117.62	$149.56	$169.03
September 30, 2014	$71.15	$139.07	$164.83
December 31, 2014	$68.31	$152.23	$188.82

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from (i) our audited financial statements included elsewhere in this report as of December 31, 2014 and 2013, and for the years ended December 31, 2014 and 2013 (ii) our audited financial statements are included elsewhere in this report for the year ended December 31, 2012 and (iii) The Tile Shop’s audited financial statements not included in this report as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010. The following selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	As of December 31, or for the year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share)
Statement of Operations Data
Net sales	$257,192	$229,564	$182,650	$152,717	$135,340
Cost of sales	78,300	68,755	49,626	40,321	36,124
Gross profit	178,892	160,809	133,024	112,396	99,216
Selling, general and administrative expenses	157,316	127,731	94,716	78,368	68,105
Deferred compensation expense	-	-	3,897	1,415	450
Income from operations	21,576	33,078	34,411	32,613	30,661
Interest expense	3,141	2,581	1,252	443	467
Change in fair value of warrants	-	54,219	82,063	-	-
Other income (expense)	(506)	4	15	(77)	124
(Loss) income before income taxes	17,929	(23,718)	(48,889)	32,093	30,318
(Provision for) benefit from income taxes(1)	(7,382)	(11,942)	2,002	(733)	(609)
Net (loss) income	$10,547	$(35,660)	$(46,887)	$31,360	$29,709
Earnings per share(1)	$0.21	$(0.72)	$(1.31)	$0.97	$0.92
Weighted average shares outstanding (diluted)	51,030	49,600	35,838	32,261	32,330
Balance Sheet Data
Cash and cash equivalents	$5,759	$1,761	$2,987	$6,283	$14,117
Inventories	68,857	67,756	46,890	43,744	35,358
Total assets	252,190	241,642	176,074	119,005	108,890
Warrant liability	-	-	95,645	-	-
Total debt and capital lease obligations, including current maturities	93,264	96,676	74,824	4,852	5,582
Total stockholders' equity	93,695	78,496	(46,130)	73,780	69,437
Working capital	56,381	51,719	35,934	34,853	34,895
Cash Flow Data
Net cash provided by operating activities	$47,201	$21,211	$47,222	$34,722	$32,461
Net cash used in investing activities	(40,552)	(52,955)	(29,064)	(18,561)	(14,376)
Net cash used in financing activities	(2,651)	30,518	(21,454)	(23,995)	(21,818)
Other Selected Financial Data (unaudited)
Adjusted EBITDA(2)	$47,460	$54,294	$50,634	$42,602	$38,472
Adjusted EBITDA margin(2)	18.5%	23.7%	27.7%	27.9%	28.4%
Gross margin(3)	69.6%	70.0%	72.8%	73.6%	73.3%
Operating income margin(4)	8.4%	14.4%	18.8%	21.4%	22.7%
Same stores sales growth(5)	(0.4% )	12.4%	7.1%	6.4%	11.4%
Stores open - end of period	107	88	68	53	48

(1)	Historical amounts do not include pro forma adjustments for income taxes as a result of our change in tax status, which was effective on August 21, 2012 upon consummation of the Business Combination.
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
(5)

Same store sales growth is the percentage change in sales of comparable stores period over period. A store is considered comparable on the first day of the 13th full month of operation. Same store sales growth amounts include total charges to customers less any actual returns. We do not include estimated return provisions or sale allowances in the same store sales calculation, as return reserves are calculated on a consolidated level. Same store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses.

Reconciliation of Non-GAAP Adjusted EBITDA to GAAP Net Income (Loss)

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net (loss) income	$10,547	$(35,660)	$(46,887)	$31,360	$29,709
Interest expense	3,141	2,581	1,252	443	467
Income taxes	7,382	11,942	(2,002)	733	609
Change in fair value of warrants	-	54,219	82,063	-	-
Depreciation and amortization	19,925	14,316	10,530	8,651	7,237
Deferred compensation expense	-	-	3,897	1,415	450
Non-recurring costs	1,848	2,216	400	-	-
Stock-based compensation	4,617	4,680	1,381	-	-
Adjusted EBITDA	$47,460	$54,294	$50,634	$42,602	$38,472

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in the Annual Report on Form 10-K. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than are included in the following discussion. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “may,” “might,” “will,” “will likely result,” “should,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “potential,” “continue,” “believes” and similar expressions, although some forward-looking statements are expressed differently. The forward-looking statements in this Form 10-K relate to, among others things, statements relating to our anticipated new store openings and growth opportunities; our business strengths and competitive advantages; the anticipated benefits of our strategic plan; our expectations regarding the impact and remediation of our material weakness; legal proceedings; our intended future process for determining and assessing compensation; our expectations for the future use of equity incentive plans; our expectations regarding financing arrangements; our retail sales and market share expectations; depreciation and amortization expense; supply costs and expectations; costs and adequacy of insurance; our expectations with respect to ongoing compliance with the terms of our credit facility; the effect of regulations on us and our industry and our compliance with such regulations; and our anticipated revenues, expenses, and capital requirements.

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the level of demand for our products;
•	our ability to grow and remain profitable in the highly competitive retail tile industry;
•	our ability to access additional capital;
•	our ability to attract and retain qualified personnel;
•	changes in general economic, business and industry conditions;
•	our ability to introduce new products that satisfy market demand; and
•	legal, regulatory, and tax developments, including additional requirements imposed by changes in domestic and foreign laws and regulations, and results of litigation.

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

Overview

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of December 31, 2014, we operated 107 stores in 31 states, with an average size of 22,200 square feet. We also sell our products on our website.

We purchase our tile products and accessories directly from suppliers and manufacture our own setting and maintenance materials, such as thinset, grout, and sealers. We believe that our long-term supplier relationships, together with our design, manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and professionals, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources, and believe that we are a leading retailer of natural stone tiles, accessories, and related materials in the United States.

We believe that the highly-fragmented U.S. retail tile market provides us with a significant opportunity to expand our store base. We opened 19 new stores in the U.S. in 2014, and plan to open 8 to 10 stores in 2015. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill orders at these new locations.

In 2014, we reported net sales and income from operations of $257.2 million and $21.6 million, respectively. From December 31, 2010 to December 31, 2014, our net sales increased at a compounded annual growth rate of 17.4% and our income from operations decreased at a compounded annual growth rate of 8.4%, respectively. During that period, we opened 59 new retail locations and focused on cost control and implementing selected price increases in order to maintain our gross profit and income from operations.

Net cash provided by operating activities were $47.2 million and $21.2 million for 2014 and 2013, respectively, which were used to fund capital expenditures for opening new stores and daily operations. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows. As of December 31, 2014, we had cash of $5.8 million and working capital of $56.4 million.

We plan to continue to invest in strong customer service by leveraging our highly-trained staff from our existing store base to train new store staff, as well as employing our market manager program for certain stores. We plan to continue to refine and implement a comprehensive strategy to grow our professional customer business. We also continue to invest in our marketing and brand management, conduct marketing tests for the purpose of enhancing our marketing effectiveness, make website improvements, and enhance our use of digital media. Finally, we plan to maintain our marketing and brand management by periodically remodeling our in-store displays and developing content about our store and products for smart phones and tablets.

Key Components of our Consolidated Statements of Operations

Net Sales Net sales represents total charges to customers, net of returns, and includes freight charged to customers. We recognize sales at the time that the customer takes possession of the merchandise or final delivery of the product has occurred. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Sales and other taxes are recorded in the consolidated balance sheets, but excluded from the consolidated statements of operations. The increase in net sales in recent years has been a result of store base growth, in 2012, 2013 and 2014, as well as increases in comparable store sales in 2012 and 2013.

The table below sets forth information about our same store sales growth from fiscal 2012 to fiscal 2014. Our increase in same store sales growth is primarily attributable to increases in number of orders, as well as average order size. During 2014, the decrease in comparable sales was attributable to several factors including a challenging macroeconomic environment during which existing home sales decreased, which resulted in a decrease in traffic in our stores. In addition, we experienced higher turnover of store managers and sales associates which also negatively impacted sales during the year. Finally, many of our stores opened were in new markets and we did not have a consistent and disciplined grand opening marketing plan to drive brand awareness around the time of the grand opening. Same store sale amounts include total charges to customers less any actual returns. We do not include estimated return provisions or sales allowances in the same store sales calculation, as return reserves are calculated at the consolidated level. In general, we consider a store comparable on the first day of the 13th full month of operation.

	Years Ended December 31,
	2014		2013	2012
Same store sales growth (decline)	(0.4%	)	12.4%	7.1%

We opened 19, 20, and 15 new stores in 2014, 2013 and 2012, respectively. Net sales at new stores are generally lowest in the first few months after a location is opened and generally increase over time. We expect a store’s net sales to increase faster during its first three years of operation than in its later years. Store locations opened in existing markets tend to have higher net sales in the first year of operation than store locations opened in new markets. This is due to increased brand awareness in existing markets and because a portion of such net sales come from more mature stores in those markets.

Cost of Sales Cost of sales consists primarily of material costs, freight, duties, and storage and delivery of product to the customers, as well as costs associated with manufacturing of setting and maintenance materials.

Gross Profit Gross profit is net sales less cost of sales. Gross margin is the percentage determined by dividing gross profit by net sales. In 2014, 2013 and 2012, our gross margin was 69.6%, 70.0%, and 72.8%, respectively. We have been able to maintain relatively stable gross margins as a result of product cost control, moderating our price promotions and training and incenting our store sales associates to ensure the intelligent use of price discounts.

Selling, General and Administrative Expenses Payroll costs and occupancy expenses have historically been our most significant selling, general, and administrative expenses. Payroll costs exclude costs associated with manufacturing labor costs and certain handling and receiving costs, as those costs are included in cost of sales. In 2014, 2013, and 2012, our selling, general, and administrative expense as a percentage of net sales were 61.2%, 55.6% and 51.9%, respectively. Our payroll costs have increased as a percentage of net sales over the last three years primarily due to increased store base growth and investments in support infrastructure. Our occupancy costs have increased as a percentage of net sales due to opening 19 stores in 2014 and 20 stores in 2013. In the future, we anticipate the percentage of new store growth relative to the number of existing stores to decline on a percentage basis. Consequently, we anticipate that our selling, general and administrative expenses as a percentage of net sales will begin to decrease over the next twelve months.

Pre-opening costs Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs, occupancy costs and promotional costs. Pre-opening costs are expensed as incurred and recorded in selling, general and administrative expenses.

Income Taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rate for the fiscal year 2014 was 41.2%.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net (loss) income	$10,547	$(35,660)	$(46,887)	$31,360	$29,709
Interest expense	3,141	2,581	1,252	443	467
Income taxes	7,382	11,942	(2,002)	733	609
Change in fair value of warrants	-	54,219	82,063	-	-
Depreciation and amortization	19,925	14,316	10,530	8,651	7,237
Deferred compensation expense	-	-	3,897	1,415	450
Non-recurring costs	1,848	2,216	400	-	-
Stock-based compensation	4,617	4,680	1,381	-	-
Adjusted EBITDA	$47,460	$54,294	$50,634	$42,602	$38,472

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

	Years Ended December 31,
	2014	% of sales	2013	% of sales
	(in thousands)
Net sales	$257,192		$229,564
Cost of sales	78,300	30.4%	68,755	30.0%
Gross profit	178,892	69.6%	160,809	70.0%
Selling, general and administrative expenses	157,316	61.2%	127,731	55.6%
Income from operations	21,576	8.4%	33,078	14.4%
Interest expense	3,141	1.2%	2,581	1.1%
Change in fair value of warrants	-	0.0%	54,219	23.6%
Other income (expense)	(506)	(0.2% )	4	0.0%
Income (loss) before income taxes	17,929	7.0%	(23,718)	(10.3% )
Provision for income taxes	(7,382)	(2.9% )	(11,942)	(5.2% )
Net income (loss)	$10,547	4.1%	$(35,660)	(15.5% )

Net Sales Net sales for fiscal year 2014 increased by $27.6 million, or 12.0%, to $257.2 million, compared to fiscal year 2013 as net sales in non-comparable stores increased $28.4 million and net sales in comparable stores decreased $0.8 million. Net sales increased primarily due to the expansion of our store base by 19 locations in fiscal year 2014 and the inclusion of a full year of sales for the stores opened in 2013. Sales in 2014 were impacted by adverse changes in certain macroeconomic conditions, including a year-over-year decline in existing home sales and a decrease in the average tenure and level of experience of our store manager population.

Gross Profit Gross profit increased $18.1 million, or 11.2%, for fiscal year 2014 compared to fiscal year 2013 primarily due to the increase in net sales. Gross margin decreased to 69.6% for fiscal year 2014, from 70.0% for fiscal year 2013. The decrease in margin can be attributed to slight increases in product acquisition, freight and distribution costs during fiscal year 2014. Partially offsetting the increase in the costs of our products, we have been more selective in our use of promotions to generate sales relative to last year.

Selling, General and Administrative Expenses Selling, general, and administrative expenses increased $29.6 million, or 23.2%, in fiscal year 2014 compared to fiscal year 2013. Selling, general, and administrative expenses as a percentage of net sales increased to 61.2% in fiscal year 2014, compared to 55.6% in fiscal year 2013. The increase in selling, general, and administrative expenses was primarily due to new store openings, which contributed a $12.3 million increase in payroll, $9.6 million increase in rent and occupancy costs, and a $5.6 million increase in depreciation.

Selling, general, and administrative expenses include costs of $1.8 million and $2.2 million for the fiscal years 2014 and 2013, respectively, which relate to special investigation, shareholder litigation, and in 2013, equity related transactions.

Pre-opening Costs Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the fiscal years 2014 and 2013, we reported pre-opening costs of $1.5 million and $2.4 million, respectively.

Income from Operations and Operating Margin As a result of the above, income from operations decreased by $11.5 million, or 34.8%, for fiscal year 2014 compared to fiscal year 2013. Operating margin decreased to 8.4% for fiscal year 2014, compared to 14.4% for fiscal year 2013.

Interest Expense Interest expense increased $0.6 million, or 21.7%, for fiscal year 2014 compared to the fiscal year 2013. The increase is due to increased interest rates on borrowings in fiscal year 2014.

Change in Fair Value of Warrants Fair value of the warrant liability decreased $54.2 million for the fiscal year 2014, representing a non-cash charge for the change in the fair value of the warrants that were outstanding during the fiscal year 2013. As of December 31, 2013, the warrants were fully exercised or redeemed, and no further expense will be recorded for these warrants in future periods.

Income (loss) before income taxes Income before income taxes was $17.9 million for the fiscal year 2014, compared to a loss before income taxes of $23.7 million for fiscal year 2013. The loss during fiscal year 2013 was as a result of the change in the fair value of the warrant liability of $54.2 million. Excluding the change in fair value of warrants, income before taxes was $30.5 million for fiscal year 2013.

Provision for income taxes Income tax provision decreased $4.6 million for fiscal year 2014, compared to fiscal year 2013 due to lower taxable income.

Net (Loss) Income Net income increased $46.2 million for fiscal year 2014, compared to fiscal year 2013 primarily as a result of the change in the fair value of the warrant liability described above.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

	Years Ended December 31,
	2013	% of sales	2012	% of sales
	(in thousands)
Net sales	$229,564		$182,650
Cost of sales	68,755	30.0%	49,626	27.2%
Gross profit	160,809	70.0%	133,024	72.8%
Selling, general and administrative expenses	127,731	55.6%	94,716	51.9%
Deferred compensation expense	-	0.0%	3,897	2.1%
Income from operations	33,078	14.4%	34,411	18.8%
Interest expense	2,581	1.1%	1,252	0.7%
Change in fair value of warrants	54,219	23.6%	82,063	44.9%
Other income (expense)	4	0.0%	15	0.0%
Loss before income taxes	(23,718)	(10.3% )	(48,889)	(26.8% )
Benefit (provision) for income taxes	(11,942)	(5.2% )	2,002	1.1%
Net loss	$(35,660)	(15.5% )	$(46,887)	(25.7% )

Net Sales Net sales for fiscal year 2013 increased by $46.9 million, or 25.7%, to $229.6 million, compared to fiscal year 2012. This increase is primarily due to net sales of $24.4 million from 20 new stores, a full year of the 15 stores opened in 2012, and strong same store sales growth.

Gross Profit Gross profit increased $27.8 million, or 20.9%, for fiscal year 2013 compared to fiscal year 2012 primarily due to the increase in net sales. Gross margin decreased to 70.0% for fiscal year 2013, from 72.8% for fiscal year 2012. The decrease in margin can be attributed to slight increases in product acquisition, freight and distribution costs during the fiscal year 2013. In addition, we used selective product related promotions and shipping discounts to generate or secure sales. All of these actions are specifically designed to drive traffic and enhance customer satisfaction.

Selling, General and Administrative Expenses Selling, general, and administrative expenses increased by $33.0 million, or 34.9%, in fiscal year 2013 compared to fiscal year 2012. Selling, general, and administrative expenses as a percentage of net sales increased to 55.6% in fiscal year 2013, compared to 51.9% in fiscal year 2012. The increase in selling, general, and administrative expenses was primarily due to increased payroll, rent and occupancy costs, as well as depreciation and amortization due to opening 20 new stores during the fiscal year 2013, as well as a full year of costs associated with the 15 stores that we opened during fiscal year 2012. Payroll costs increased by $11.0 million in fiscal year 2013 compared to fiscal year 2012, driven by growing store base and new employee additions on store and corporate levels, as well as increased employee compensation costs, including increased stock-based compensation expense of $3.3 million in fiscal year 2013 compared to fiscal year 2012. Rent, depreciation and amortization increased by $3.8 million in fiscal year 2013 compared to fiscal year 2012.

Pre-opening Costs Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During fiscal years 2013 and 2012, we reported pre-opening costs of $2.4 million and $1.1 million, respectively.

Deferred Compensation Expense We had no deferred compensation expense in 2013 compared to $3.9 million in 2012. The decrease in deferred compensation expense was due to the termination of The Tile Shop’s historical equity incentive deferred compensation plan and the related cash payment to each former participant in such plan in August 2013, as well as accelerated vesting of certain membership interests in The Tile Shop in connection with the consummation of the Business Combination during 2012. We did not recognize any additional expense related to the foregoing Business Combination matters in 2014.

Income From Operations and Operating Margin As a result of the above, income from operations decreased by $1.3 million, or (3.9%), for fiscal year 2013 compared to fiscal year 2012. Operating margin decreased to 14.4% for fiscal year 2013, compared to 18.8% for fiscal year 2012.

Interest Expense Interest expense increased $1.3 million, or 106.2%, for fiscal year 2013 compared to fiscal year 2012. The increase is due to an increase in debt outstanding from borrowings under our credit facility.

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

Income Tax (Provision) Benefit Income tax provision increased by $13.9 million to $11.9 million for fiscal year 2013 compared to a benefit of $2.0 million for fiscal year 2012 due to higher taxable income. The Company was not a taxable entity until August 21, 2012.

Net Loss Primarily as a result of the change in the fair value of the warrant liability described above, we recorded a net loss of $35.7 million in fiscal year 2013 compared to a net loss of $46.9 million in fiscal year 2012. Excluding the change in fair value of warrants, which was $54.2 million for fiscal year 2013 and $82.1 million for fiscal year 2012, net income was $18.6 million and $35.2 million for fiscal year 2013 and 2012, respectively, which represents a decrease of $16.6 million, or 47.2% as compared to the previous year. This decrease is primarily the result of becoming a taxable entity late in 2012. We believe this non-GAAP measure is useful because it excludes a significant item that is considered to be non- operational and of a non-cash nature, and which will change from period to period due to the impact of market fluctuations. The non-GAAP measure thereby facilitates our evaluation of current operating performance and comparisons to past operating performance.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $5.8 million of cash and cash equivalents at December 31, 2014, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for general corporate purposes, including opening new stores, purchasing additional merchandise inventory and maintaining our existing stores.

On October 3, 2012, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit facility with Bank of America, N.A., which was amended on April 30, 2013, July 8, 2013, March 26, 2014 and September 29, 2014 (as amended, the “Credit Agreement”). The most recent amendment on September 29, 2014 modified the Consolidated Total Rent Adjusted Leverage Ratio schedule for future periods commencing September 30, 2014. The Credit Agreement provides the Company with a $120 million senior secured credit facility, comprised of a five-year $25 million term loan and a $95 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At December 31, 2014 and 2013, the base interest rate was 4.50% and 4.25%, respectively. At December 31, 2014 and 2013 the LIBOR-based interest rate was 2.506% and 2.408%, respectively. As of December 31, 2014 and 2013, the Company had outstanding borrowings related to the revolving line of credit of $74.0 million and $73.5 million, respectively. The term loan requires quarterly principal payments of $875,000. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on terms other than that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payment of cash dividends. The Company was in compliance with the covenants during the year ended December 31, 2014.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital Expenditures

Capital expenditures in 2014 were $41.2 million. During the year, $36.3 million was for new store build-out and remodels of existing stores, $2.9 million was for expansion of our distribution and manufacturing facilities, and the remainder was for general corporate purposes.

Capital expenditures decreased in 2014 primarily due to a decrease in funds invested in distribution and manufacturing facilities. In 2013, the Company completed and opened a fourth distribution center in Durant, Oklahoma. In addition, the Company expanded its headquarters during 2013.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. We intend to open 8 to 10 stores at an expected aggregate cost of approximately $10.0 to $14.0 million in 2015.

Cash Flows

The following table summarizes our cash flow data for the years ended December 31, 2014, 2013, and 2012.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$47,201	$21,211	$47,222
Net cash used in investing activities	(40,552)	(52,955)	(29,064)
Net cash provided by (used in) financing activities	(2,651)	30,518	(21,454)

Operating Activities

Cash flows from operating activities provides us with a significant source of liquidity. Net cash provided by operating activities was $47.2 million, $21.2 million, and $47.2 million in 2014, 2013, and 2012, respectively. Cash flows provided by operating activities in 2014 relate to current year earnings, plus non-cash expenses, including depreciation, and a net improvement in working capital. The increase in operating cash flows over 2013 was primarily attributable to improved management of working capital.

Investing Activities

Net cash used in investing activities was $40.6 million, $53.0 million and $29.1 million in 2014, 2013, and 2012, respectively. Net cash used in investing activities in each period were primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, new distribution and manufacturing facilities, and corporate headquarters expansion, internally developed software and routine capital purchases of computer hardware and software.

Financing Activities

Net cash provided by (used in) financing activities was ($2.7) million, $30.5 million and ($21.5) million in 2014, 2013, and 2012, respectively. Cash used in financing activities during 2014 was primarily for payments of long-term debt and capital lease obligations of $26.4 million, partially offset net proceeds from long term debt of $23.0 million, and by the release of restricted cash of $0.8 million. Cash provided by financing activities in 2013 was primarily from the proceeds from exercises of warrants, net advances on our credit facility, and cash provided by the new market tax credit (NMTC) transaction (See Note 12 to our consolidated financial statements included in this Form 10-K) offset by our repurchase of common stock and warrants and principal payments on long-term debt.

Off-balance Sheet Arrangements

As of December 31, 2014 and December 31, 2013, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Arrangements

The following table summarizes certain of our contractual obligations at December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	5+ Years
Long-term debt including principal and interest (1)	$99,091	$5,903	$92,436	$250	$502
Operating lease obligations (2)	506,510	25,771	52,339	54,061	374,339
Capital lease obligations (3)	1,798	418	428	432	520
Total contractual obligations	$607,399	$32,092	$145,203	$54,743	$375,361

(1)

Includes total interest of $7.0 million, comprised of $2.3 million of interest for the period of less than 1 year, $4.7 million of interest for the period of 1 – 3 years, $0.0 million of interest for the period of 4 – 5 years, and $0.0 million of interest for the period of 5+ years.

(2)	Includes the base or current renewal period for our operating leases, which contain varying renewal provisions.
(3)

Includes total interest of $0.7 million, comprised of $0.2 million of interest for the period of less than 1 year, $0.2 million of interest for the period of 1 – 3 years, $0.2 million of interest for the period of 4 – 5 years, and $0.1 million of interest for the period of 5+ years.

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

Recognition of Revenue

We recognize sales at the time the customer takes possession of the merchandise or when final delivery of the product has occurred. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Sales and other taxes are recorded in the consolidated balance sheets but excluded from the consolidated statements of operations. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical returns. Our process to establish a sales return reserve contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future sales returns and exchanges. The customer may receive a refund or exchange the original product for a replacement of equal or similar quality for a period of six months from the time of original purchase. Products received back under this policy are reconditioned pursuant to state laws and resold. We believe our estimate for sales returns is an accurate reflection of future returns. Actual return trends have not varied significantly from estimated amounts in prior periods. However, if the nature of sales returns changes significantly, our sales could be adversely impacted.

Inventory Valuation and Shrinkage

Our inventory consists of manufactured items and purchased merchandise held for resale. Inventories are stated at the lower of cost (determined using the weighted-average cost method) or market. We capitalize the cost of inbound freight, duties and receiving and handling costs to bring purchased materials into our distribution network. The labor and overhead costs incurred in connection with the production process are included in the value of manufactured finished goods. We provide provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. These estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sell through and changes in actual shrinkage trends. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate our inventory provisions. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material.

Stock-based Compensation

We estimate the fair value of each option grant using the Black Sholes option pricing model. The valuation of stock options is a significant accounting estimate that requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. We make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate. The computation of the expected volatility assumptions used in the option valuation models was based on historical volatilities and implied volatilities of the Company. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The expected dividend yield was zero based on the fact the company has not paid dividends, nor does it intend to pay dividends in the future. To the extent that actual outcomes differ from our assumptions, we are not required to true up grant-date fair value-based expense to final intrinsic values. However historical data has a significant bearing on our forward-looking assumptions. Significant variances between actual and predicted experience could lead to prospective revisions in our assumptions, which could then significantly impact the year-over-year comparability of stock-based compensation expense.

Property, Plant, and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation, which is amortized over the useful life of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease period (including expected renewal periods). Property, plant, and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows from the operations and/or disposition of the assets are less than the carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate.

We have not incurred any material impairment losses in the past and do not believe that a reasonable likelihood exists that there will be a material change in the estimates or assumptions used to calculate property, plant, and equipment asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in determining future cash flows and asset fair values, we may be exposed to losses that could be material.

Income taxes

As a result of the Business Combination, beginning August 21, 2012 our results of operations are taxed as a C Corporation. Prior to the Business Combination, The Tile Shop’s operations were taxed as a limited liability company, whereby The Tile Shop elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Since August 21, 2012, we have recognized deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We estimate the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

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

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operation. We are also exposed to interest rate risk, in connection with borrowings under our credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. The base rate was 4.50% at December 31, 2014. Based upon balances and interest rates as of December 31, 2014, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.9 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.9 million.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the reports of the independent registered public accounting firms, listed under Item 15 “Exhibits, Financial Statement Schedules”, are included as a separate section of this Annual Report on Form 10-K beginning on page 44 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the period covered by this report and concluded that, because of the material weakness in our internal control over financial reporting involving the selection and deployment of general control activities over technology and development of general control activities that establish procedures to comply with accounting policies discussed below, our disclosure controls and procedures were not effective as of the period covered by this report. Notwithstanding the material weakness discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (“COSO”).

During 2014, we identified deficiencies involving the selection and deployment of general control activities over technology related to change management and user access controls.  We also identified deficiencies in controls that address the completeness and accuracy of data used in the performance of other control activities.  In addition, we identified deficiencies related to the design and operation of control activities that mitigate identified risks, including compliance with established accounting policies.  Specifically, we failed to establish control activities to ensure the useful lives assigned to leasehold improvements and other fixtures did not exceed the lease term at store and corporate headquarter locations.  Based on our evaluation of the aggregation of these deficiencies under the COSO framework, we concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014.

Ernst & Young, LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2014. See “Item 8. Consolidated Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

With the exception of the deficiencies described above, during the fourth quarter of 2014, there were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management has been actively engaged in developing remediation plans to address the above control deficiencies. The remediation efforts expected to be implemented include the following:

●	Design a process to review users who have access to key financial systems.
●	Enhance existing change management policies and implement processes to capture documentation evidencing the execution of these policies.
●	Establish a control to compare the economic life of an asset to the remaining lease term at the time a new asset is placed in service.
●	Refine process documentation to more clearly define how processes and controls ensure compliance with key policies.
●

Formalize a policy to document the inputs and assumptions underlying key reports and analysis used in the preparation of accounting entries as well as management’s process to evaluate the completeness of key data elements.

Management has developed a detailed plan and timetable for the implementation of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. If not remediated, these control deficiencies could result in a material misstatements to the Company’s financial statements.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The following table provides information about our executive officers, including their ages, as of the date of this Form 10-K.

Name	Age	Position
Chris R. Homeister	46	Chief Executive Officer, Director
Kirk L. Geadelmann	46	Chief Financial Officer
Joseph Kinder	49	Senior Vice President – Operations
Carl Randazzo	50	Senior Vice President – Retail
Leigh M. Behrman	61	Vice President – Human Resources and Compliance

Chris R. Homeister has been our Chief Executive Officer and a Director since January 1, 2015. From October 2013 through December 2014, Mr. Homeister was our Chief Operating Officer. From May 2012 through September 2013, Mr. Homeister was Chief Executive Officer and founder of Homeister Ventures LLC, a provider of consulting services for private equity, venture capital, retail, and consumer electronics firms. Prior thereto, from June 2009 through April 2012, Mr. Homeister served as Senior Vice President and General Manager of Best Buy Co., Inc.’s Entertainment Business Group, where he was responsible for all elements and the management of the business unit. From April 2005 to May 2009, he held various roles at Best Buy, including Senior Vice President of Digital Merchandising and Strategic Planning; Vice President of Merchandising, Mobile Electronics and Computing. Prior to Best Buy, Mr. Homeister held management positions at Gateway, Inc. and Amoco Oil Company. Mr. Homeister earned an M.B.A. from the University of Notre Dame and a B.B.A. in Finance from the University of Iowa. We believe Mr. Homeister is qualified to serve as a director because, as the Company’s Chief Executive Officer, he is familiar with the Company’s business and industry and most capable of effectively identifying strategic priorities and leading the execution of strategy. Additionally, his past experience in leading global sourcing merchandising and retail expansion will benefit the Company as it executes its strategic plan.

Kirk L. Geadelmann has been our Chief Financial Officer and Senior Vice President since August 2014. Prior to joining the Company, Mr. Geadelmann worked at Best Buy from June 2000 to February 2014 in various management roles including Corporate and International Controller. During his tenure at Best Buy, Mr. Geadelmann was responsible for overseeing business planning, performance management, financial accounting and SEC reporting functions. Prior to Best Buy, he held roles with BMC Manufacturing, Arthur Andersen, Allianz Insurance and Coopers & Lybrand, where he earned his CPA certification. Mr. Geadelmann earned a B.B.A. in Accounting and Risk Management from the University of Wisconsin-Madison.

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

Non-Management Directors

The following table provides information about our non-management directors, including their ages, as of the date of this Form 10-K.

Name	Age	Position
Class I Directors:
Peter J. Jacullo III(1)(2)	60	Director
Adam L. Suttin(1)	47	Director
Class II Directors:
Peter H. Kamin(1)(3)	52	Director
Todd Krasnow(2)(3)	57	Director
Christopher T. Cook	45	Director
Class III Directors:
Robert A. Rucker	62	Director
William E. Watts(2)	62	Director; Chairman of the Board

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

Peter J. Jacullo III has served as a member of our Board since August 2012. Previously, Mr. Jacullo served as a member of The Tile Shop’s board of managers from December 2007 to August 2012. Since July 1987, Mr. Jacullo has been a self-employed investor and consultant, and he currently serves on the board of directors of various privately-held companies. Previously, Mr. Jacullo was a Vice President and Director of the Boston Consulting Group from May 1984 to July 1987, where he was also employed in various other capacities from May 1978 to May 1984. He is currently a director of Magnatech International Inc., a provider of equipment for the hydraulic hose industry. Mr. Jacullo holds an M.B.A. from the University of Chicago and a B.A. in Economics from Johns Hopkins University. We believe that Mr. Jacullo is qualified to serve on our Board in light of the continuity that he provides on our Board and his experience as a professional investor.

Adam L. Suttin has served as a member of our Board since August 2012. Previously, Mr. Suttin served as president of JWC Acquisition Corp. Mr. Suttin co-founded J.W. Childs Associates, L.P., a private equity investment firm, in 1995 and is a partner of that firm. From 1989 to 1995, Mr. Suttin was an investment professional at Thomas H. Lee Company. He is currently a member of the board of directors of Kosta Browne Winery, LLC, Sunny Delight Beverages Co., Esselte Ltd., Mattress Firm Holdings, Inc., and The NutraSweet Company. Mr. Suttin holds a B.S. in Economics from the Wharton School of the University of Pennsylvania and a B.A.S. in Engineering from the Moore School of Engineering of the University of Pennsylvania. We believe that Mr. Suttin is qualified to serve on our Board in light of his experience as a co-founder of J.W. Childs and his experience as a director of various companies.

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

Todd Krasnow has served as a member of our Board since August 2012. Previously, Mr. Krasnow served as a member of The Tile Shop’s board of managers from January 2012 to August 2012. Mr. Krasnow has served as the President of Cobbs Capital, Inc., a private consulting company, since January 2005, and as marketing domain expert with Highland Consumer Fund, a venture capital firm, since June 2007. Previously, Mr. Krasnow was the Chairman of Zoots, Inc., a dry cleaning company, from June 2003 to January 2008, and Chief Executive Officer of Zoots, Inc. from February 1998 to June 2003. He served as the Executive Vice President of Sales and Marketing of Staples, Inc. from May 1993 to January 1998 and in other sales and marketing positions for Staples, Inc. from March 1986 to May 1993. Since September 2005, Mr. Krasnow has served as a director of Carbonite, Inc., a publicly-traded provider of online backup solutions for consumers and small and medium sized businesses; since December 2005, Mr. Krasnow has served as Chairman of Carbonite’s compensation committee; and since September 2009, he has served as a member of Carbonite’s audit committee. Mr. Krasnow is a member of the advisory boards of C&S Wholesale Grocers, Inc. and of Kids II, a manufacturer of baby and toddler products. Mr. Krasnow previously served as a director of Piedmont, Ltd., a Japanese storage company, which conducts business as Quraz which was sold in September 2013, and of Global Customer Commerce, Inc., an internet retailer of blinds and wall coverings which was sold in January 2014, and of OnForce, Inc., an online marketplace that enables enterprises to hire information technology services professionals, which was sold in August 2014. Mr. Krasnow holds an M.B.A. from the Harvard University Graduate School of Business and an A.B. in Chemistry from Cornell University. We believe that Mr. Krasnow is qualified to serve on our Board due to his operating and management experience and his expertise in sales and marketing.

Christopher T. Cook has served as a member of our Board since September 2014. Mr. Cook founded Sleep Experts, a Texas chain of mattress retail stores, and served as its Chief Executive Officer from 2004 until its acquisition by Mattress Firm in April 2014. Mr. Cook currently serves as a strategy consultant to the Mattress Firm executive team. Mr. Cook was also on the founding team of SiteStuff, a venture back e-commerce company and served as its Executive Vice President of Business Development until 2003. He currently serves on the board of the Entrepreneur’s Foundation of North Texas and is a member of the Young Presidents’ Organization. Mr. Cook has a B.B.A. in Finance from SMU Cox School of Business in Dallas, Texas. We believe that Mr. Cook is qualified to serve on our Board due to his in-depth involvement in founding and leading a company in the consumer retail industry and his experience creating scalable sales culture and scalable systems.

Robert A. Rucker has served a member of our Board since June 2012 and was our Chief Executive Officer and President from June 2012 until December 2014. Previously, Mr. Rucker served as The Tile Shop’s Chief Executive Officer and President and as a member of its board of managers. Mr. Rucker holds a B.E.S. in Psychology and History from the University of Minnesota. We believe that Mr. Rucker is qualified to serve on our Board based on his historical knowledge of The Tile Shop as its founder and his strategic vision for the Company.

William E. Watts has served as a member and Chairman of our Board since August 2012. Previously, Mr. Watts served as Vice President of JWC Acquisition Corp. Mr. Watts has been a partner of J. W. Childs Associates, L.P., a private equity investment firm, since June 2001. From 1991 to 2001, he was President and Chief Executive Officer of General Nutrition Companies. Prior to being named President and Chief Executive Officer, Mr. Watts held the positions of president and chief operating officer of General Nutrition, President and Chief Operating Officer of General Nutrition Center, and Senior Vice President of Retailing and Vice President of Retail Operations of General Nutrition Center. Mr. Watts currently serves as Non-Executive Chairman of the board of directors of Mattress Firm Holdings, Inc. and as Non-Executive Chairman of the board of directors of Cycle Gear, Inc. Mr. Watts holds a B.A. in Social Science from the State University of New York at Buffalo. We believe that Mr. Watts is qualified to serve on our Board in light of his experience as a director of various companies and his experience as chief executive officer of a company with a well-known brand.

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

Our directors are divided among the three classes as follows:

•	The Class I directors are Messrs. Jacullo and Suttin, with terms expiring at the annual meeting of stockholders to be held in 2016;

•	The Class II directors are Messrs. Kamin, Krasnow and Cook, with terms expiring at the annual meeting of stockholders to be held in 2017; and

•	The Class III directors are Messrs. Rucker and Watts, with terms expiring at the annual meeting of stockholders to be held in 2015.

Our Board met eight times between January 1, 2014 and December 31, 2014. Each director attended at least 75% of the meetings of the Board and of any committee of the Board on which such director served that was held between January 1, 2014 and December 31, 2014.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

In October 2011, Mr. Joseph Kinder, our senior vice president – operations, was involved in a domestic dispute (misdemeanor charge stayed) and a verbal altercation with police officers (pled guilty to a gross misdemeanor).

Peter Jacullo serves as a manager and secretary of BlueEarth Biofuels, LLC, which filed for bankruptcy in May 2014.

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company, the officers, directors and greater than ten percent stockholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2014, except that one purchase transaction by Todd Krasnow was not reported on a timely-filed Form 4, but such transaction was subsequently reported on a timely-filed Form 5.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business. The Code of Business Conduct and Ethics is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Governance Documents” heading. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct by posting such information on our website at the web address and location specified above.

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

The current members of our Audit Committee are Messrs. Jacullo, Kamin, and Suttin, with Mr. Kamin serving as the chair of the committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our Board has determined that Mr. Kamin is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. A description of Mr. Kamin’s experience is set forth above under “Non-Management Directors.” Messrs. Jacullo, Kamin, and Suttin are independent directors as defined under the applicable rules and regulations of the SEC, NASDAQ and Public Company Accounting Oversight Board. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ, and which is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Governance Documents” heading. The Audit Committee met seven times between January 1, 2014 and December 31, 2014.

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

The current members of our Compensation Committee are Messrs. Jacullo, Krasnow, and Watts, with Mr. Krasnow serving as the chair of the Committee. All of the members of our Compensation Committee are independent under the applicable rules and regulations of the SEC, NASDAQ, and Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The Compensation Committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ, and which is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Governance Documents” heading. The Compensation Committee met four times between January 1, 2014 and December 31, 2014.

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

The current members of our Nominating and Corporate Governance Committee are Messrs. Kamin and Krasnow, with Mr. Krasnow serving as the chair of the Committee. All of the members of our Nominating and Corporate Governance Committee are independent under the applicable rules and regulations of NASDAQ. The Nominating and Corporate Governance Committee operates under a written charter, which is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Governance Documents” heading. The Nominating and Corporate Governance Committee met one time between January 1, 2014 and December 31, 2014.

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

To nominate a director for the fiscal 2015 Annual Meeting, stockholders must submit such nomination in writing to our Secretary at 14000 Carlson Parkway, Plymouth, Minnesota 55441 no later than the close of business on April 23, 2015, nor earlier than the close of business on March 24, 2015. To nominate a director for the fiscal 2016 Annual Meeting, stockholders must submit such nomination in writing to our Secretary at 14000 Carlson Parkway, Plymouth, Minnesota 55441 no later than the close of business on April 15, 2016, nor earlier than the close of business on March 16, 2016. You are advised to review the Company’s Bylaws for requirements relating to director nominees.

STOCKHOLDER PROPOSALS FOR 2016 ANNUAL MEETING

In order to have been considered for inclusion in this year’s proxy statement, stockholder proposals must have been submitted in writing to the Company no later than February 12, 2015. In order to be considered for inclusion in next year’s proxy statement, stockholder proposals must be submitted in writing to the Company no later than February 5, 2016. The Company suggests that proposals for the 2016 Annual Meeting of Stockholders be submitted by certified mail, return receipt requested. The proposal must be in accordance with the provision of Rule 14a-8 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Stockholders who intend to present a proposal or director nomination at the 2015 Annual Meeting of Stockholders without including such proposal or nomination in the Company’s proxy statement must, pursuant to the Company’s Bylaws, deliver to the Company notice of such proposal no earlier than March 24, 2015 and no later than April 23, 2015. Stockholders who intend to present a proposal or director nomination at the 2016 Annual Meeting of Stockholders without including such proposal or nomination in the Company’s proxy statement must, pursuant to the Company’s Bylaws, deliver to the Company notice of such proposal no earlier than March 16, 2016 and no later than April 15, 2016. The Company reserves the right to reject, rule out of order, or take appropriate action with respect to any proposal that does not comply with these and other applicable requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses our policies and decisions with respect to the compensation of our executive officers and employees who are named in the “2014 Summary Compensation Table” and the most important factors relevant to an analysis of these policies and decisions. Our executive compensation philosophy as a publicly traded company differs from the compensation philosophy we employed prior to the Business Combination in August 2012 and in earlier years as a result of our Compensation Committee’s continued review and evaluation of our compensation philosophy and structure. The “named executive officers,” to whom this discussion applies are:

•	Robert A. Rucker, Chief Executive Officer (through December 31, 2014);
•	Chris R. Homeister, Chief Operating Officer (through December 31, 2014), Chief Executive Officer (beginning January 1, 2015);
•	Kirk L. Geadelmann, Chief Financial Officer (beginning August 12, 2014); Timothy C. Clayton, Chief Financial Officer (through August 11, 2014);
•	Joseph Kinder, Senior Vice President – Operations; and
•	Carl Randazzo, Senior Vice President – Retail.

Except as otherwise noted above, all of our named executive officers served as executive officers during the entire 2014 fiscal year.

Overview

We recognize that our ability to excel depends on the integrity, knowledge, imagination, skill, diversity, and teamwork of our employees. To this end, we strive to create an environment of mutual respect, encouragement, and teamwork that rewards commitment and performance and is responsive to the needs of our employees. The principles and objectives of our compensation and benefits programs for our employees generally, and for our named executive officers specifically, are to:

•	align compensation incentives with our corporate strategies, business, and financial objectives and the long-term interests of our stockholders;
•	motivate, reward and retain executives whose knowledge, skills and performance ensure our continued success; and
•	ensure that total compensation is fair, reasonable, and competitive.

Prior to completion of the Business Combination in August 2012, the compensation for our named executive officers consisted of (i) base salary, (ii) performance bonus, (iii) phantom equity units, (iii) perquisites, health and welfare benefits, and (v) 401(k) plan retirement savings opportunities. Effective immediately prior to the consummation of the Business Combination, we terminated our Deferred Compensation Plan, pursuant to which we previously granted phantom equity units. We made a lump-sum cash payment to each former holder of phantom equity units, including certain of our named executive officers, on August 20, 2013, in full satisfaction of all phantom equity units previously held by such individuals.

Effective upon consummation of the Business Combination, we adopted an equity award plan, and made grants to certain of our named executive officers thereunder. For a further description of the plan, see “Executive Compensation — Compensation Discussion and Analysis — Executive Compensation Program Components — 2012 Omnibus Award Plan” beginning on page 32 of this Form 10-K.

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

Compensation Determination Process

We review executive compensation annually, including evaluating our philosophy and compensation programs as circumstances require. As part of this review process, we expect to apply the values and the objectives outlined above, together with consideration for the levels of compensation that we would be willing to pay to ensure that our compensation remains competitive and that it is meeting our retention objectives in light of the cost to us if we were required to replace a key employee. In addition, we consider the results of non-binding advisory votes on executive compensation, commonly referred to as “say-on-pay” votes. At our 2014 annual meeting of stockholders, we held a say-on-pay vote on the compensation of our named executive officers as described in the proxy statement for that meeting. Stockholders approved the compensation of the named executive officers by a favorable vote of approximately 99% of votes cast, including abstentions. We are mindful of the opinions of our stockholders and considered these results when deciding to retain our general compensation philosophy and core objectives for the upcoming fiscal year.

Our Compensation Committee does not rely on a formal peer group when determining compensation, but does make reference to general market data and may consider establishing a group of comparable companies, for this purpose in the future. Additionally, our Compensation Committee may consider engaging a compensation consultant in future years to provide market data on a peer group of companies in our industry. We believe that such information, together with other information obtained by the members of our Compensation Committee would help ensure that our compensation program remains competitive. We anticipate that our Compensation Committee may make adjustments in executive compensation levels in the future as a result of this more formal market comparison process.

The compensation levels of our named executive officers reflect, to a significant degree, the varying roles and responsibilities of such executives. As a result of the assessment by our Board of the roles and responsibilities of our Chief Executive Officer, there is and has been a significant compensation differential between his compensation levels and those of our other named executive officers.

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

In anticipation of the consummation of the Business Combination in August 2012, we entered into offer letter agreements with each of Messrs. Rucker, Clayton, Kinder and Randazzo, which provide for annual base salaries of $303,991, $200,000, $200,000, and $200,000, respectively. Pursuant to the terms of his offer letter, Mr. Rucker’s base salary increased to $500,000 effective January 1, 2013. Our Chief Operating Officer, Chris R. Homeister, was hired in October 2013, at an annual base salary of $300,000. In February 2014, the Compensation Committee approved increases to the base salaries of Messrs. Clayton, Kinder and Randazzo to $208,000 each, on an annualized basis. Our Chief Financial Officer, Kirk Geadelmann, was hired in August 2014, at an annual base salary of $210,000. For a further description of these offer letter agreements, see “Executive Compensation — Offer Letter Agreements” beginning on page 36 of this 10-K.

The actual base salaries earned by all of our named executive officers in 2014, 2013 and 2012 are set forth in the “Summary Compensation Table.” Effective January 1, 2015 and in connection with his promotion to Chief Executive Officer, Mr. Homeister’s base salary was increased to $400,000. In February 2015, the Compensation Committee approved increases to the base salaries of Messrs. Geadelmann, Kinder, and Randazzo, to $212,000 each, on an annualized basis.

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

During 2012, Mr. Rucker was awarded an annual cash bonus in an amount sufficient to provide him with total actual after-tax bonus compensation equal to 3% of our net income, inclusive of the bonus compensation and associated tax adjustment payable to him, for the corresponding period. Our other named executive officers were awarded annual cash bonuses in an amount determined by our Chief Executive Officer and approved by the Board reflecting (i) our annual operating performance, (ii) our year-over-year operating growth, (iii) attainment of individual and corporate goals, and (iv) other discretionary factors deemed relevant.

In February 2013 and 2014, the Board and the Compensation Committee of the Board adopted specific performance targets and payout levels for each executive officer for the then-current fiscal year. Fiscal 2013 performance targets and payout levels for Mr. Homeister and fiscal 2014 performance targets and payouts for Mr. Geadelmann were determined upon commencement of employment with the Company. Mr. Rucker was eligible to earn target cash incentive compensation equal to 100% of his base salary and each of Messrs. Clayton, Kinder, Randazzo, Homeister and Geadelmann was eligible to earn target cash incentive compensation equal to 50% of their base salary, based on our Adjusted EBITDA for the year. The target incentive compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget. Each of Messrs. Rucker, Clayton, Kinder, Randazzo, Homeister and Geadelmann was entitled to receive a partial incentive payment if we achieved at least 85% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 115% of our budgeted Adjusted EBITDA and attained targeted sales goals. For the 2013 fiscal year, Mr. Homeister’s cash incentive arrangement was pro-rated for the partial year during which he was employed with the Company. For the 2014 fiscal year, Mr. Geadelmann’s cash incentive arrangement was pro-rated for the partial year during which he was employed with the Company.

The Compensation Committee reviews and certifies performance following the end of each fiscal year and may also consider discretionary factors when making awards. As a result of this review, for fiscal year 2013, the Compensation Committee approved incentive awards in the amount of $30,000 to each of Messrs. Homeister, Clayton, Kinder and Randazzo, partially based on the forgoing performance measures and partially based on discretion. The Compensation Committee did not approve any incentive awards based on the performance of the Company in fiscal year 2014.

The cash bonuses for which our named executive officers were eligible in 2014 are set forth in the “Grants of Plan Based Awards in Fiscal Year 2014” table. The actual cash bonuses earned by all of our named executive officers in 2014, 2013 and 2012 are set forth in the “2014 Summary Compensation Table.”

Effective January 1, 2015, Mr. Homeister is eligible to receive an annual cash bonus equal to 75% of his base salary, with possible payment of between 0% and 150% of such amount based on performance versus budgeted objectives as approved by the Board of Directors. In February 2015, the Compensation Committee determined to continue the same cash incentive award structure and performance measures as used in 2013 and 2014 for all executive officers other than Mr. Homeister, adjusted to reflect performance targets that correspond to the fiscal 2015 budget.

Equity and Equity-Linked Incentives.  Historically, in order to align the interests of our named executive officers with those of our stockholders, we granted certain of our employees and each of our named executive officers, other than Mr. Rucker, phantom equity units pursuant our Deferred Compensation Plan that were payable upon a change in control in cash based on the appreciation in the value of The Tile Shop’s Common Units. At all times from January 1, 2009 until the termination of our Deferred Compensation Plan in connection with the consummation of the Business Combination, Messrs. Kinder and Randazzo each held 300,000 phantom equity units of The Tile Shop. Effective immediately prior to the consummation of the Business Combination, we terminated our Deferred Compensation Plan. We made a lump-sum cash payment to each former holder of phantom equity units, including a $2,060,000 payment to each of Messrs. Kinder and Randazzo, on August 20, 2013, in full satisfaction of all phantom equity units previously held by such individuals.

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

In February 2014, we granted 50,000 non-qualified stock options to Chris R. Homeister and 55,000 non-qualified stock options to Timothy Clayton pursuant to the Omnibus plan, both of which are subject to time-based vesting over a five-year period. Mr. Clayton forfeited this option upon the termination of his employment in August 2014. Also in August 2014, we granted 100,000 non-qualified stock options to Kirk Geadelmann pursuant to the Omnibus Plan, which are subject to time-based vesting over a five-year period. The equity grants made to our named executive officers in 2014 are set forth in the “Grants of Plan Based Awards in Fiscal Year 2014” table and are discussed in the “Equity Grants” section of this item.

To date in 2015, we have granted options or issued an aggregate of 150,000 shares of the Company’s common stock to named executive officers under the Omnibus Plan. See the subsection below entitled “Equity Grants”. We do not have any securities ownership requirements for our named executive officers.

Retirement Savings.  All of our full-time employees, including our named executive officers, are eligible to participate in The Tile Shop 401(k) Retirement Plan. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was $17,500 in 2014 (or $23,000 for employees over 50), and to have the amount of this reduction contributed to the 401(k) plan. In 2014, 2013 and 2012, we made a matching contribution of $0.25 for every $1.00 that each applicable employee contributed to the 401(k) plan, up to a maximum of 5% of such employee’s salary. Each year, this matching contribution vests as to 20% of the aggregate matching contributions for such employee, such that all previous and future matching contributions will be vested after the employee has been employed by us for a period of five years.

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

Tax Considerations.  Our Board considers the potential effects of Section 162(m) of the Code on the compensation paid to our executive officers. Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1.0 million in any taxable year for the Chief Executive Officer and each of the next three most highly compensated executive officers (other than the Chief Financial Officer, if any), unless the compensation is “performance based” or based on another available exemption. Prior to being a publicly-held corporation, The Tile Shop’s board of managers did not take the deductibility limit imposed by Section 162(m) into consideration in setting compensation. The restricted stock granted to Mr. Rucker in August 2012 was not “performance based,” and the restricted stock granted to Mr. Homeister in October 2013 was not “performance based.” We expect that our Compensation Committee will, where reasonably practicable, seek to qualify the variable compensation paid to our executive officers for an exemption from the deductibility limitations of Section 162(m), including by awarding stock options that satisfy the “qualified performance-based compensation” exception by virtue of being approved by a qualifying compensation committee of two or more outside directors, being issued pursuant to an underlying plan that sets the maximum number of shares that can be granted to any person within a specified period and compensating recipients based solely on an increase in the stock price after the grant date (i.e., the exercise price or base price is greater than or equal to the fair market value of the stock subject to the award on the grant date). In approving the amount and form of compensation for our executive officers in the future, our Compensation Committee will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m). However, our Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Taxation of “Parachute” Payments and Deferred Compensation.  In 2012, we provided Mr. Rucker, with a “gross-up” or reimbursement payment in the amount of $844,225, respectively, for tax liability relating to the cash incentives he earned in that year. We have not provided any named executive officer with any “gross-ups” relating to tax liability that he or she might owe as a result of the application of Sections 280G, 4999 or 409A of the Code, and we have not agreed, nor are otherwise obligated, to provide any executive officer with any “gross-up” or other reimbursement in the future. Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change of control that exceeds certain prescribed limits, and that we, or a successor, may forfeit a deduction on the amounts subject to this additional tax. Section 409A of the Code also imposes additional significant taxes on the individual in the event that an executive officer, director, or other service provider received “deferred compensation” that does not meet the requirements of Section 409A of the Code.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.  Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our proxy statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Compensation Committee of the Board of Directors:

Todd Krasnow, Chairman

Peter J. Jacullo III

William E. Watts

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2012 through December 31, 2014 by each of the Named Executive Officers for each year in which each was a Named Executive Officer:

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Robert A. Rucker	2014	500,000		-	-	-		-	-		500,000
Chief Executive Officer(2)	2013	500,000		-	-	-		-	-		500,000
	2012	303,991		-	2,762,500	-		1,936,983	847,075	(3)	5,850,549

Chris Homeister (4)	2014	300,000		-	-	294,430		-	-		594,430
Chief Operating Officer	2013	75,000	(5)	-	1,447,000	2,740,180		30,000	-		4,292,180

Kirk Geadelmann (6)	2014	81,932	(7)	-	-	492,340		-	-		574,272
Chief Financial Officer

Joseph Kinder	2014	208,000		-	-	-		-	-		208,000
Senior Vice President - Operations	2013	200,000		-	-	-		30,000	-		230,000
	2012	192,970		112,660	-	1,654,383		-	-		1,960,013

Carl Randazzo	2014	208,000		-	-	-		-	-		208,000
Senior Vice President - Retail	2013	200,000		-	-	-		30,000	-		230,000
	2012	178,375		118,834	-	1,654,383		-	-		1,951,592

Tim Clayton	2014	145,600	(8)	-	-	421,773	(10)	-	8,500	(11)	575,873
Former Chief Financial Officer	2013	200,000		-	-	-		30,000	-		230,000
	2012	66,667	(9)	39,690	-	1,102,993		-	-		1,209,350

(1)

The value of stock awards and options in this table represent the fair value of such awards granted or modified during the fiscal year, as computed in accordance with FASB ASC 718. The assumptions used to determine the valuation of the awards are discussed in Note 10 to our consolidated financial statements, included herein.

(2)	Effective January 1, 2015, Mr. Rucker retired as the Company’s Chief Executive Officer.

(3)	Includes $844,225 in tax “gross-ups” related to Mr. Rucker’s non-equity incentive plan compensation and $2,850 in insurance premium payments made on behalf of Mr. Rucker.

(4)	Mr. Homeister was not a named executive officer in fiscal 2012. Effective January 1, 2015, Mr. Homeister serves as the Company’s Chief Executive Officer.

(5)	Includes pro rata base salary received by Mr. Homeister for services as Chief Operating Officer from October 1, 2013 through December 31, 2013.

(6)	Mr. Geadelmann was not a named executive officer in fiscal 2012 or fiscal 2013.

(7)	Includes pro rata base salary received by Mr. Geadelmann for services as Chief Financial Officer from August 12, 2014 through December 31, 2014.

(8)	Includes pro rata base salary received by Mr. Clayton for services as Chief Financial Officer from August 21, 2012 through December 31, 2012.

(9)	Includes pro rata base salary received by Mr. Clayton for services as Chief Financial Officer from January 1, 2014 through August 11, 2014 and as an employee of the Company through August 22, 2014.

(10)	Mr. Clayton forfeited all the options granted to him in fiscal year 2014 and 110,000 of the options granted to him in fiscal year 2012 upon the termination of his employment on August 22, 2014.

(11)	Includes $8,500 paid to Mr. Clayton upon his termination of employment reflecting unused paid time off.

Grants of Plan-Based Awards for Fiscal 2014

The following table sets forth certain information regarding grants of plan-based awards during the fiscal year ended December 31, 2014:

Name	Grant Date	Estimated possible payouts under non-equity incentive plan awards ($)(1)			All other option awards: Number of securities underlying options (#)		Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Chris Homeister	2/13/14	-	-	-	50,000	(2)	13.17	294,430
Tim Clayton	2/13/14	-	-	-	55,000	(3)	13.17	421,773
Kirk Geadelmann	8/12/14	-	-	-	100,000	(4)	10.93	492,340
Robert Rucker	N/A	25,000	500,000	1,000,000	-		-	-
Chris Homeister	N/A	7,500	150,000	300,000	-		-	-
Tim Clayton	N/A	5,200	104,000	208,000	-		-	-
Joseph Kinder	N/A	5,200	104,000	208,000	-		-	-
Carl Randazzo	N/A	5,200	104,000	208,000	-		-	-
Kirk Geadelmann	N/A	2,048	40,966	81,932	-		-	-

(1)

Performance bonus based on the Company’s achievement of adjusted EBITDA financial goals for fiscal 2014. Mr. Rucker was eligible to earn target cash incentive compensation equal to 100% of his base salary and each of Messrs. Clayton, Kinder, Randazzo, Homeister and Geadelmann were eligible to earn target cash incentive compensation equal to 50% of their base salary, based on our Adjusted EBITDA for the year. The target incentive compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget. Each of Messrs. Rucker, Clayton, Kinder, Randazzo, Homeister and Geadelmann was entitled to receive a partial incentive payment if we achieved at least 85% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 115% of our budgeted Adjusted EBITDA and attained targeted sales goals. Mr. Geadelmann’s cash incentive arrangement was pro-rated for the partial year during which he was employed with the Company.

(2)	Represents options to acquire shares of common stock. These options will vest and become exercisable in five equal annual installments beginning on February 13, 2015 based on continued service.

(3)

Represents options to acquire shares of common stock. These options were to vest and become exercisable in five equal annual installments beginning on February 13, 2015 based on continued service, however, Mr. Clayton forfeited these options upon his termination of employment.

(4)	Represents options to acquire shares of common stock. These options will vest and become exercisable in five equal annual installments beginning on August 12, 2015 based on continued service.

Offer Letter Agreements

In June 2012, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Rucker setting forth the terms and conditions of his employment effective upon consummation of the Business Combination. The offer letter agreement provides that Mr. Rucker is entitled to receive severance benefits if his employment is terminated by us without cause at any time or if he resigns with good reason, subject to execution of a full release in our favor. In such an event, Mr. Rucker would be entitled to continued payment of his base salary for twelve months and an additional payment in an amount equal to twelve times our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, Mr. Rucker would also be entitled to full vesting acceleration with respect to any unvested equity awards if he is not offered employment by the successor entity, or if he is terminated without cause or constructively terminated prior to the first anniversary of the change of control. Effective January 1, 2015, we amended Mr. Rucker’s offer letter in connection with his transition to the position of Advisor to the Chief Executive Officer and President, and Mr. Rucker is no longer eligible for any severance benefits.

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

In July 2012, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Clayton setting forth the terms and conditions of his employment, effective upon consummation of the Business Combination. Pursuant to the offer letter agreement, Mr. Clayton was entitled to receive severance benefits if his employment was terminated by us without cause at any time or if he resigned for good reason, subject to execution of a full release in our favor. In such an event, Mr. Clayton was entitled to continued payment of his base salary for six months and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, Mr. Clayton was also entitled to full vesting acceleration with respect to any unvested equity awards if he was not offered employment by the successor entity, or if he was terminated without cause or constructively terminated prior to the first anniversary of the change of control.

In June 2014, Mr. Clayton gave formal notice that he intended to resign from his employment with the Company and the Company accepted his resignation. As a result, we entered into an amendment of Mr. Clayton’s employment agreement to extend his employment through August 22, 2014. As part of this agreement, Mr. Clayton’s exercise period for stock options that were vested and unexpired as of his last day of employment was extended to December 31, 2015.

In October 2013, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Homeister setting forth the terms and conditions of his employment. Pursuant to the offer letter agreement, Mr. Homeister is entitled to receive severance benefits if his employment is terminated by us without cause at any time or if he resigns for good reason, subject to execution of a full release in our favor. In such an event, Mr. Homeister is entitled to continued payment of his base salary for six months and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, Mr. Homeister is also entitled to full vesting acceleration with respect to any unvested equity awards if he is not offered employment by the successor entity, or if he is terminated without cause or constructively terminated prior to the first anniversary of the change of control. Effective January 1, 2015, we amended Mr. Homeister’s offer letter agreement to reflect his new title of Chief Executive Officer and President and to memorialize certain compensation changes related to his promotion. All other terms of his offer letter agreement remain unchanged.

In June 2014, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Geadelmann setting forth the terms and conditions of his employment, Pursuant to the offer letter agreement, Mr. Geadelmann’s employment with the Company is at-will, and, upon a change in control, his unvested equity awards may be accelerated at the sole discretion of the Compensation Committee.

In connection with their offer letter agreements, each of Messrs. Rucker, Clayton, Geadelmann, Kinder, Randazzo, and Homeister agreed not to compete, directly or indirectly, with us or solicit any of our employees or business contacts during the term of his employment and for a period of two years (for Mr. Rucker), or one year (for all other named executive officers) thereafter. Notwithstanding the foregoing, we may, at our election, extend the term of the non-compete and non-solicit obligations to which Messrs. Kinder, and Randazzo are subject to for a period of two years following termination of employment, provided that we provide the applicable individual with continued payment of his base salary for twelve months (in lieu of six months) and an additional payment in an amount equal to twelve times (in lieu of six times) our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination.

Non-Equity Incentive Plan Compensation

In February 2014, the Board and the Compensation Committee of the Board adopted specific performance targets and payout levels for each executive officer for the then-current fiscal year. Performance targets and payout levels for Mr. Geadelmann were determined upon his appointment as Chief Financial Officer in August 2014. Mr. Rucker was eligible to earn target cash incentive compensation equal to 100% of his base salary and each of Messrs. Clayton, Kinder, Randazzo and Homeister and Geadelmann was eligible to earn target cash incentive compensation equal to 50% of their base salary, based on our Adjusted EBITDA for the year. The target incentive compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget. Each of Messrs. Rucker, Clayton, Kinder, Randazzo, Homeister and Geadelmann was entitled to receive a partial incentive payment if we achieved at least 85% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 115% of our budgeted Adjusted EBITDA and attained targeted sales goals. For the 2014 fiscal year, Mr. Geadelmann’s cash incentive arrangement was pro-rated for the partial year during which he was employed with the Company. The Compensation Committee did not approve any incentive awards based on the performance of the Company in fiscal year 2014.

Equity Grants

In February 2014, we granted Mr. Clayton non-qualified stock options in the amount of 55,000 shares of the Company’s common stock pursuant to the Omnibus Plan. The stock options were to be exercisable at 100% of the fair market value of the Company’s common stock on the date of grant, were to vest in three equal annual installments beginning on the first anniversary date of the date of grant and expire seven years from the date of the grant. Mr. Clayton forfeited these stock options upon his termination of employment in August 2014. Also in February 2014, Mr. Homeister received non-qualified stock options in the amount of 50,000 shares of the Company’s common stock pursuant to the Omnibus Plan. The stock options will be exercisable at 100% of the fair market value of the Company’s common stock on the date of grant, will vest in five equal annual installments beginning on the first anniversary date of the date of grant and expires seven years from the date of the grant.

In August 2014, in connection with his Offer letter Agreement, we granted Mr. Geadelmann non-qualified stock options in the amount of 100,000 shares of the Company’s common stock pursuant to the Omnibus Plan. The stock options will be exercisable at 100% of the fair market value of the Company’s common stock on the date of grant, will vest in five equal annual installments beginning on the first anniversary date of the date of grant and expires seven years from the date of the grant.

In January 2015, the Board also granted Mr. Homeister non-qualified stock options to purchase 150,000 shares of the Company’s common stock pursuant to the Company’s 2012 Omnibus Award Plan. The stock options are exercisable at 100% of the fair market value of the Company’s common stock on the effective date of grant, will vest in equal installments over a five year period beginning on January 1, 2016, and expires seven years from the date of the grant.

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

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2014

The following table sets forth certain information regarding outstanding equity awards held by the Named Executive Officers as of December 31, 2014:

		Option Awards								Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have not Vested ($)
Robert A. Rucker	8/21/2012	-		-		-		-	-	83,333	(1)	739,997
Chris Homeister	10/1/2013	50,000		150,000	(2)	-		28.94	10/1/23	-		-
Chris Homeister	10/1/2013	-		-		-		-	-	37,500	(3)	333,000
Chris Homeister	2/13/2014	-		50,000		-		13.17	2/13/21	-		-
Timothy Clayton	8/21/2012	110,000	(4)	-		-		10.00	12/31/15	-		-
Kirk Geadelmann	8/12/2014	-		100,000	(5)	-		10.93	8/12/21	-		-
Joseph Kinder	8/21/2012	137,500		110,000	(6)	82,500	(7)	10.00	8/21/22	-		-
Carl Randazzo	8/21/2012	137,500		110,000	(6)	82,500	(7)	10.00	8/21/22	-		-

(1)	These shares of restricted stock will become unrestricted as 83,333 shares of common stock on December 31, 2015.
(2)	These options become exercisable in three equal annual installments beginning on October 1, 2015.
(3)	These shares of restricted stock will become unrestricted in three equal annual installments beginning on October 1, 2015.
(4)	The exercise period for these options was extended to December 31, 2015 in connection with Mr. Clayton’s termination of employment.
(5)	These options become exercisable in five equal annual installments beginning on August 12, 2015.
(6)	These options become exercisable in two equal annual installments beginning on August 21, 2015.
(7)	These options become exercisable in two equal annual installments beginning on August 21, 2015 provided that the Company meets or exceeds certain annual stock price increase targets.

Option Exercises and Stock Vested for Fiscal 2014

None of the named executive officers exercised options during the fiscal year ended December 31, 2014. The following executive officers had restricted common stock vest during the fiscal year ended December 31, 2014.

	Stock Awards
Name	Number of Shares Acquired	Value Realized on Vesting ($)
Robert Rucker	83,333	739,997
Chris Homeister	12,500	118,250

Pension Benefits

The Company did not sponsor any defined benefit pension or other actuarial plan for its named executive officers during the year ended December 31, 2014.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was paid to or earned by the named executive officers during the fiscal year ended December 31, 2014.

Potential Payments Upon Termination or Change in Control

As discussed above in connection with each named executive officer’s offer letter agreement, named executive officer, with the exception of Mr. Geadelmann, may be eligible to receive severance benefits in the event that his employment is terminated by the Company without cause or by the named executive officer for good reason. Additionally, each named executive officer, with the exception of Mr. Geadelmann, is entitled to full vesting of any outstanding equity awards in the event of a change of control, if the individual is terminated without cause or is otherwise constructively terminated prior to the first anniversary of the change of control. Upon a change of control, Mr. Geadelmann’s unvested equity awards may be accelerated at the sole discretion of the Compensation Committee.

The amounts payable to each of the named executive officers (NEO), assuming that each individual's employment had terminated on December 31, 2014, under each scenario, are as follows:

Name	In Connection with a Change in Control ($) (1)		By Company Not for Cause ($) (2)	By NEO for Good Reason ($) (2)
Robert A. Rucker	1,431,065		510,236	510,236
Kirk Geadelmann	-	(3)	-	-
Chris Homeister	3,589,933		155,118	155,118
Joseph Kinder	1,090,318		109,118	109,118
Carl Randazzo	1,085,200		104,000	104,000
Timothy Clayton(4)	-		-	-

(1)

Represents lapse of the risks of forfeiture on all outstanding shares of restricted stock, in the case of Mr. Rucker and Mr. Homeister, and full vesting of all outstanding options to purchase common stock, in the case of the other named executive officers.

(2)

Represents payments of one year of base salary and company-contributed health-insurance costs, in the case of Mr. Rucker, and six months of base salary and company-contributed health insurance costs, in the case of the other named executive officers, with the exception of Mr. Randazzo who does not participate in company-sponsored health insurance.

(3)	In the event of a change in control, Mr. Geadelmann’s unvested equity awards may be accelerated at the sole discretion of the Compensation Committee.
(4)	Mr. Clayton’s employment with the Company terminated on August 21, 2014, at which time he received payment for all unused paid time off ($8,500).

DIRECTOR COMPENSATION

Each of our non-employee directors receives an annual fee of $100,000 and the chairperson of our Board receives an additional annual fee of $150,000, which annual period runs based on the anniversary date of the Business Combination. Messrs. Jacullo and Suttin agreed to forego all compensation during fiscal year 2013 and, on January 2, 2014, received 3,832 shares of restricted stock representing pro-rata compensation for the period from January 1, 2014 through August 20, 2014. The risks of forfeiture for these shares of restricted stock lapsed on August 21, 2014. In August 2013, Mr. Kamin had elected to receive his compensation for the period from August 21, 2013 through August 20, 2014 as one-half restricted stock and one-half cash compensation, payable quarterly. During the period from January 1, 2014 through August 20, 2014, Mr. Kamin received two quarterly payments of such cash compensation.

On August 21, 2014, Messrs. Kamin, Krasnow, Jacullo, Suttin, and Watts elected to receive compensation fully in the form of restricted common stock granted pursuant to the Omnibus Plan upon the anniversary of consummation of the Business Combination. The number of shares of our restricted common stock granted were equal to the quotient obtained by dividing (1) the amount of the annual fee payable to such non-employee director in the form of restricted stock, as set forth above, by (ii) the average closing price on NASDAQ of our common stock over 30 trading days immediately preceding the date of grant. Messrs. Kamin, Krasnow, Jacullo, and Suttin each received 9,270 shares of restricted stock. Messr. Watts received 23,176 shares of restricted stock. The risks of forfeiture for the restricted stock grants will lapse on August 21, 2015, contingent upon the applicable non-employee director’s continued service on our Board. If any restricted stock remains for which the risks of forfeiture have not lapsed at the time of a non-employee director’s termination of service on the Board, the Company has the option to purchase such shares of restricted stock at a price set forth in the agreements governing such restricted stock.

Upon his election to the Board on September 22, 2014, Mr. Cook elected to receive compensation fully in the form of restricted common stock granted pursuant to the Omnibus Plan upon anniversary of consummation of the Business Combination. Mr. Cook received 8,146 shares of restricted stock as director compensation in accordance with the above-described terms pro-rated to reflect his period of service on the Board. The risks of forfeiture for this restricted stock grant will lapse on August 21, 2015, contingent upon Mr. Cook’s continued service on our Board.

Director Compensation Table for Fiscal 2014

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)(2)	Total ($)
Christopher T. Cook	-		83,252	83,252
Peter H. Kamin	25,000	(3)	105,771	130,771
Todd Krasnow	-		105,771	105,771
Peter J. Jacullo III	-		173,980	173,980
Adam L. Suttin	-		173,980	173,980
William E. Watts	-		264,438	264,438

(1)

The table reflects the grant date fair value of the sole award to each director this year, as discussed in the narrative above, except for Messrs. Suttin and Jacullo, for whom the grant date fair value of the award made of January 2, 2014, was $17.80 and the grant date fair value of the award made on August 21, 2014 was $11.41.

(2)

The aggregate number of shares of restricted stock held by each of the directors listed in the table above as of December 31, 2014 was as follows: Mr. Kamin, Krasnow, Jacullo, and Suttin 9,270 shares each, respectively, Mr. Cook 8,146 shares, and Mr. Watts 23,176 shares. These shares of restricted stock were granted to the directors on August 21, 2014, except for Mr. Cook’s grant, which was granted on September 22, 2014. The risks of forfeiture will lapse in full on August 21, 2015.

(3)	Represents two quarterly payments of $12,500 paid to Mr. Kamin in fiscal year 2014 due to his election to receive one-half of his compensation for the period from August 21, 2013 to August 21, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 20, 2015, information regarding beneficial ownership of our common stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock; each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Common stock subject to options currently exercisable or exercisable within 60 days of February 20, 2015 are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group in which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

We have based our calculation of the percentage of beneficial ownership based on 51,315,047 shares of our common stock outstanding on February 20, 2015.

Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota, 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Nabron International , Inc.(1)	10,525,537	20.5%
Tile Shop, Inc.(2)	6,274,250	12.2%
JWTS, Inc.(3)	4,441,180	8.7%
Tremblant Capital Group(4)	4,924,632	9.6%
Franklin Resources, Inc.(5)	4,121,872	8.0%
Executive Officers and Directors:
Robert A. Rucker (2) (6)	6,524,250	12.7%
Timothy Clayton(7)	110,000	*
Kirk Geadelmann	-	*
Joseph Kinder(8)	137,500	*
Carl Randazzo(9)	137,500	*
Chris Homeister(10)	110,000	*
Peter J. Jacullo III(3)(11)	4,620,620	9.0%
Peter H. Kamin(12)	1,250,675	2.4%
Todd Krasnow(13)	205,056	*
Adam L. Suttin(14)	546,448	1.1%
William E. Watts(15)	279,814	*
Christopher T. Cook(16)	68,146	*
All Executive Officers and Directors as a Group (12 persons)	13,925,842	26.9%

* Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1) Based upon a Form 4 filed with the SEC on September 11, 2014 by Nabron International, Inc., a Bahamas company (“Nabron”), Raymond Long Sing Tang (“Tang”), Lars Soren Sorensen (“Sorensen”), and Louise Mary Garbarino (“Garbarino”). Tang, Sorensen, and Garbarino are directors of Nabron and may be deemed to have shared voting and investment power over the securities held by Nabron. The business address of Nabron is 2nd Floor, Le Prince de Galles, 3-5 Avenue des Citronniers, MC98000 Monaco.

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

(4) Based upon a Schedule 13G/A filed with the SEC on February 17, 2015 by Tremblant Capital Group (“Tremblant”), which has sole voting and investment power over the securities owned by it. The business address of Tremblant is 767 Fifth Ave, New York, New York, 10153.

(5) Based upon Schedule 13G filed with the SEC on February 10, 2015 by Franklin Resources, Inc. (“FRI”), Charles B. Johnson, Rupert H. Johnson, and Franklin Advisers, Inc. FRI delegates investment management authority over and voting rights with respect to certain of its beneficially owned securities to certain of its Investment Management Subsidiaries pursuant to investment management contracts. When FRI delegates such voting rights, FRI treats the Investment Management Subsidiary as having sole investment discretion or voting authority, as the case may be, unless the agreement specifies otherwise. Accordingly, each Investment Management Subsidiary reports on Schedule 13G that it has sole investment discretion and voting authority over the securities covered by any such investment management agreement, unless otherwise noted in the Schedule 13G. As a result, for purposes of Rule 13d-3 under the Act, the Investment Management Subsidiaries listed in the Schedule 13G may be deemed to be the beneficial owners of the securities reported in the Schedule 13G. The business address of FRI is One Franklin Parkway, San Mateo, CA 94403-1906.

(6) Includes 83,333 shares of restricted common stock held by Mr. Rucker that are subject to a repurchase option held by the Company.

(7) Represents options to purchase 110,000 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 20, 2015.

(8) Represents options to purchase 137,500 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 20, 2015.

(9) Represents options to purchase 137,500 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 20, 2015.

(10) Includes 37,500 shares of restricted common stock held by Chris R. Homeister and options to purchase 60,000 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 20, 2015.

(11) Includes 9,270 shares of restricted common stock held by Peter J. Jacullo III and 551 shares of common stock held by Mr. Jacullo’s son. Mr. Jacullo disclaims beneficial ownership of the shares of common stock held by his son, except to the extent of his pecuniary interest therein.

(12) Includes 9,270 shares of restricted common stock held by Peter H. Kamin, 379,059 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003 (“2003 Trust”), 218,335 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997 (“1997 Trust”), 135,361 shares of common stock held by the Peter H. Kamin GST Trust (“GST”), 160,723 shares of common stock held by 3K Limited Partnership (“3K” and, together with Mr. Kamin, 2003 Trust, 1997 Trust, GST, and 3K, the “Kamin Entities”), and 100 shares of common stock held by Mr. Kamin’s son. Mr. Kamin is the sole trustee of the 2003 Trust, the sole trustee of the 1997 Trust, a trustee of GST, and sole general partner of 3K and may be deemed to have sole voting and investment power over the securities held by these entities. Mr. Kamin disclaims beneficial ownership of the shares of common stock held by his son, except to the extent of his pecuniary interest therein.

(13) Includes 9,270 shares of restricted common stock held by Todd Krasnow, 2,600 shares of common stock held by Todd Krasnow’s spouse and 10,000 shares of common stock held by Hobart Road Charitable Remainder Trust (“Hobart Road”), 5,000 shares of common stock held by the Todd and Deborah Krasnow Charitable Remainder CRUT (“CRUT”) and 15,000 shares of common stock held by Todd and Deborah Krasnow Foundation (“Foundation”). Mr. Krasnow is a trustee of each of Hobart Road, the CRUT and the Foundation and may be deemed to have sole voting and investment power over the securities held by these entities. Mr. Krasnow disclaims beneficial ownership of the shares of common stock held by his spouse and his son, except to the extent of his pecuniary interest therein.

(14) Includes 9,270 shares of restricted common stock held by Adam Suttin and 33,689 shares of common stock held by the Adam L. Suttin Irrevocable Family Trust. Mr. Suttin’s spouse is the trustee of the trust and Mr. Suttin disclaims beneficial ownership of the shares of common stock held by the trust, except to the extent of his pecuniary interest therein.

(15) Includes 23,176 shares of restricted common stock held by William E. Watts.

(16) Includes 8,146 shares of restricted common stock held by Christopher T. Cook.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents our equity compensation plan information as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	2,471,000	13.27	2,093,704
Equity compensation plans not approved by stockholders	-	-	-
TOTAL	2,471,000	13.27	2,093,704

(1)	Represents shares of common stock to be issued upon exercise of currently outstanding options to purchase common stock granted pursuant to our Omnibus Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under the rules and regulations of the Nasdaq Stock Market, independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that Messrs. Cook, Jacullo, Kamin, Krasnow, Suttin, and Watts, representing six of our seven directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors will be “independent” as that term is defined under the applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and the listing requirements and rules of Nasdaq.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of our 2014 fiscal year, there have been no transactions, or series of transactions to which we were a participant or will be a participant, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers, holders of more than 5% of our common stock or any member of their immediate family, as defined in Item 404 of Item S-K of the 1934 Act and interpreted by the SEC in related guidance (collectively, the “Related Persons”) had or will have a direct or indirect material interest.

Compensation arrangements with our named executive officers and directors are described elsewhere in this Annual Report on Form 10-K. There are no family relationships among any of our directors or executive officers. From time to time, the Company employs related persons and other family members of its officers and directors. Consistent with the policy described below, all such employment arrangements involving amounts exceeding $50,000 are reviewed by the Audit Committee. The Company may also sell products to related persons and related persons may purchase products or services from Company vendors for individual use. If such arrangements fall within the terms of the policy described below, they will also be reviewed by the Audit Committee.

Policies and Procedures for Related Person Transactions

Effective upon consummation of the Business Combination, our board of directors adopted a written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions. This policy is administered by our audit committee and covers any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which we were or are to be a participant, the amount involved exceeds $50,000 and a related person had or will have a direct or indirect material interest. While the policy covers related person transactions in which the amount involved exceeds $50,000, the policy states that related person transactions in which the amount involved exceeds $120,000 are required to be disclosed in applicable filings as required by the Securities Act, Exchange Act, and related rules. Our board of directors determined to set the threshold for approval of related person transactions in the policy at an amount lower than that which is required to be disclosed under the Securities Act, Exchange Act, and related rules because we believe that it is appropriate for our audit committee to review transactions or potential transactions in which the amount involved exceeds $50,000, as opposed to $120,000. Pursuant to this policy, our audit committee will (i) review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, and (ii) take into account the conflicts of interest and corporate opportunity provisions of our code of business conduct and ethics. Each director, director nominee and executive officer of will present to our audit committee each proposed related person transaction to which such director, director nominee or executive officer is a party, including all relevant facts and circumstances relating thereto, and will update the audit committee as to any material changes to any related person transaction. All related person transactions may only be consummated if our audit committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Related party transactions do not include: (i) the payment of compensation by the company to an executive officer or director of the company ; (ii) indebtedness due from a related person for transactions in the ordinary course of business; (iii) a transaction in which the interest of the related person arises solely from ownership of a class of securities of the Company where all holders of that class of securities receive the same benefit, on a pro-rata basis, from the transaction; or (iv) a transaction in which the rates or charges involved are determined by competitive bids. Additionally, certain types of transactions have been pre-approved by our audit committee under the policy as not involving a material interest. These pre-approved transactions include transactions in the ordinary course of business where the related party’s interest arises only: (a) from his or her position as a director of another entity that is party to the transaction, (b) from an equity interest of less than 5% in another entity that is party to the transaction, or (c) from a limited partnership interest of less than 5%, subject to certain limitations. No director will be permitted to participate in the approval of a related person transaction for which he or she is a related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Ernst & Young, LLP in fiscal year 2014 and 2013:

	2014	2013
Audit Fees(1)	$600,000	$435,000
Audit-Related Fees(2)	—	34,600
Tax Fees(3)	—	5,132
All Other Fees(4)	—	—
	$600,000	$474,732

(1)	Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements.
(2)	Audit-Related Fees includes fees for services rendered in connection with the filing of registration statements with the SEC, and the issuance of accountant consents and comfort letters.
(3)	Tax Fees consist of fees billed in the indicated year for professional services with respect to tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees billed in the indicated year for other permissible work that is not included within the above category descriptions.

PRE-APPROVAL POLICIES AND PROCEDURES

Pursuant to its written charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent auditors. Notwithstanding the foregoing, separate Audit Committee pre-approval shall not be required (a) if the engagement for services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent auditor (the “Pre-Approval Policy”) as to matters within the scope of the Pre-Approval Policy or (b) for de minimus non-audit services that are approved in accordance with applicable SEC rules. The Audit Committee has determined that the rendering of the services other than audit services by its principal accountant is compatible with maintaining the principal accountant’s independence. For fiscal 2014, all audit and non-audit services performed by our independent auditors were pre-approved in accordance with such pre-approval policies.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     Documents filed as part of report

1.      Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Annual Report on Form 10-K:

		Page #
(i)	Reports of Independent Registered Public Accounting Firms	46
(ii)	Consolidated Balance Sheets for the years ended December 31, 2014 and 2013	49
(iii)	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	50
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012	51
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	52
(vi)	Notes to Consolidated Financial Statements	53

2.      Exhibits.

See “Exhibit Index” immediately following the signature page of this Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tile Shop Holdings, Inc. and Subsidiaries

Plymouth, MN

We have audited the accompanying consolidated balance sheets of Tile Shop Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tile Shop Holdings, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tile Shop Holdings, Inc. and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tile Shop Holdings, Inc. and Subsidiaries

Plymouth, Minnesota

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of Tile Shop Holdings, Inc. and Subsidiaries (formerly known as The Tile Shop, LLC and Subsidiary) (the "Company") for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 18, 2013 (February 28, 2014 as to the effects of the related party transactions disclosed in Note 8 and February 27, 2015 as to the effects of the immaterial errors disclosed in Note 2)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tile Shop Holdings, Inc. and Subsidiaries

We have audited Tile Shop Holdings, Inc. and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tile Shop Holdings, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified and included in its assessment, a material weakness associated with the aggregation of deficiencies in its internal controls involving the selection and deployment of general control activities over technology related to change management and user access controls. Management also identified deficiencies in controls that address the completeness and accuracy of data used in the performance of other control activities. In addition, management identified deficiencies related to the design and operation of control activities that mitigate identified risks, including compliance with established accounting policies. Specifically, management failed to establish control activities to ensure the useful lives assigned to leasehold improvements and other fixtures did not exceed the lease term at store and corporate headquarter locations. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tile Shop Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated February 27, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Tile Shop Holdings Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 27, 2015

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$5,759	$1,761
Restricted cash	219	985
Trade receivables, net	1,712	1,198
Inventories	68,857	67,756
Prepaid inventory	345	4,311
Income tax receivable	4,937	9,528
Deferred tax assets - current	3,913	3,588
Other current assets, net	2,791	2,577
Total Current Assets	88,533	91,704
Property, plant and equipment, net	139,294	123,289
Deferred tax assets	22,676	24,192
Other assets, net	1,687	2,457
Total Assets	$252,190	$241,642

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,759	$22,867
Current portion of long-term debt	3,595	3,590
Other accrued liabilities	14,798	13,528
Total Current Liabilities	32,152	39,985
Long-term debt, net	88,525	91,646
Capital lease obligation, net	890	1,161
Deferred rent	33,163	25,800
Other long-term liabilities	3,765	4,554
Total Liabilities	158,495	163,146

Stockholders’ equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,314,005 and 51,229,720 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	174,371	169,719
Accumulated deficit	(80,681)	(91,228)
Total stockholders’ equity	93,695	78,496
Total Liabilities and Stockholders' Equity	$252,190	$241,642

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share data)

	2014	2013	2012
Net sales	$257,192	$229,564	$182,650
Cost of sales	78,300	68,755	49,626
Gross profit	178,892	160,809	133,024
Selling, general and administrative expenses	157,316	127,731	94,716
Deferred compensation expense	-	-	3,897
Income from operations	21,576	33,078	34,411
Interest expense	3,141	2,581	1,252
Change in fair value of warrants	-	54,219	82,063
Other income (expense)	(506)	4	15
Income (loss) before income taxes	17,929	(23,718)	(48,889)
(Provision for) benefit from income taxes	(7,382)	(11,942)	2,002
Net (loss) income	$10,547	$(35,660)	$(46,887)

(Loss) income per common share:
Basic	$0.21	$(0.72)	$(1.31)
Diluted	0.21	(0.72)	(1.31)

Weighted average shares outstanding:
Basic	51,015,354	49,600,396	35,837,609
Diluted	51,029,790	49,600,396	35,837,609

Pro forma computation related to conversion to C Corporation for income tax purposes (unaudited)
Historical loss before income taxes	$-	$-	$(48,889)
Pro forma provision for income taxes	-	-	(13,270)
Pro forma net (loss) income	$-	$-	$(62,159)

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in- capital	Treasury units	Retained earnings (deficit)	Total
Balance at December 31, 2011	32,000,000	$3	$8,175	$(261)	$65,863	$73,780
Merger of JWC Acquisition Corp	10,534,884	1	(13,909)	-	-	(13,908)
Issuance of promissory note	-	-	(17,282)	-	(52,489)	(69,771)
Distributions to members of Tile Shop LLC	-	-	-	-	(22,055)	(22,055)
Cancellation of treasury units	-	-	(261)	261	-	-
Issuance of restricted shares	295,000	-	-	-	-	-
Exercise of warrants	347,938	-	5,569	-	-	5,569
Stock based compensation	-	-	1,953	-	-	1,953
Expenses for business combination	-	-	(2,490)	-	-	(2,490)
Deferred income taxes	-	-	27,679	-	-	27,679
Net loss	-	-	-	-	(46,887)	(46,887)
Balance at December 31, 2012	43,177,822	4	9,434	-	(55,568)	(46,130)
Exercise of warrants	7,166,381	1	82,413	-	-	82,414
Repurchase of warrants	-	-	(30,108)	-	-	(30,108)
Non-cash exercise of warrants	2,790,061	-	(1)	-	-	(1)
Reclass warrant liability to equity	-	-	149,865	-	-	149,865
Common stock repurchase	(1,986,290)	-	(46,000)	-	-	(46,000)
Issuance of restricted shares	64,230	-	-	-	-	-
Stock based compensation	-	-	4,680	-	-	4,680
Stock option exercises	17,516	-	100	-	-	100
Adjustment to merger consideration	-	-	(1,102)	-	-	(1,102)
Deferred income taxes	-	-	438	-	-	438
Net loss	-	-	-	-	(35,660)	(35,660)
Balance at December 31, 2013	51,229,720	5	169,719	-	(91,228)	78,496
Issuance of restricted shares	76,066	-	-	-	-	-
Stock based compensation	-	-	4,617	-	-	4,617
Stock option exercises	8,219	-	35	-	-	35
Deferred income taxes	-	-	-	-	-	-
Net income	-	-	-	-	10,547	10,547
Balance at December 31, 2014	51,314,005	$5	$174,371	$-	$(80,681)	$93,695

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements Cash Flows

For the years ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$10,547	$(35,660)	$(46,887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	210	148	19
Depreciation	19,925	14,316	10,530
Loss on disposals of property, plant and equipment	633	101	23
Change in fair value of warrants	-	54,219	82,063
Deferred rent	7,364	6,977	2,999
Stock based compensation	4,617	4,680	1,381
Deferred compensation expense	-	-	3,897
Deferred income taxes	1,190	3,788	(2,550)
Changes in operating assets and liabilities:
Trade receivables	(514)	(189)	(270)
Inventories	(1,101)	(20,866)	(280)
Prepaid expenses and other current assets	3,675	2,173	(4,693)
Accounts payable	(5,174)	2,013	1,121
Income tax receivable/ payable	4,591	(6,999)	(2,529)
Payment of deferred compensation	-	(6,171)	-
Accrued expenses and other liabilities	1,238	2,681	2,398
Net cash provided by operating activities	47,201	21,211	47,222

Cash Flows From Investing Activities
Proceeds from cash surrender value of life insurance policy	687	-	-
Change in value of life insurance policy	(10)	(86)	(11)
Purchases of property, plant and equipment	(41,229)	(52,869)	(29,053)
Net cash used in investing activities	(40,552)	(52,955)	(29,064)

Cash Flows From Financing Activities
Release of restricted cash	766	2,471	-
Payments on promissory notes	-	-	(69,771)
Payments of long-term debt and capital lease obligations	(26,412)	(3,714)	(2,628)
Advances on line of credit	23,000	25,566	72,600
Distributions to members of Tile Shop LLC	-	-	(26,306)
Repurchase of warrants	-	(30,108)	-
Repurchase of common units	-	(46,000)	-
Proceeds from exercise of warrants	-	82,413	4,001
Proceeds from exercise of stock options	35	100	-
Cash received in merger with JWC Acquisition Corp	-	-	62,904
Proceeds from issuance of common shares to JWC Acquisition Corp's shareholders	-	-	15,000
Payment to members of Tile Shop LLC for contribution	-	-	(75,000)
Expenses for business combination	-	-	(2,463)
Payment towards special cash distribution units	-	-	(300)
Receipt on note from member	-	-	1,205
Debt issuance costs	-	(300)	(594)
Security deposits	(40)	90	(102)
Net cash provided by (used in) financing activities	(2,651)	30,518	(21,454)

Net change in cash	3,998	(1,226)	(3,296)

Cash and cash equivalents beginning of period	1,761	2,987	6,283
Cash and cash equivalents end of period	$5,759	$1,761	$2,987

Supplemental disclosure of cash flow information

	2014	2013	2012
Cash paid for interest	$3,146	$2,521	$349
Cash paid for income taxes	$2,792	$15,006	$195
Increase (decrease) in fixed assets through accounts payable	$(3,934)	$4,783	$1,516

See accompanying Notes to Consolidated Financial Statements

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Nature of Business:

The Tile Shop was founded in 1985. The Company offers a wide selection of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in retail locations across the United States. The Company’s assortment includes over 4,000 products from around the world that consist of ceramic, porcelain, glass, and metal tiles. The Company also sells natural stone products including marble, granite, quartz, sandstone, travertine, slate, and onyx tiles. The majority of the tile products are sold under our proprietary Rush River and Fired Earth brands. The Company purchases the tile products, accessories and tools directly from its network of vendors. The Company also manufactures its own setting and maintenance materials, such as thinset, grout, and sealers under the Superior brand name. As of December 31, 2014, the Company operated 107 stores in 31 states, with an average size of 22,200 square feet. The Company also sells products on its website.

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

Basis of Presentation:

The consolidated financial statements of Holdings include the accounts of its wholly owned subsidiaries, and variable interest entities. See Note 12, “New Market Tax Credit” (NMTC) for the discussion of financing arrangements involving certain entities that are variable interest entities that are included in our consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates:

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amount of assets and liabilities reported on the Company's balance sheets and the amounts of income and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition and related reserves for sales returns, useful lives of property, plant and equipment, determining impairment on long-lived assets, valuation of inventory, determining liabilities associated with self-insured health and workers compensation risks, determining compensation expense on stock based compensation plans and accruals for incentive compensation. Actual results may differ from these estimates.

Reclassification:

Certain amounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation.

Cash and Cash Equivalents:

The Company had cash and cash equivalents of $5.8 million and $1.8 million at December 31, 2014, and 2013, respectively. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settle, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $1.9 million at December 31, 2014.

Trade Receivables:

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts on a specific identification basis as well as by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $69,500 and $74,500 as of December 31, 2014 and 2013, respectively. The Company does not accrue interest on accounts receivable.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Inventories:

Inventories are stated at the lower of cost (determined using the weighted average cost method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following at December 31, 2014 and 2013:

	(in thousands)
	2014	2013
Finished goods	$58,323	$62,690
Raw materials	2,356	1,370
Finished goods in transit	8,178	3,696
Total	$68,857	$67,756

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable.

Income Taxes:

As a result of the Business Combination, beginning August 21, 2012, the Company’s results of operations are taxed as a C Corporation. Prior to the Business Combination, The Tile Shop’s operations were taxed as a limited liability company, whereby The Tile Shop elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for federal income taxes has been provided in the accompanying consolidated financial statements for periods prior to August 21, 2012. The provision recorded prior to August 21, 2012 represents income taxes primarily payable by The Tile Shop due to minimum fees in several states and income tax in the state of Michigan.

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

In accordance with ASC 740-10, the Company records interest and penalties relating to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, the Company has not recognized any liabilities for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions.

Revenue Recognition:

The Company recognizes sales at the time that the customer takes possession of the merchandise or when final delivery of the product has occurred. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. The Company is required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Sales and other taxes are recorded in the consolidated balance sheets but excluded from the consolidated statements of operations. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical returns. The process to establish a sales return reserve contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future sales returns and exchanges. The customer may receive a refund or exchange the original product for a replacement of equal or similar quality for a period of six months from the time of original purchase. Products received back under this policy are reconditioned pursuant to state laws and resold.

The Company generally requires customers to pay a deposit when purchasing inventory that is not regularly carried at the store location, or not currently in stock. These deposits are included in other accrued liabilities until the customer takes possession of the merchandise.

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Goods Sold
● Cost of product sold;
● Freight expenses to bring products into our distribution centers;
● Custom and duty expenses;
● Customer shipping and handling expenses;
● Physical inventory losses;
● Labor costs incurred at distribution centers in connection with the receiving process;
● Labor and overhead costs incurred to manufacture inventory

SG&A
● All other payroll and benefit costs for retail, corporate and distribution employees;
● Occupancy, utilities and maintenance costs of retail and corporate facilities;
● Freight expenses to move inventory from our distribution centers to our stores;
● Depreciation and amortization;
● Advertising costs

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Based Compensation:

The Company records compensation expense associated with stock options and restricted stock awards in accordance with FASB ASC 718. The Company may issue incentive awards in the form of stock options, restricted stock awards and other equity awards to employees and non-employee directors. The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Compensation cost is recognized ratably over the requisite service period of the entire related stock-based compensation award.

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

Advertising Costs:

Advertising costs are charged to expense as incurred. Advertising costs were $5.7 million, $6.2 million and $2.9 million, for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. Magazine advertisements, internet advertisements, media broadcasts and billboard advertising made up the majority of our advertising costs in all three years.

Pre-opening costs:

Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs and promotional costs. The company expenses pre-opening costs as incurred which are recorded in selling, general and administrative expenses. During the years ended December 31, 2014, 2013 and 2012, the Company reported pre-opening costs of $1.5 million, $2.4 million and $1.0 million, respectively.

Property, Plant and Equipment:

Property, plant equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repairs and maintenance costs are charged to operations when incurred. Property, plant and equipment is depreciated or amortized using the straight-line method over estimated useful lives. Assets purchased under a capital lease are amortized using the straight-line method over the shorter of the lease term (including renewal terms) or the estimated useful life of the asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including renewal terms) or the estimated useful life of the asset. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is included in other income and expense.

Asset life (in years)
Buildings and building improvements	40
Leasehold improvements	8 - 26
Furniture and fixtures	2 - 7
Machinery and equipment	5 - 10
Computer equipment and software	3 - 7
Vehicles	5

Internal Use Software:

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. As of December 31, 2014, $1.7 million was included in computer equipment and software. As of December 31, 2013, $0.6 million was included in construction in progress. The costs are amortized over estimated useful lives of three years. There was $0.3 million, $0 and $0 amortization expense related to capitalized software during the years ended December 31, 2014, 2013 and 2012, respectively.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Leases:

The Company leases its store and corporate headquarters locations. Assets held under capital leases are included in property and equipment. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. Tenant improvement allowances are amounts received from a lessor for improvements to leased properties and are amortized against rent expense over the life of the respective leases. At lease inception, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Rent expense is included in SG&A expenses. Certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These expenses are also classified in SG&A expenses.

Self-Insurance:

The Company is self-insured for certain employee health benefit claims and workers compensation. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, and economic conditions. As of December 31, 2014 and 2013, an accrual of $0.3 million and $0.1 million related to estimated employee health benefit claims was included in other current liabilities, respectively. As of December 31, 2014, an accrual of $0.4 million related to estimated workers compensation claims was included in other current liabilities. The Company was not self-insured for workers compensation for the year ended December 31, 2013.

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

Note 2: Restatement of Prior Period Financial Statements

During 2014, the Company identified an error related to the depreciation of leasehold improvements, fixtures, and other store assets that were assigned a useful life exceeding the related store’s lease term. In addition, the Company also corrected errors in the calculation of deferred rent.

The Company assessed the materiality of the accumulated depreciation and deferred rent errors on its financial statements for the year ended December 31, 2014 in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the impact of such adjustments would have been material to its financial statements. The Company also concluded that, had the errors been corrected within its financial statements for the years December 31, 2012 and December 31, 2013 the impact of such adjustments would not have been material to that period. Accordingly, the December 31, 2013 balance sheet and the statement of stockholders’ equity (deficit) were revised to correct these errors.

The impact of the errors on the December 31, 2013 balance sheet is as follows:

	December 31, 2013
	Previously Reported	Adjustments	As Revised
Property, plant, and equipment, net	$125,317	$(2,028)	$123,289
Deferred tax assets	23,291	901	24,192
Total assets	242,769	(1,127)	241,642
Deferred rent	25,560	240	25,800
Total liabilities	162,906	240	163,146
Accumulated deficit	(89,861)	(1,367)	(91,228)
Total stockholders' equity	79,863	(1,367)	78,496
Total liabilities and stockholders' equity	242,769	(1,127)	241,642

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The impact of these errors on the consolidated statement of stockholders’ equity (deficit) for the year beginning December 31, 2011 and ending, December 31, 2012, and December 31, 2013 is as follows:

Changes to retained earnings (deficit)	Previously Reported	Adjustments	As Revised
Balance at December 31, 2011	$67,230	$(1,367)	$65,863
Balance at December 31, 2012	(54,201)	(1,367)	(55,568)
Balance at December 31, 2013	(89,861)	(1,367)	(91,228)

The consolidated statements of operations for 2013 and 2012 have not been adjusted as the impact of the correction of the error is not material to these financial statements. The impact on net income was less than $0.2 million, or less than 0.6% of the consolidated net loss for each of the years ending December 31, 2013 and December 31, 2012.

In considering whether the Company should amend its previously filed Form 10-K for 2012 and 2013, the Company’s evaluation of SAB No. 99 considered that the aggregate impact of the accumulated depreciation and deferred rent adjustments was not material to the Company’s pretax earnings, and would not have resulted in a change in reported earnings per share, has no impact on operating cash flows, and had an insignificant impact on the balance sheets. In aggregate, the Company does not believe it is probable that the views of a reasonable investor would have changed by the correction of these items in the 2013 or 2012 Consolidated Financial Statements of these items in an amended Form 10-K. Accordingly, the corrections of these errors were made to the December 31, 2013 balance sheet and the statement of stockholder’s equity (deficit) as described above using the SAB No. 108 approach.

Note 3: Property Plant and Equipment:

Property, plant and equipment consisted of the following at December 31 (in thousands):

	2014	2013
Land	$904	$703
Building and building improvements	20,492	18,685
Leasehold improvements	68,580	56,239
Furniture and fixtures	103,586	83,925
Machinery and equipment	23,171	21,360
Computer equipment and software	13,407	10,624
Vehicles	2,773	2,518
Construction in progress	1,411	8,480
Total property, plant and equipment	234,324	202,534
Less accumulated depreciation	(95,030)	(79,245)
Total property, plant and equipment, net	$139,294	$123,289

Depreciation expense on property and equipment, including capital leases, was $19.9 million, $14.3 million and $10.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 4: Accrued Liabilities

Accrued liabilities consisted of the following at December 31 (in thousands):

	2014	2013
Customer deposits	$5,038	$5,301
Accrued wages and salaries	3,209	2,905
Taxes - other	2,600	1,783
Interest payable	404	409
Sales return reserve	3,292	2,850
Current portion of capital lease obligation	255	280
Total accrued liabilities	$14,798	$13,528

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Long-term debt

Long-term debt consisted of the following at December 31 (in thousands):

	2014	2013
Term note payable - quarterly installments of $0.875 million, interest at 2.5056% and 2.4084% at December 31, 2014 and 2013, which matures in October 2017	$17,125	$20,625
Commercial bank credit facility	74,000	73,526
Variable interest rate (0.37% at both December 31, 2014 and 2013) bonds, which mature April 1, 2023, collateralized by buildings and equipment	995	1,085
	92,120	95,236
Less: current portion	3,595	3,590
Debt obligations, net of current portion	$88,525	$91,646

Approximate annual aggregate maturities of debts are as follows: (in thousands):

Fiscal year
2015	$3,595
2016	3,595
2017	84,225
2018	105
2019	110
Thereafter	490
Total future maturities payments	$92,120

On October 3, 2012, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A. , which was amended on April 30, 2013, July 8, 2013, March 26, 2014 and September 29, 2014 (as amended, the “Credit Agreement”). The most recent amendment on September 29, 2014 modified the Consolidated Total Rent Adjusted Leverage Ratio schedule for future periods commencing September 30, 2014. The Credit Agreement provides the Company with a $120 million senior secured credit facility, comprised of a five-year $25 million term loan and a $95 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At December 31, 2014 and 2013 the base interest rate was 4.50% and 4.25%, respectively. At December 31, 2014 and December 31, 2013 the LIBOR-based interest rate was 2.506% and 2.408%, respectively. As of December 31, 2014 and 2013, the Company had outstanding borrowings related to the revolving line of credit of $74.0 million and $73.5 million, respectively. The term loan requires quarterly principal payments of $875,000. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. The Company was in compliance with the covenants during the year ended December 31, 2014.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Capital Leases:

The Company has several leases for store facilities that are accounted for as capital leases. These leases expire at various dates through 2022. Assets acquired under capital leases are included in property, plant and equipment.

As of December 31, 2014, minimum lease payments under the Company's capital lease obligation were as follows (thousands):

Fiscal year
2015	418
2016	217
2017	211
2018	216
2019	216
Thereafter	520
Less: amounts representing interest	(654)
Present value of future minimum lease payments	1,144
Less: current portion	254
Capital lease obligations, net of current portion	$890

Note 6: Commitments and Contingencies

Operating leases:

The Company leases buildings and office space under various operating lease agreements. In addition to rent, most leases require payments of real estate taxes, insurance, and common area maintenance. The leases generally have an initial lease term of ten to fifteen years and contain renewal options and escalation clauses. For leases that contain fixed escalation of the minimum rent or rent holidays, rent expense is recognized on a straight-line basis through the end of the lease term including assumed renewals. The difference between the straight-line rent amounts and amounts payable under the leases is recorded as deferred rent. For the years ended December 31, 2014, 2013 and 2012, rent expense was $25.2 million, $19.5 million, and $14.0 million, respectively.

Annual minimum rentals under non-cancelable operating leases are as follows, for the years ended December 31 (in thousands):

Fiscal year
2015	$25,771
2016	25,996
2017	26,343
2018	26,828
2019	27,233
Thereafter	374,339
Total future maturities payments	$506,510

Legal proceedings:

The Company is subject to various claims relating to workers compensation, disclosure inaccuracies and employee matters. The Company establishes accruals for potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable. Where the Company is able to reasonably estimate a range of potential losses, the Company records the amount within that range that constitutes the Company’s best estimate. The Company also discloses the nature and range of loss for claims against the Company when losses are reasonably possible and material. In the opinion of management, the outcome of litigation currently pending will not materially impact the Company’s results of operations, financial condition, or liquidity.

The Company, two of its former executive officers, its directors, and certain companies affiliated with the directors, are defendants in a consolidated class action brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. Tile Shop Holdings, Inc., et al. Several actions were filed in 2013, and then consolidated.  The plaintiffs are four investors who seek to represent a class or classes consisting of (1) persons who purchased Tile Shop common stock in the market between August 22, 2012 and January 28, 2014 (the “alleged class period”), (2) persons who purchased Tile Shop common stock in the Company’s December 2012 secondary public offering; and (3) persons who purchased Tile Shop common stock in the Company’s June 2013 secondary public offering.  Eight investment banking firms who were underwriters in the secondary public offerings are also named as defendants.  In their consolidated amended complaint (the “complaint”) filed on May 23, 2014, the  plaintiffs allege that defendants made false or misleading statements of material fact in press releases and SEC filings about the Company’s relationships with its vendors, financial performance, and prospects, and that defendants failed to disclose certain related party transactions.  The complaint asserts claims under Sections 11 and 12(a)(2) of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  In addition to attorney’s fees and costs, the plaintiffs seek to recover damages on behalf of all investors who purchased or otherwise acquired the Company’s stock in the secondary public offerings or in the market during the alleged class period.  The defendants are defending the matter and have moved to dismiss the complaint.   Those motions are pending before the Court.    Given the uncertainty of litigation and the preliminary stage of the case, the Company cannot reasonably estimate the possible loss or range of loss that may result from this action.  The Company maintains directors and officers liability insurance policies that may reduce the Company’s exposure, if any.  In the event the Company incurs a loss, the Company will pursue recoveries to the maximum extent available under these policies.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments:

These consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable, debt and warrant liability. At December 31, 2014 and December 31, 2013, the carrying amount of the Company’s cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximated their fair values due to their short-term maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

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

The Company’s common stock warrants were listed for trading on the OTC market. Warrant expense related to the change in fair value of warrants was $0, $54.2 million, and $82.1 million for years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and December 31, 2013, the Company had no outstanding warrants.

Note 8: Related Party Transactions

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

During the year ended December 31, 2012, the Company made payments of $300,000 to TS, Inc. in connection with the final redemption of an aggregate of 3,000,000 special cash distribution units of The Tile Shop issued to TS, Inc., which were fully-redeemed by The Tile Shop during 2012. In lieu of paying such amounts to TS, Inc. in cash, The Tile Shop reduced the outstanding amount under a promissory note, dated December 30, 2002, made by TS, Inc. and payable to The Tile Shop. Total principal payments made in cash related to this promissory note were $1,205,000 for the year ended December 31, 2012.

During the years ended December 31, 2013 and 2012, the Company made payments of $16.9 million and $12.5 million, respectively to Beijing Pingxiu (“BP”), owned by a former Company employee and brother-in-law of the Company’s CEO. BP primarily processed export transactions on an agency basis on behalf of the Company’s vendors. The Company ceased business with BP in 2013 and had $0.0 in accounts payable due to BP at December 31, 2013.

During the years ended December 31, 2013 and 2012, the Company made payments of $2.8 million and $2.1 million, respectively, to Nanyang Helin Stone Co. Ltd. (“Nanyang”), a company partially owned by a former Company employee and brother-in-law of the Company’s CEO. The Company notified Nanyang that it will continue business with Nanyang only if the former employee’s ownership is transferred to an unrelated party and the former employee is not an officer or director of Nanyang. The Company had $0.5 million and $0.2 million in accounts payable due to Nanyang at December 31, 2013 and 2012, respectively.

On March 14, 2014, the Company received confirmation that the former employee had transferred his ownership interest and was no longer considered a member of management. The Company commenced purchasing from Nanyang on March 14, 2014.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential common shares outstanding during the period. For the years ended December 31, 2013 and 2012, diluted net loss per share is identical to basic net loss per share as potentially dilutive securities had been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be anti-dilutive.

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	2014	2013	2012
Net income (loss)	$10,547	$(35,660)	$(46,887)
Weighted-average shares outstanding - basic	51,015,354	49,600,396	35,837,609
Dilutive common stock equivalents	14,436	-	-
Weighted-average shares outstanding - diluted	51,029,790	49,600,396	35,837,609
Basic net income (loss) per share	$0.21	$(0.72)	$(1.31)
Diluted net income (loss) per share	$0.21	$(0.72)	$(1.31)

For the years ended December 31, 2013 and 2012, all dilutive securities were excluded from the earnings per share calculation as their effect on earnings per share was anti-dilutive. The dilutive securities include stock options, restricted stock and warrants. These common stock equivalents totaled 762,021 and 1,395,947 shares for the years ended December 31, 2013 and 2012, respectively.

Note 10: Equity Incentive Plans

2006 Plan:

In 2006, The Tile Shop created an equity incentive deferred compensation plan for certain key employees. The plan provisions called for granting participation units to key employees to allow them to participate in the increased value of The Tile Shop. Under the plan, the units granted were payable in cash on the tenth or fifteenth anniversary of the award, except in the event of death or a change of control in The Tile Shop, in which case settlement would occur on date of death of employee or date of change or control. On the settlement date, the participants would be paid cash equal to the difference between Fair Market Value as determined in accordance with the plan (“FMV”) of The Tile Shop’s common units as of the valuation date immediately preceding the exercise date less the initial FMV multiplied by the number of units.

Effective immediately prior to the consummation of the Business Combination, The Tile Shop terminated the 2006 Plan and agreed to make a lump- sum cash payment to each holder of the equity units one day following the first anniversary of the effective date of the Business Combination. The Company recognized compensation expense of $3.9 million for the year ended December 31, 2012, related to this plan. During the year ended December 31, 2013, the Company paid the entire balance of the deferred compensation liability.

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

These awards were accounted for under ASC 718 and were classified as liabilities and measured at intrinsic value. Pursuant to the plan, effective immediately prior to the consummation of the Business Combination, the Restricted Stock Units fully vested. As a result, the Company recorded a $0.5 million charge during the year ended December 31, 2012 to the statement of operations to record the deferred compensation expense resulting from the accelerated vesting of the Restricted Stock Units. The Company recognized $0 compensation cost for the years ended December 31, 2014 and December 31, 2013, related to these units. As a part of the Business Combination transaction the Restricted Stock Units were exchanged for common shares of the Company.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2012 Plan:

Under the 2012 Omnibus Award Plan (the “2012 Plan”), 2,500,000 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, and restricted stock awards. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2012 Plan was to be increased on the first day of each calendar year beginning in 2013 and ending in 2022, in an amount equal to the lesser of (A) 2,500,000 shares, (B) six percent (6%) of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding calendar year, and (C) such smaller number of shares of stock as determined by the Company’s board of directors. During 2013, (i) 2,500,000 shares of common stock were added to the 2012 Plan reserve effective January 1, 2013 in accordance with the automatic share increase provision of the 2012 Plan, (ii) the 2012 Plan was amended to eliminate the automatic share increase for subsequent years, and (iii) the 2012 Plan was amended to authorize grants of performance-based awards, which may be paid in cash or equity. The amendments to the 2012 Plan were approved by the Company’s stockholders in July 2013.

Stock Options:

During the years ended December 31, 2014 and 2013, the Company granted stock options to its employees that included service condition requirements. During the year-ended December 31, 2012, the Company granted stock options to its employees that included both service condition requirements and market conditions.  The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. The Company recognizes compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. For the portion of the options that contain both a market and service condition, the Company recognizes compensation expense, net of estimated forfeitures, using graded vesting over the requisite service period.

The fair value of each option grant containing only a service condition was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the option valuation models are outlined in the following table:

	2014	2013	2012
Risk-free interest rate	0.78% - 1.05%	0.81% - 1.6%	0.60% - 0.62%
Expected life (in years)	5	7	5.5 - 7
Expected volatility	52%	45% - 46%	38% - 46%

The computation of the expected volatility assumptions used in the option valuation models was based on historical volatilities of the Company. For the options containing only a service condition, the Company used the “simplified” method for an expected life as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 110, for companies that do not have adequate historical data. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant.  The expected dividend yield was zero based on the fact the company has not paid dividends, nor does it intend to pay dividends in the future.  To the extent that actual outcomes differ from our assumptions, we are not required to true up grant-date fair value-based expense to final intrinsic values. The weighted average fair value of stock options granted containing only service conditions was $5.13, $11.12, and $5.56 during the years ended December 31, 2014, 2013, and 2012, respectively.

The fair value of each option granted in 2012 containing market and service conditions was estimated on the date of grant using a Monte Carlo Simulation analysis valuation model and assumes that price target thresholds will be achieved.  If such price target thresholds are not met, the compensation cost is not reversed.  The inputs for expected volatility, expected dividends, and risk free rate of interest used in estimating those options’ fair value in 2012 are the same as those noted in the table related to the options issues with service conditions only, except the expected life for the options granted that contained market conditions is derived from the pricing model.  The weighted average fair value of stock options granted containing market and service conditions was $4.46 during the year ended December 31, 2012.

Stock based compensation related to options for the years ended December 31, 2014, 2013 and 2012 was $2.8 million, $3.3 million, and $1.3 million, respectively, and was included in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2014, the total future compensation cost related to non-vested options not yet recognized in the consolidated statement of operations was $8.6 million, of which $0.3 million is attributable to vesting upon performance conditions being met and $8.3 million is attributable to time-based vesting, which is expected to be recognized over a weighted-average period of 3.1 years.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Avg Grant Date Fair Value	Weighted Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2011	-	$-	$-	-	$-
Granted	1,777,500	$10.10	$5.19
Exercised	-	$-	$-
Cancelled/Forfeited	(26,500)	$10.00	$5.17
Balance, December 31, 2012	1,751,000	$10.10	$5.19	9.7	$11,784
Granted	709,500	$23.54	$11.12
Exercised	(22,999)	$10.00	$5.00
Cancelled/Forfeited	(162,584)	$13.96	$6.87
Balance, December 31, 2013	2,274,917	$14.02	$6.92	8.9	$13,051
Granted	768,750	$11.47	$5.13
Exercised	(15,917)	$10.00	$5.19
Cancelled/Forfeited	(556,750)	$13.93	$6.60
Balance, December 31, 2014	2,471,000	$13.27	$6.45	7.6	$38
Exercisable at December 31, 2014	771,827	$12.40	$6.30	7.8
Vested and expected to vest, December 31, 2014	2,088,740	$13.22	$6.48	7.6	$17

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s stock on December 31. The intrinsic value of the stock options exercised during 2014 and 2013 was $0.0 million and $0.3 million, respectively.

Options outstanding as of December 31, 2014 are as follows:

Range of Exercise Price				Weighted Average
			Options	Exercise Price	Remaining Contractual Life-Years
$5.00	to	$10.00	1,503,500	$9.88	7.57
$10.01	to	$15.00	463,750	$11.90	6.41
$15.01	to	$20.00	143,500	$17.83	8.13
$20.01	to	$25.00	102,250	$23.06	8.64
$25.01	to	$30.00	258,000	$29.05	8.71

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock:

The following table summarizes restricted stock activity:

	Shares	Weighted Avg Grant Date Fair Value
Nonvested, December 31, 2011	-	$-
Granted	295,000	$11.05
Released	-	$-
Forfeited	-	$-
Nonvested, December 31, 2012	295,000	$11.05
Granted	64,230	$28.27
Released	(128,334)	$11.05
Forfeited	-	$-
Nonvested, December 31, 2013	230,896	$15.84
Granted	76,066	$11.93
Released	(117,727)	$15.19
Forfeited	-	$-
Nonvested, December 31, 2014	189,235	$14.67

The total expense associated with restricted stock for the years ended December 31, 2014, 2013, and 2012 was $1.8 million, $1.4 million, and $0.5 million, respectively. As of December 31, 2014, there was $2.3 million of total unrecognized expense related to unvested restricted stock awards, which are expected to vest, and will be amortized through 2017. The fair value of restricted stock granted in the 2014 fiscal year was $0.7 million. The total fair value of restricted stock that vested during the years ended December 31, 2014 was $1.4 million. Using the closing stock price of $8.88, on December 31, 2014, the number of restricted shares outstanding and expected to vest was 189,235, with an intrinsic value of $1.7 million.

Warrants:

In connection with the Business Combination in 2012, the Company issued warrants exercisable for one common share of the Company’s stock for each outstanding JWCAC warrant that was formerly exercisable for one share of JWCAC common stock.  Total warrants outstanding as of August 21, 2012 were 17,833,333 warrants at an exercise price of $11.50 per share.  During the year ended December 31, 2013, 7,166,381 warrants were exercised for cash proceeds of $82.4 million and 6,731,938 warrants were exercised on a cashless basis in exchange for of 2,790,061 shares. In March 2013, the Company completed the purchase of 3,580,004 outstanding warrants in private transactions. The aggregate purchase price to acquire the warrants was $30.1 million. These purchases were funded with the cash proceeds received from the exercise of publicly held warrants. In April 2013, the Company directed its transfer agent to notify the holders of any remaining outstanding warrants of the call for early exercise. These warrant holders had until May 12, 2013 to exercise their outstanding warrants on a cashless basis. Thereafter, any warrants that remained unexercised were automatically redeemed by the Company at a redemption price of $0.01 per warrant in cash. On May 15, 2013, we automatically redeemed 7,071 warrants.  On December 31, 2013 and December 31, 2014, the Company had no outstanding warrants.

Note 11: Income Taxes

As a result of the Business Combination, beginning August 21, 2012, the Company’s results of operations are taxed as a C Corporation. Prior to the Business Combination, The Tile Shop’s operations were taxed as a limited liability company, whereby The Tile Shop elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for federal income taxes was provided in the accompanying consolidated financial statements for periods prior to August 21, 2012. The provision recorded prior to August 21, 2012, represents income taxes primarily payable by the LLC due to minimum fees in several states and income tax in the state of Michigan. The following amounts represent the determination of the deferred tax assets and liabilities recognized in the Business Combination. The change in status to a taxable entity and the transactions consummated as part of the Business Combination resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of The Tile Shop’s assets and liabilities at the date of the Business Combination including the following: (i) historical outside basis difference at December 31, 2011, (ii) outside basis differences occurring in 2012 prior to the Business Combination, and (iii) the tax basis increase of The Tile Shop membership interests directly held by TS Holdings related to the Business Combination. At December 31, 2013, outside basis differences originating prior to the Business Combination related primarily to temporary basis differences in inventory, fixed assets, accruals, and Section 743, totaled $6.4 million, which have been tax-effected at a 40% combined federal and state rate. Deferred tax assets of $0 and $0.6 million were recognized and included in the tax benefit for the years ended December 31, 2014 and 2013, respectively. In addition, deferred tax assets of $0 and $0.4 million, during the periods ending December 31, 2014 and December 31, 2013, respectively, were recognized in connection with the Business Combination transactions (related to item (iii) above), which enables the Company to realize future tax deductions for the step-up in basis of the Tile Shop member ownership interests that have been contributed to the Company. These basis differences were credited directly to additional paid in capital as of the closing of the Business Combination.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Tile Shop, LLC tax returns for periods 2010 through the Business Combination on August 21, 2012, are subject to examination by the IRS however, these tax liabilities are the responsibility of the former Tile Shop members.  The Company’s federal and state tax returns for the periods ended December 31, 2012 and 2013 remain subject to examination.

In accordance with ASC 740-10, the Company records interest and penalties through income tax relating to uncertain tax positions. As of December 31, 2014 and 2013, the Company has not recognized any liabilities for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions.

The components of (provision for) benefit from income taxes consist of the following:

	Years Ended December 31,
	2014	2013	2012
Current
Federal	$(4,851)	$(5,634)	$(149)
State	(1,351)	(2,520)	(570)
Total Current	(6,202)	(8,154)	(719)
Deferred
Federal	(1,076)	(4,007)	2,381
State	(104)	219	340
Total Deferred	(1,180)	(3,788)	2,721
Total (Provision for) Benefit from Income Taxes	$(7,382)	$(11,942)	$2,002

All income is from domestic operations.

The following table reflects the effective income tax rate reconciliation for the years ended December 31, 2014, 2013 and 2012 (thousands):

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	34.0%
State income taxes, net of the federal tax benefit	5.0	(6.4)	7.1
Warrant expense	-	(80.0)	(64.9)
Section 743 step up	-	-	12.1
Income from entity not subject to tax	-	-	17.5
Other	1.2	1.1	(1.7)
Effective tax rate	41.2%	(50.3)%	4.1%

Components of net deferred income taxes are as follows at December 31 (thousands):

	2014	2013
Deferred income tax assets:
Section 743 carryforward	$32,728	$35,300
Leasehold improvement reimbursements	5,645	4,435
Inventory	1,490	1,102
Deferred rent	3,867	2,385
Stock based compensation	1,352	248
Other	894	985
Total deferred income tax assets	$45,976	$44,455

Deferred income tax liabilities
Depreciation	19,387	16,675
Total deferred income tax liabilities	19,387	16,675
Net deferred income tax assets	$26,589	$27,780

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: New Market Tax Credit

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

In July 2013, the investors also contributed $5.6 million to the Investment Funds and, by virtue of such contribution, are entitled to substantially all of the tax benefits derived from the NMTCs, while we effectively received net loan proceeds equal to investor’s contributions to the Investment Fund. This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase the investors’ interest. The Company believes that the investors will exercise the put option in September 2020 at the end of the recapture period. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require the Company to indemnify the investors for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company has determined that the financing arrangement with the Investment Funds and CDEs contains a variable interest entity, or “VIE.” The ongoing activities of the Investment Funds – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; Chase’s and U.S. Bank Community LLC’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that they are the primary beneficiary of the VIE and consolidated the Investment Funds, as a VIE, in accordance with the accounting standards for consolidation. Chase’s and U.S. Bank Community LLC’s contributions of $4.4 million, net of syndication fees, are included in cash, restricted cash, and other long-term liabilities in the accompanying consolidated balance sheet. The benefit of this net $4.4 million contribution will be recognized as a decrease in depreciation expense as we amortize the contribution liability over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. Direct costs of $1.0 million incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans (40 years). Incremental costs to maintain the structure during the compliance period are recognized as incurred.

Note 13: Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company matched $0.5 million, $0.4 million, and $0.3 million of employee contributions in 2014, 2013, and 2012 and made no discretionary contributions for any of the years presented.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31 are summarized below (in thousands, except per share amounts):

	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
2014
Net sales	$64,379		$66,665	$62,806	$63,342
Gross profit	44,933		46,502	43,458	43,999
Income from operations	6,961		7,120	3,706	3,789
Net income	3,709		3,828	1,504	1,506
Basic earnings per share	0.07		0.08	0.03	0.03
Diluted earnings per share	0.07		0.07	0.03	0.03

2013
Net sales	$56,835		$58,123	$56,800	$57,806
Gross profit	40,373		40,866	39,814	39,756
Income from operations	12,019		10,476	7,607	2,976
Net income (loss)	(44,717)	(1)	3,584	4,050	1,423
Basic and diluted earnings (loss) per share	(1.00)		0.07	0.08	0.03

(1)     Includes non-recurring, non-cash change in fair value of warrants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TILE SHOP HOLDINGS, INC.
Date: February 27, 2015	/s/ CHRIS R. HOMEISTER
Chris R. Homeister
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes CHRIS R. HOMEISTER and KIRK L. GEADELMANN, or either of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date

/s/ CHRIS R. HOMEISTER	February 27, 2015

Chris R. Homeister
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ KIRK L. GEADELMANN	February 27, 2015

Kirk L. Geadelmann
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ WILLIAM E. WATTS	February 27, 2015

William E. Watts
Director and Chairman of the Board of Directors

/s/ PETER J. JACULLO	February 27, 2015

Peter J. Jacullo, Director

/s/ PETER H. KAMIN	February 27, 2015

Peter H. Kamin, Director

/s/ TODD KRASNOW	February 27, 2015

Todd Krasnow, Director

/s/ADAM L. SUTTIN	February 27, 2015

Adam L. Suttin, Director

/s/ CHRISTOPHER T. COOK	February 27, 2015

Christopher T. Cook, Director

/s/ ROBERT A. RUCKER	February 27, 2015

Robert A. Rucker, Director

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Contribution and Merger Agreement, dated June 27, 2012, by and among JWC Acquisition Corp., The Tile Shop, LLC, members of The Tile Shop, LLC, Nabron International, Inc. Tile Shop Merger Sub, Inc. and Sellers’ representative – incorporated by reference to exhibit 2.1 to the Current Report on Form 8-K filed by JWCAC on June 27, 2012.

3.1	Certificate of Incorporation of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-4 dated July 2, 2012.

3.2	Bylaws of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-4 dated July 2, 2012.

4.1	Specimen Common Stock Certificate – incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Form S-4 dated July 23, 2012.

10.1	Registration Rights Agreement, dated June 27, 2012, by and among JWC Acquisition Corp., Tile Shop Holdings, Inc., certain members of JWC Acquisition, LLC, Nabron International, Inc., The Tile Shop, Inc., JWTS, Inc. and certain other members of The Tile Shop, LLC – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by JWC Acquisition Corp. on June 27, 2012.

10.2*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Robert A. Rucker – incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-4 dated July 2, 2012.

10.3*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Joseph Kinder – incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-4 dated July 2, 2012.

10.4*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Carl Randazzo – incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-4 dated July 2, 2012.

10.5*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Leigh H. Behrman – incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-4 dated July 2, 2012.

10.6*	Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.7*	Amended and Restated Amendment No. 1 to The Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.8	Form of Indemnification Agreement by and between Tile Shop Holdings, Inc. and each of its directors and executive officers – incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Form S-4 dated July 23, 2012.

10.9*	Offer Letter Agreement, dated July 28, 2012, by and between Tile Shop Holdings, Inc. and Timothy C. Clayton – incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registrant’s Form S-4 dated July 31, 2012.

10.10	Credit Agreement, dated as of October 3, 2012, by and among the Company, The Tile Shop, certain subsidiaries of The Tile Shop, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 3, 2012.

10.11	Security Agreement, dated as of October 3, 2012, by and among the Company, The Tile Shop, ILTS, LLC, JWC Acquisition Corp., The Tile Shop of Michigan, LLC, and Bank of America, N.A., as Administrative Agent – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 3, 2012.

10.12	Guaranty Agreement, dated as of October 3, 2012, by and among the Company, The Tile Shop, ILTS, LLC, JWC Acquisition Corp., The Tile Shop of Michigan, LLC, and Bank of America, N.A., as Administrative Agent – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated October 3, 2012.

10.13	Amendment No. 1 to Credit Agreement, dated as of April 30, 2013, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer – incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

10.14	Stock Purchase Agreement by and between Tile Shop Holdings, Inc. and Nabron International, Inc., dated May 24, 2013 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 30, 2013.

10.15*	Tile Shop Holdings, Inc. Incentive Stock Option Agreement – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.16*	Tile Shop Holdings, Inc. Nonstatutory Stock Option Agreement – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.17*	Tile Shop Holdings, Inc. Stock Restriction Agreement – incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.18	Amendment No. 2 to Credit Agreement, dated as of July 8, 2013, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer – incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.19*	Employment Agreement, between Tile Shop Holdings, Inc. and Chris Homeister, effective October 1, 2013 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2013.

10.20	Amendment No. 3 to Credit Agreement, dated as of March 26, 2014, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 9, 2014.

10.21	Amendment No. 4 to Credit Agreement, dated as of September 29, 2014, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 29, 2014.

10.22*	Offer Letter Agreement, between Tile Shop Holdings, Inc. and Kirk Geadelmann, dated June 30, 2014 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2014.

10.23*	Amendment to Employment Agreement, effective as of June 30, 2014, between Tile Shop Holdings, Inc. and Timothy C. Clayton – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 3, 2014.

10.24*	Amendment to Terms of Employment, effective January 1, 2015, between Tile Shop Holdings, Inc. and Chris Homeister – filed herewith.

10.25*	Amendment to Terms of Employment, effective January 1, 2015, between Tile Shop Holdings, Inc. and Robert A. Rucker – filed herewith.

21.1	Subsidiaries of Tile Shop Holdings, Inc. – filed herewith.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm – filed herewith.

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm – filed herewith.

24.1	Power of Attorney (included on the “Signatures” page of this Form 10-K).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.1**	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2**	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management compensatory plan or arrangement.
**	These certificates are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.