Form 10-Q
period 2015-03-31
TILE SHOP HOLDINGS, INC.
filed 2015-05-01
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒No

As of April 27, 2015, there were 51,315,047 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

Table of Contents

		Page

PART I. FINANCIAL INFORATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2015 (unaudited) and year ended December 31, 2014	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		18

Exhibit Index		19

 i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$8,959	$5,759
Trade receivables, net	2,264	1,712
Inventories	63,466	68,857
Income tax receivable	1,192	4,937
Deferred tax and other current assets	7,254	7,268
Total Current Assets	83,135	88,533
Property, plant and equipment, net	137,658	139,294
Deferred tax and other assets	25,122	24,363
Total Assets	$245,915	$252,190

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,233	$13,759
Income tax payable	3,186	-
Other accrued liabilities	23,192	18,393
Total Current Liabilities	38,611	32,152
Long-term debt, net	70,150	88,525
Capital lease obligation, net	858	890
Deferred rent	34,029	33,163
Other long-term liabilities	3,598	3,765
Total Liabilities	147,246	158,495

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,315,047 and 51,314,005 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	175,686	174,371
Accumulated deficit	(77,022)	(80,681)
Total Stockholders' Equity	98,669	93,695
Total Liabilities and Stockholders' Equity	$245,915	$252,190

See accompanying Notes to Condensed Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2015	2014
Net sales	$72,963	$64,379
Cost of sales	21,992	19,446
Gross profit	50,971	44,933
Selling, general and administrative expenses	43,776	37,972
Income from operations	7,195	6,961
Interest expense	803	711
Other income (expense)	29	(69)
Income before income taxes	6,421	6,181
Provision for income taxes	(2,762)	(2,472)
Net income	$3,659	$3,709

Income per common share:
Basic	$0.07	$0.07
Diluted	$0.07	$0.07

Weighted average shares outstanding:
Basic	51,125,221	51,000,100
Diluted	51,163,963	51,356,504

See accompanying Notes to Condensed Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in-	Retained earnings
	Shares	Amount	capital	(deficit)	Total
Balance at December 31, 2013	51,229,720	$5	$169,719	$(91,228)	$78,496
Issuance of restricted shares	76,066	-	-	-	-
Stock based compensation	-	-	4,617	-	4,617
Stock option exercises	8,219	-	35	-	35
Net income	-	-	-	10,547	10,547
Balance at December 31, 2014	51,314,005	5	174,371	(80,681)	93,695
Stock based compensation	-	-	1,305	-	1,305
Stock option exercises	1,042	-	10	-	10
Net income	-	-	-	3,659	3,659
Balance at March 31, 2015	51,315,047	$5	$175,686	$(77,022)	$98,669

See accompanying Notes to Condensed Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$3,659	$3,709
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	116	48
Depreciation	5,649	4,411
Loss on disposals of property, plant and equipment	12	91
Deferred rent	866	1,591
Stock based compensation	1,305	1,397
Deferred income taxes	(1,001)	-
Changes in operating assets and liabilities:
Trade receivables	(552)	(308)
Inventories	5,957	5,785
Other assets	(424)	(8)
Accounts payable	(1,144)	(9,350)
Income tax receivable/ payable	6,931	5,515
Accrued expenses and other liabilities	4,752	2,326
Net cash provided by operating activities	26,126	15,207

Cash Flows From Investing Activities
Proceeds from cash surrender value of life insurance policy	-	462
Purchases of property, plant and equipment	(4,575)	(12,073)
Proceeds from the sale of property, plant and equipment	-	159
Net cash used in investing activities	(4,575)	(11,452)

Cash Flows From Financing Activities
Release of restricted cash	-	754
Payments of long-term debt and capital lease obligations	(23,360)	(8,984)
Advances on line of credit	5,000	7,000
Proceeds from exercise of stock options	10	5
Security deposits	(1)	(4)
Net cash used in financing activities	(18,351)	(1,229)

Net change in cash	3,200	2,526

Cash and cash equivalents beginning of period	5,759	1,761
Cash and cash equivalents end of period	$8,959	$4,287

Supplemental disclosure of cash flow information

	2015	2014
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$467	$2,603
Cash paid for interest	776	810
Income tax refunds received	4,168	3,043

See accompanying Notes to Condensed Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1: Background

The Tile Shop, LLC (“The Tile Shop”) was formed on December 30, 2002, as a Delaware limited liability company and began operations on January 1, 2003. Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated under the laws of the state of Delaware in June 2012 to become the parent company of The Tile Shop, LLC.

The Company is engaged in the sale of tile, stone, glass, and other flooring products. The Company also manufactures setting and maintenance materials in Michigan, Virginia, Oklahoma and Wisconsin. The Company’s primary market is retail sales to consumers, contractors, designers and small home builders. As of March 31, 2015, the Company had 109 stores in 31 states and an on-line retail operation. The Company also has distribution centers located in Michigan, Virginia, Oklahoma and Wisconsin.

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The accounting policies used in preparing these Condensed Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K.

Note 2: Inventories

Inventories are stated at the lower of cost (determined on the weighted average cost method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of March 31, 2015 and December 31, 2014:

	(in thousands)
	March 31, 2015	December 31, 2014
Finished goods	$57,897	$58,323
Raw materials	2,148	2,356
Finished goods in transit	3,421	8,178
Total	$63,466	$68,857

The Company records provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable.

Note 3: Income taxes

The Company's effective tax rate on net income before income taxes for the three month periods ended March 31, 2015 and 2014 was 43.0% and 40.0%, respectively. For the three month periods ended March 31, 2015 and 2014, the Company recorded a provision for income taxes of $2.8 million and $2.5 million, respectively. The effective tax rate during the first quarter of 2015 was abnormally high due to the impact of state tax rate changes on the Company's deferred tax balances, which resulted in unfavorable adjustment to tax expense.

In accordance with ASC 740-10, the Company records interest and penalties relating to uncertain tax positions in income tax expense. As of March 31, 2015 and 2014, the Company has not recognized any liabilities for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period.

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands)
	For the three months Ended March 31,
	2015	2014
Net income	$3,659	$3,709
Weighted average basic shares outstanding	51,125,221	51,000,100
Effect of diluted securities attributable to stock based awards	38,742	356,404
Weighted average diluted shares outstanding	51,163,963	51,356,504
Income per common share:
Basic	$0.07	$0.07
Dilutive	$0.07	$0.07
Anti-dilutive securities excluded from EPS calculation	1,750,735	818,268

Note 5: Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	(in thousands)
	March 31, 2015	December 31, 2014
Customer deposits	$7,531	$5,038
Accrued wages and salaries	4,201	3,209
Current portion of debt and capital lease obligation	3,803	3,850
Sales return reserve	3,709	3,292
Taxes/other	3,517	2,600
Interest payable	431	404
Total accrued liabilities	$23,192	$18,393

Note 6: Long-term Debt

On October 3, 2012, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A., which was amended on April 30, 2013, July 8, 2013, March 26, 2014 and September 29, 2014 (as amended, the “Credit Agreement”). The most recent amendment on September 29, 2014 modified the Consolidated Total Rent Adjusted Leverage Ratio schedule for future periods commencing September 30, 2014. The Credit Agreement provides the Company with a $120 million senior secured credit facility, comprised of a five-year $25 million term loan and a $95 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At March 31, 2015 and December 31, 2014 the base interest rate was 4.50%. At March 31, 2015 and December 31, 2014 the LIBOR-based interest rate was 2.521% and 2.506%, respectively. As of March 31, 2015 and December 31, 2014, the Company had outstanding borrowings related to the revolving line of credit of $56.5 million and $74.0 million, respectively. The term loan requires quarterly principal payments of $875,000. As of March 31, 2015 and December 31, 2014, the Company had outstanding borrowings related to the term loan of $16.3 million and $17.1 million, respectively. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. The Company was in compliance with the covenants as of March 31, 2015.

Note 7: Fair Value of Financial Instruments

These condensed consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable, and debt. At March 31, 2015 and December 31, 2014, the carrying amount of the Company’s cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximated their fair values due to their short-term maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

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

Note 8: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock-based awards at fair value. The financial statements for the three months ended March 31, 2015 and 2014 include compensation cost for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2015 and 2014 total stock based compensation expense related to stock options was $0.8 million and $1.0 million, respectively. Stock based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of March 31, 2015, the Company had 2,642,958 outstanding stock options at a weighted average exercise price of $12.88.

Restricted stock:

The Company awards restricted common shares to selected employees, and non-employee directors. Recipients are not required to provide any consideration other than continued service. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. For the three months ended March 31, 2015 and 2014 total stock based compensation expense related to restricted stock was $0.5 million and $0.4 million, respectively. Stock based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of March 31, 2015, the Company had 189,235 outstanding restricted common shares.

Note 9: New Market Tax Credit

In July 2013, the Company entered into a financing transaction with Chase Community Equity or “Chase”, and U.S. Bank Community, LLC or “U.S. Bank”, collectively the “investors” related to a $19.1 million acquisition, rehabilitation and construction of our new distribution and manufacturing center in Durant, Oklahoma. The investors made a capital contribution to, and Tile Shop Lending made a loan to Chase New Market Tax Credit, The Tile Shop of Oklahoma Investment Fund, LLC, and The Tile Shop Investment Fund LLC, or the “Investment Funds,” under a qualified New Markets Tax Credit, or “NMTC,” program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000, or the “Act,” and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities, or “CDEs.” CDEs are privately managed investment institutions that are certified to make qualified low-income community investments, or “QLICIs.”

In July 2013, Tile Shop Lending loaned $13.5 million to the Investment Funds at an interest rate of 1.35% per year and with a maturity of September 30, 2043. The Investment Funds then contributed the loan to certain CDEs, which, in turn, loaned the funds on similar terms to Tile Shop of Oklahoma, LLC, an indirect, wholly-owned subsidiary. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by the investors, net of syndication fees) were used to partially fund the new manufacturing and distribution center project.

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

Note 10: Commitments and Contingencies

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

The Company, two of its former executive officers, its directors, and certain companies affiliated with the directors, are defendants in a consolidated class action brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. v Tile Shop Holdings, Inc., et al. Several actions were filed in 2013, and then consolidated. The plaintiffs are four investors who seek to represent a class or classes consisting of (1) persons who purchased Tile Shop common stock in the market between August 22, 2012 and January 28, 2014 (the “alleged class period”), (2) persons who purchased Tile Shop common stock in the Company’s December 2012 secondary public offering; and (3) persons who purchased Tile Shop common stock in the Company’s June 2013 secondary public offering. Eight investment banking firms who were underwriters in the secondary public offerings are also named as defendants. In their consolidated amended complaint (the “complaint”) filed on May 23, 2014, the plaintiffs allege that defendants made false or misleading statements of material fact in press releases and SEC filings about the Company’s relationships with its vendors, financial performance, and prospects, and that defendants failed to disclose certain related party transactions. The complaint asserts claims under Sections 11 and 12(a)(2) of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In addition to attorney’s fees and costs, the plaintiffs seek to recover damages on behalf of all investors who purchased or otherwise acquired the Company’s stock in the secondary public offerings or in the market during the alleged class period. The defendants are defending the matter and have moved to dismiss the complaint. Those motions are pending before the Court.

The Company is also a Nominal Defendant in two matters brought derivatively on behalf of the Company by two shareholders of the Company. The first such action was filed on March 17, 2015 in the United States District Court for the District of Minnesota and is captioned Kinkeung Mok v. Rucker, et al. That action also names the Company’s former CEO, five of the Company’s outside directors, and a former employee of the Company as defendants. The Mok complaint alleges breaches of fiduciary duty by the Company’s board pertaining to the alleged sale of tiles containing high concentrations of lead as well as the Company’s alleged failure to disclose certain related party transactions. The complaint also alleges that a former employee of the Company was unjustly enriched as a result of certain related party transactions. The second derivative action was filed on April 7, 2015 in the Court of Chancery of the State of Delaware and is captioned City of Haverhill Retirement System v. Rucker, et al. That action also names the Company’s former CEO, the Company’s current CEO, and five of the Company’s outside directors as defendants. The Haverhill complaint alleges breach of fiduciary duty by the Company’s board pertaining to the Company’s alleged failure to disclose certain related party transactions as well as waste of corporate assets. Both complaints seek to recover from defendants those damages sustained by the Company as a result of defendants’ alleged breaches of fiduciary duty, disgorgement, and attorneys’ fees. The Haverhill action also seeks reforms to the Company’s corporate governance and internal procedures. The defendants have not yet responded to the complaints but intend to defend them.

Given the uncertainty of litigation and the preliminary stage of these cases, the Company cannot reasonably estimate the possible loss or range of loss that may result from these actions. The Company maintains directors and officers liability insurance policies that may reduce the Company’s exposure, if any. In the event the Company incurs a loss, the Company will pursue recoveries to the maximum extent available under these policies.

Note 11: New Accounting Pronouncements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 and our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q .

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, unexpected delays or expenses related to opening new stores and maintaining or renovating existing stores, changes to economic conditions and customer preferences, disruptions in our supply chain, or inventory management, competitive factors, increases to interest rates or other impacts on our ability to obtain or maintain financing, unanticipated expenses related to operating as a public company including but not limited to litigation-related expenses, an inability to maintain effective internal control over financial reporting, or disclosure controls and procedures, and those factors disclosed in the section captioned “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview and Recent Trends

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of March 31, 2015, we operated 109 stores in 31 states, with an average size of 22,100 square feet. We also sell our products on our website.

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

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened 2 new stores in the first quarter of 2015, and opened 19 new stores in the United States in 2014. We plan to open an additional 6 to 8 stores in 2015. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill orders at these new locations.

For the three months ended March 31, 2015 and 2014, we reported net sales of $73.0 million and $64.4 million, respectively, and income from operations of $7.2 million and $7.0 million, respectively. The increase in sales and income from operations was primarily due to an additional 16 new retail locations opened during the twelve months ended March 31, 2015, and a comparative store sales increase of 4.5% for the three months ended March 31, 2015.

Net cash provided by operating activities was $26.1 million and $15.2 million for the three months ended March 31, 2015 and 2014, respectively, which was used to fund capital expenditures for opening new stores and daily operations, and in 2015, debt repayments. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows. As of March 31, 2015, we had cash of $9.0 million and working capital of $44.5 million.

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

The table below sets forth information about our same store sales growth for the three month period ended March 31, 2015 and March 31, 2014. Our increase in same store sales growth is primarily attributable to increases in number of orders, as well as average order size. During the three months ended March 31, 2014, the decrease in comparable sales was attributable to several factors including unusually harsh winter weather conditions experienced throughout much of the country, and a challenging macroeconomic environment during which existing home sales decreased, which resulted in a decrease in traffic in our stores. In addition, we experienced higher turnover of store managers and sales associates which also negatively impacted sales. Finally, many of our stores opened were in new markets and we did not have a consistent and disciplined grand opening marketing plan to drive brand awareness around the time of the grand opening. Same store sale amounts include total charges to customers less any actual returns, and the change in the returns provision related to comparable stores. In general, we consider a store comparable on the first day of the 13th full month of operation.

	Three Months Ended March 31,
	2015	2014
Same store sales growth	4.5%	(2.3%	)

Between April 1, 2014 and March 31, 2015, we opened 16 new retail locations. Incremental net sales of $5.7 million sales occurred in the first quarter of 2015 that were from stores not included in the comparable store base. Comparable store sales for the first quarter of 2015 increased $2.9 million, compared to the first quarter of 2014.

Cost of Sales Cost of sales consists primarily of material costs, freight, duties, and storage and delivery of product to the customers, as well as certain costs associated with distribution and manufacturing of setting and maintenance materials.

Gross Profit Gross profit is net sales less cost of sales. Gross margin is the percentage determined by dividing gross profit by net sales.

Selling, general, and administrative expenses Payroll costs and occupancy expenses have historically been our most significant selling, general, and administrative expenses. Payroll costs exclude certain costs associated with distribution and manufacturing labor, as those costs are included in cost of sales. For the three months ended March 31, 2015 and 2014, our selling, general, and administrative expenses as a percentage of net sales was 60.0% and 59.0%, respectively. Our payroll costs have increased as a percentage of net sales primarily due to store base growth and investments in support infrastructure. Our occupancy costs have increased as a percentage of net sales due to opening 19 new stores in 2014 and 2 new stores in the three months ended March 31, 2015. In addition, advertising costs increased due to abnormally low cost investment during the three month period ended March 31, 2014, as the Company chose to reduce its advertising in response to lower demand caused by the harsh winter weather conditions experienced throughout much of the country.

Pre-opening costs Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs, occupancy costs and promotional costs. Pre-opening costs are expensed as incurred and recorded in selling, general and administrative expenses.

Income taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rate for the three months ended March 31, 2015 was 43.0%.

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net income calculated in accordance with GAAP, and adjusting interest expense, income taxes, depreciation and amortization, stock based compensation and other special charges including investigation and litigation costs. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. Free cash flows is calculated by taking net cash provided by operating activities and adding net cash used in investing activities. Non-GAAP net income excludes the special charges including investigation and litigation costs, and is net of tax.

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

The reconciliation of adjusted EBITDA to net income for the three months ended March 31, 2015 and 2014 is as follows:

	(in thousands)
	Three months ended March 31,
	2015	2014
Net income	$3,659	$3,709
Interest expense	803	711
Income taxes	2,762	2,472
Depreciation	5,649	4,411
Special charges	514	1,128
Stock-based compensation	1,305	1,397
Adjusted EBITDA	$14,692	$13,828

The reconciliation of free cash flows to net cash provided by operating activities and used in investing activities for the three months ended March 31, 2015 and 2014 is as follows:

	(in thousands)
	Three months ended March 31,
	2015	2014
Net cash provided by operating activities	$26,126	$15,207
Net cash used in investing activities	(4,575)	(11,452)
Free Cash Flows	$21,551	$3,755

The reconciliation of Non-GAAP net income to income before income taxes for the three months ended March 31, 2015 and 2014 is as follows:

	(in thousands)
	Three months ended March 31,
	2015	2014
Reported income before income taxes	$6,421	$6,181
Special charges	514	1,128
Non-GAAP net income before taxes	6,935	7,309
Provision for income taxes	(2,984)	(2,924)
Non-GAAP net income	$3,951	$4,385

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

	(in thousands)
	2015	% of sales	2014	% of sales
Net sales	$72,963		$64,379
Cost of sales	21,992	30.1%	19,446	30.2%
Gross profit	50,971	69.9%	44,933	69.8%
Selling, general and administrative expenses	43,776	60.0%	37,972	59.0%
Income from operations	7,195	9.9%	6,961	10.8%
Interest expense	803	1.1%	711	1.1%
Other income (expense)	29	0.0%	(69)	(0.1%)
Income before income taxes	6,421	8.8%	6,181	9.6%
Provision for income taxes	(2,762)	(3.8%)	(2,472)	(3.8%)
Net income	$3,659	5.0%	$3,709	5.8%

Net sales Net sales for the first quarter of 2015 increased $8.6 million, or 13.3%, over the first quarter of 2014 as net sales in non-comparable stores increased $5.7 million and net sales in comparable stores increased $2.9 million. Net sales increased primarily due to the expansion of our store base by 16 locations, or 17.2%, compared to March 31, 2014.

Gross profit Gross profit for the first quarter of 2015 increased $6.0 million, or 13.4%, compared to the first quarter of 2014, primarily due to the increase in net sales. Gross margin increased from 69.8% for the first quarter of 2014 to 69.9% for the first quarter of 2015.

Selling, general, and administrative expenses Selling, general, and administrative expenses for the first quarter of 2015 increased $5.8 million, or 15.3%, compared to the first quarter of 2014. Selling, general, and administrative expenses as a percentage of net sales increased to 60.0% for first quarter of 2015 compared to 59.0% for the first quarter of 2014. The increase in selling, general, and administrative expenses was primarily due to increased salaries and payroll costs of $2.7 million, increased rent and occupancy costs of $1.7 million, and increased depreciation and amortization of $1.2 million, as a result of opening 16 new stores during the period from April 1, 2014 through March 31, 2015. In addition, advertising expense increased $1.1 million during the period due to lower advertising spend during the quarter ended March 31, 2014, as the Company chose to reduce advertising in response to lower demand caused by the harsh winter weather conditions experienced throughout the country.

Selling, general, and administrative expenses include costs of $0.5 million and $1.1 million for the first quarter of 2015 and 2014, respectively, which relate to legal matters, including investigation and litigation expenses.

Pre-opening costs Our pre-opening costs are those typically associated with the openings of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the first quarter of 2015 and 2014, we incurred pre-opening costs of $0.1 million and $0.6 million, respectively.

Income from operations and operating margin As a result of the above, income from operations for the first quarter of 2015 decreased by $0.2 million, or 3.4%, compared to the first quarter of 2014. Operating income margin for the first quarter of 2015 decreased to 9.9%, compared to 10.8% for the first quarter of 2014. The decrease is due to the increases noted above in selling, general and administrative expenses.

Interest expense Interest expense for the first quarter of 2015 increased $0.1 million, compared to the first quarter of 2014. The increase is due to an increase in our interest rates.

Income before income taxes We recorded net income before taxes of $6.4 million for the first quarter of 2015 compared to net income before taxes of $6.2 million for the first quarter of 2014.

Provision for income taxes Income tax provision increased $0.3 million for the first quarter of 2015 compared to the first quarter of 2014 due to a higher tax rate in the first quarter of 2015.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $9.0 million of cash and cash equivalents at March 31, 2015, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, and general corporate purposes.

On October 3, 2012, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit facility with Bank of America, N.A., which was amended on April 30, 2013, July 8, 2013, March 26, 2014 and September 29, 2014 (as amended, the “Credit Agreement”). The most recent amendment on September 29, 2014 modified the Consolidated Total Rent Adjusted Ratio schedule for future periods commencing September 30, 2014. The Credit Agreement provides the Company with a $120 million senior secured credit facility, comprised of a five-year $25 million term loan and a $95 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.75% to 2.25%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. At March 31, 2015 and December 31, 2014 the base interest rate was 4.50%. At March 31, 2015 and December 31, 2014 the LIBOR-based interest rate was 2.521% and 2.506%, respectively. As of March 31, 2015 and December 31, 2014, the Company had outstanding borrowings related to the revolving line of credit of $56.5 million and $74.0 million, respectively. The term loan requires quarterly principal payments of $875,000. As of March 31, 2015 and December 31, 2014, the Company had outstanding borrowings related to the term loan of $16.3 million and $17.1 million, respectively. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on terms other than that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payment of cash dividends. The Company was in compliance with the covenants as of March 31, 2015.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital expenditures paid in the three months ended March 31, 2015 were $4.6 million. Approximately $3.8 million of this was for new store build-out and remodels of existing stores, $0.2 million was for improvements at of our distribution and manufacturing facilities, and the remainder was for general corporate purposes.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. We intend to open 6 to 8 stores at an expected aggregate cost of $7.5 million to $11.2 million in the remainder of 2015.

Cash flows

The following table summarizes our cash flow data for the three months ended March 31, 2015 and 2014.

	(in thousands)
	Three months ended March 31,
	2015	2014
Net cash provided by operating activities	$26,126	$15,207
Net cash used in investing activities	(4,575)	(11,452)
Net cash provided by financing activities	(18,351)	(1,229)

Operating activities

Cash from operations during the three months ended March 31, 2015 was $26.1 million, compared to $15.2 million during the three months ended March 31, 2014. The increase is attributable to improvements in working capital.

Investing activities

Net cash used in investing activities totaled $4.6 million for the three months ended March 31, 2015, compared to $11.5 million for the three months ended March 31, 2014. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, new distribution and manufacturing facilities, and general corporate assets. The decrease in cash used in investing activities is due to the decrease in the number of stores opening in 2015 versus 2014. In the first quarter of 2015, 2 new retail locations opened, compared to 5 new retail locations that opened in the first quarter of 2014.

Financing activities

Net cash used in financing activities was $18.4 million for the three months ended March 31, 2015, compared to $1.2 million for the three months ended March 31, 2014. Cash used in financing activities during the three months ended March 31, 2015 was primarily for payments of long-term debt and capital lease obligations of $23.4 million, partially offset by net proceeds from our revolving credit facility of $5.0 million. At March 31, 2015, the Company was in compliance with its debt covenants. The Company intends to pay the principal payments using cash from operations.

Cash and cash equivalents totaled $9.0 million at March 31, 2015, versus $5.8 million at December 31, 2014. The Company has working capital of $44.5 million at March 31, 2015, compared to working capital of $56.4 million at December 31, 2014.

Off-balance sheet arrangements

As of March 31, 2015 and December 31, 2014, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual arrangements

As of March 31, 2015, there were no significant changes to our contractual obligations.

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

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents and in connection with borrowings under our credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.75% to 2.25%, depending on the Company’s leverage ratio. The base rate will be equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.75% to 1.25% depending on The Tile Shop’s leverage ratio. The base rate was 4.50% at March 31, 2015. Based upon balances and interest rates as of March 31, 2015, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.7 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.7 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurring during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Material Weakness Previously Identified

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014 a material weakness involving the selection and deployment of general control activities over technology, the completeness and accuracy of data used in the performance of control activities, and control activities designed to mitigate identified risks including compliance with established accounting policies. This material weakness still exists, and a result, our management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Efforts

We developed certain remediation steps to address the previously disclosed material weaknesses discussed above and to improve our internal control over financial reporting. The Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal control environment. The following remediation steps are among the measures that are being implemented by the Company:

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

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent significant improvements in our controls. However, the identified material weakness in internal control over financial reporting will not be considered remediated until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the material weakness has been remediated. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, two of its former executive officers, its directors, and certain companies affiliated with the directors, are defendants in a consolidated class action lawsuit brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. v. Tile Shop Holdings, Inc., et al. Several actions were filed in 2013, and then consolidated. The plaintiffs are four investors who seek to represent a class or classes consisting of (1) persons who purchased Tile Shop common stock in the market between August 22, 2012 and January 28, 2014 (the “alleged class period”), (2) persons who purchased Tile Shop common stock in the Company’s December 2012 secondary public offering; and (3) persons who purchased Tile Shop common stock in the Company’s June 2013 secondary public offering. Eight investment banking firms who were underwriters in the secondary public offerings are also named as defendants. In their consolidated amended complaint (the “complaint”) filed on May 23, 2014, the plaintiffs allege that defendants made false or misleading statements of material fact in press releases and SEC filings about the Company’s relationships with its vendors, financial performance, and prospects, and that defendants failed to disclose certain related party transactions. The complaint asserts claims under Sections 11 and 12(a)(2) of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In addition to attorney’s fees and costs, the plaintiffs seek to recover damages on behalf of all investors who purchased or otherwise acquired the Company’s stock in the secondary public offerings or in the market during the alleged class period. The defendants are defending the matter and have moved to dismiss the complaint. Those motions are pending before the Court.

The Company is also a Nominal Defendant in two matters brought derivatively on behalf of the Company by two shareholders of the Company. The first such action was filed on March 17, 2015 in the United States District Court for the District of Minnesota and is captioned Kinkeung Mok v. Rucker, et al. That action also names the Company’s former CEO, five of the Company’s outside directors, and a former employee of the Company as defendants. The Mok complaint alleges breaches of fiduciary duty by the Company’s board pertaining to the alleged sale of tiles containing high concentrations of lead as well as the Company’s alleged failure to disclose certain related party transactions. The complaint also alleges that a former employee of the Company was unjustly enriched as a result of certain related party transactions. The second derivative action was filed on April 7, 2015 in the Court of Chancery of the State of Delaware and is captioned City of Haverhill Retirement System v. Rucker, et al. That action also names the Company’s former CEO, the Company’s current CEO, and five of the Company’s outside directors as defendants. The Haverhill complaint alleges breach of fiduciary duty by the Company’s board pertaining to the Company’s alleged failure to disclose certain related party transactions as well as waste of corporate assets. Both complaints seek to recover from defendants those damages sustained by the Company as a result of defendants’ alleged breaches of fiduciary duty, disgorgement, and attorneys’ fees. The Haverhill action also seeks reforms to the Company’s corporate governance and internal procedures. The defendants have not yet responded to the complaints but intend to defend them.

Given the uncertainty of litigation and the preliminary stage of these cases, the Company cannot reasonably estimate the possible loss or range of loss that may result from these actions. The Company maintains directors and officers liability insurance policies that may reduce the Company’s exposure, if any. In the event the Company incurs a loss, the Company will pursue recoveries to the maximum extent available under these policies.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1(1)	Certificate of Incorporation of Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012).

3.2(2)	By-Laws of Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012).

10.1	Amendment to Terms of Employment, effective January 1, 2015, between Tile Shop Holdings, Inc. and Chris Homeister (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.2	Amendment to Terms of Employment, effective January 1, 2015, between Tile Shop Holdings, Inc. and Robert A. Rucker (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: May 1, 2015	By:	/s/ CHRIS R. HOMEISTER
Chris R. Homeister
Chief Executive Officer

Dated: May 1, 2015	By:	/s/ KIRK L. GEADELMANN
Kirk L. Geadelmann
Chief Financial Officer

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibits

3.1(1)	Certificate of Incorporation of Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012).

3.2(2)	By-Laws of Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012).

10.1	Amendment to Terms of Employment, effective January 1, 2015, between Tile Shop Holdings, Inc. and Chris Homeister (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.2	Amendment to Terms of Employment, effective January 1, 2015, between Tile Shop Holdings, Inc. and Robert A. Rucker (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.