Form 10-Q/A
period 2015-03-31
TILE SHOP HOLDINGS, INC.
filed 2015-05-06
CIK 1552800

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

Explanatory Note

This Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2015 (the “Amendment”) is being filed to revise and update the disclosure on litigation in Note 10 of Part 1, Item 1 and in Part II, Item 1.  The revision discloses (1) the issuance of an Order of the court on March 4, 2015 granting in part and denying in part the Company’s motion to dismiss the complaint in the Beaver County Employees’ Retirement Fund case, and (2) the voluntary dismissal of the Kinkeung Mok case in Minnesota, which will be refiled in Delaware.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q, have been re-executed as of the date of this Amendment and are filed and furnished, respectively, as exhibits hereto, as set forth in Item 6 of this Amendment.  No other changes have been made to the Form 10-Q other than as described above.

TILE SHOP HOLDINGS, INC.

Table of Contents

		Page

PART I. FINANCIAL INFORATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2015 (unaudited) and year ended December 31, 2014	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 6.	Exhibits	10

Signatures		11

Exhibit Index		12

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

The Company, two of its former executive officers, five of its outside directors, and certain companies affiliated with the directors, are defendants in a consolidated class action brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. v. Tile Shop Holdings, Inc., et al. Several related actions were filed in 2013, and then consolidated. The plaintiffs are three investors who seek to represent a class or classes consisting of (1) all purchasers of Tile Shop common stock between August 22, 2012 and January 28, 2014 (the “alleged class period”), seeking to pursue remedies under the Securities Exchange Act of 1934; and (2) all purchasers of Tile Shop common stock pursuant and/or traceable to the Company’s December 2012 and June 2013 registration statements, seeking to pursue remedies under the Securities Act of 1933. Eight firms who were underwriters in the December 2012 and June 2013 secondary public offerings are also named as defendants. In their consolidated amended complaint (the “complaint”) filed on May 23, 2014, the plaintiffs allege that certain defendants made false or misleading statements of material fact in press releases and SEC filings about the Company’s relationships with its vendors, its gross margins, and its supply chain and producer relationships, and that defendants failed to disclose certain related party transactions. The complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In addition to attorney’s fees and costs, the plaintiffs seek to recover damages on behalf of the members of the purported classes. The defendants are vigorously defending the matter. The defendants moved to dismiss the complaint in July 2014, and that motion was granted in part and denied in part by an Order of the court on March 4, 2015. The matter is now in the early stages of discovery.

The Company is also a Nominal Defendant in two matters brought derivatively on behalf of the Company by two shareholders of the Company. The first such action was filed on March 17, 2015 in the United States District Court for the District of Minnesota and is captioned Kinkeung Mok v. Rucker, et al. That action also names the Company’s former CEO, five of the Company’s outside directors, and a former employee of the Company as defendants. The Mok complaint alleges breaches of fiduciary duty by the Company’s board pertaining to the alleged sale of tiles containing high concentrations of lead as well as the Company’s alleged failure to disclose certain related party transactions. The complaint also alleges that a former employee of the Company was unjustly enriched as a result of certain related party transactions. The Mok complaint was voluntarily dismissed in Minnesota on or about May 1, 2015 and will be refiled in Deleware. The second derivative action was filed on April 7, 2015 in the Court of Chancery of the State of Delaware and is captioned City of Haverhill Retirement System v. Rucker, et al. That action also names the Company’s former CEO, the Company’s current CEO, and five of the Company’s outside directors as defendants. The Haverhill complaint alleges breach of fiduciary duty by the Company’s board pertaining to the Company’s alleged failure to disclose certain related party transactions as well as waste of corporate assets. Both complaints seek to recover from defendants those damages sustained by the Company as a result of defendants’ alleged breaches of fiduciary duty, disgorgement, and attorneys’ fees. The Haverhill action also seeks reforms to the Company’s corporate governance and internal procedures. The defendants have not yet responded to the complaints but intend to defend them.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, two of its former executive officers, five of its outside directors, and certain companies affiliated with the directors, are defendants in a consolidated class action brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. v. Tile Shop Holdings, Inc., et al. Several related actions were filed in 2013, and then consolidated. The plaintiffs are three investors who seek to represent a class or classes consisting of (1) all purchasers of Tile Shop common stock between August 22, 2012 and January 28, 2014 (the “alleged class period”), seeking to pursue remedies under the Securities Exchange Act of 1934; and (2) all purchasers of Tile Shop common stock pursuant and/or traceable to the Company’s December 2012 and June 2013 registration statements, seeking to pursue remedies under the Securities Act of 1933. Eight firms who were underwriters in the December 2012 and June 2013 secondary public offerings are also named as defendants. In their consolidated amended complaint (the “complaint”) filed on May 23, 2014, the plaintiffs allege that certain defendants made false or misleading statements of material fact in press releases and SEC filings about the Company’s relationships with its vendors, its gross margins, and its supply chain and producer relationships, and that defendants failed to disclose certain related party transactions. The complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In addition to attorney’s fees and costs, the plaintiffs seek to recover damages on behalf of the members of the purported classes. The defendants are vigorously defending the matter. The defendants moved to dismiss the complaint in July 2014, and that motion was granted in part and denied in part by an Order of the court on March 4, 2015. The matter is now in the early stages of discovery.

The Company is also a Nominal Defendant in two matters brought derivatively on behalf of the Company by two shareholders of the Company. The first such action was filed on March 17, 2015 in the United States District Court for the District of Minnesota and is captioned Kinkeung Mok v. Rucker, et al. That action also names the Company’s former CEO, five of the Company’s outside directors, and a former employee of the Company as defendants. The Mok complaint alleges breaches of fiduciary duty by the Company’s board pertaining to the alleged sale of tiles containing high concentrations of lead as well as the Company’s alleged failure to disclose certain related party transactions. The complaint also alleges that a former employee of the Company was unjustly enriched as a result of certain related party transactions. The Mok complaint was voluntarily dismissed in Minnesota on or about May 1, 2015 and will be refiled in Delaware. The second derivative action was filed on April 7, 2015 in the Court of Chancery of the State of Delaware and is captioned City of Haverhill Retirement System v. Rucker, et al. That action also names the Company’s former CEO, the Company’s current CEO, and five of the Company’s outside directors as defendants. The Haverhill complaint alleges breach of fiduciary duty by the Company’s board pertaining to the Company’s alleged failure to disclose certain related party transactions as well as waste of corporate assets. Both complaints seek to recover from defendants those damages sustained by the Company as a result of defendants’ alleged breaches of fiduciary duty, disgorgement, and attorneys’ fees. The Haverhill action also seeks reforms to the Company’s corporate governance and internal procedures. The defendants have not yet responded to the complaints but intend to defend them.

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

ITEM 6. EXHIBITS

Exhibits

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

TILE SHOP HOLDINGS, INC.

Dated: May 6, 2015	By:	/s/ CHRIS R. HOMEISTER
Chris R. Homeister
Chief Executive Officer

Dated: May 6, 2015	By:	/s/ KIRK L. GEADELMANN
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