Form 10-Q
period 2015-06-30
TILE SHOP HOLDINGS, INC.
filed 2015-08-04
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from – to -

Commission file number: 001-35629

TILE SHOP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	45-5538095 (I.R.S. Employer Idenfitication No.)

14000 Carlson Parkway Plymouth, Minnesota (Address of principal executive offices)	55441 (Zip Code)

(763) 852-2988

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒ No

As of July 31, 2015, there were 51,320,463 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

Table of Contents

		Page

PART I. FINANCIAL INFORATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and Decemeber 31, 2014	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (unaudited)	5

	Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the six months ended June 30, 2015 (unaudited) and year ended December 31, 2014	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited)	7

	Notes to Condensed Consolidated Finanical Statements (unaudited)	8

Item 2.	Mangement's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Contorls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Saftey Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		21

Exhibit Index		22

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$12,829	$5,759
Trade receivables, net	2,261	1,712
Inventories	64,590	68,857
Income tax receivable	667	4,937
Deferred tax and other current assets	7,617	7,268
Total Current Assets	87,964	88,533
Property, plant and equipment, net	134,805	139,294
Deferred tax and other assets	26,865	24,363
Total Assets	$249,634	$252,190

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,804	$13,759
Income tax payable	4,290	-
Other accrued liabilities	22,161	18,393
Total Current Liabilities	42,255	32,152
Long-term debt, net	63,805	88,525
Capital lease obligation, net	838	890
Deferred rent	34,793	33,163
Other long-term liabilities	3,429	3,765
Total Liabilities	145,120	158,495

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,316,713 and 51,314,005 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	177,040	174,371
Accumulated deficit	(72,532)	(80,681)
Accumulated other comprehensive income	1	-
Total Stockholders' Equity	104,514	93,695
Total Liabilities and Stockholders' Equity	$249,634	$252,190

See accompanying Notes to Condensed Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$75,706	$66,665	$148,669	$131,044
Cost of sales	24,413	20,163	46,405	39,609
Gross profit	51,293	46,502	102,264	91,435
Selling, general and administrative expenses	42,855	39,382	86,631	77,355
Income from operations	8,438	7,120	15,633	14,080
Interest expense	795	735	1,598	1,445
Other income (expense)	34	(4)	63	(72)
Income before income taxes	7,677	6,381	14,098	12,563
Provision for income taxes	3,187	2,553	5,949	5,025
Net income	$4,490	$3,828	$8,149	$7,538

Income per common share:
Basic	$0.09	$0.08	$0.16	$0.15
Diluted	$0.09	$0.07	$0.16	$0.15

Weighted average shares outstanding:
Basic	51,125,985	51,003,063	51,125,605	51,001,589
Diluted	51,388,602	51,323,770	51,212,955	51,361,967

See accompanying Notes to Condensed Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net earnings	$4,490	$3,828	$8,149	$7,538
Other comprehensive income, net of tax
Currency translation adjustment	1	-	1	-
Other comprehensive income	1	-	1	-
Comprehensive income	$4,491	$3,828	$8,150	$7,538

See accompanying Notes to Condensed Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in- capital	Treasury units	Retained earnings (deficit)	Accumulated other comprehensive income	Total
Balance at December 31, 2013	51,229,720	$5	$169,719	$-	$(91,228)	$-	$78,496
Issuance of restricted shares	76,066	-	-	-	-	-	-
Stock based compensation	-	-	4,617	-	-	-	4,617
Stock option exercises	8,219	-	35	-	-	-	35
Net income	-	-	-	-	10,547	-	10,547
Balance at December 31, 2014	51,314,005	$5	$174,371	$-	$(80,681)	$-	$93,695
Issuance of restricted shares	-	-	-	-	-	-	-
Stock based compensation	-	-	2,642	-	-	-	2,642
Stock option exercises	2,708	-	27	-	-	-	27
Foreign currency translation adjustments	-	-	-	-	-	1	1
Net income	-	-	-	-	8,149	-	8,149
Balance at June 30, 2015	51,316,713	$5	$177,040	$-	$(72,532)	$1	$104,514

See accompanying Notes to Condensed Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$8,149	$7,538
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	168	101
Debt issuance cost writeoff	194	-
Depreciation and amortization	11,093	9,226
Loss on disposals of property, plant and equipment	49	135
Deferred rent	1,629	4,599
Stock based compensation	2,642	2,626
Deferred income taxes	(2,165)	-
Changes in operating assets and liabilities:
Trade receivables	(549)	(806)
Inventories	4,267	8,175
Prepaid expenses and other current assets	(465)	729
Accounts payable	2,645	(9,896)
Income tax receivable/ payable	8,560	3,499
Accrued expenses and other liabilities	2,573	185
Net cash provided by operating activities	38,790	26,111

Cash Flows From Investing Activities
Proceeds from cash surrender value of life insurance policy	-	677
Purchases of property, plant and equipment	(7,597)	(25,434)
Proceeds from the sale of property, plant and equipment	9	212
Net cash used in investing activities	(7,588)	(24,545)

Cash Flows From Financing Activities
Release of restricted cash	-	754
Payments of long-term debt and capital lease obligations	(28,424)	(13,531)
Advances on line of credit	5,250	13,000
Proceeds from exercise of stock options	19	5
Debt issuance costs	(968)	-
Security deposits	(10)	(29)
Net cash (used in) provided by financing activities	(24,133)	199

Effect of exchange rate changes on cash	1	-

Net change in cash	7,070	1,765

Cash and cash equivalents beginning of period	5,759	1,761
Cash and cash equivalents end of period	$12,829	$3,526

Supplemental disclosure of cash flow information

	2015	2014
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$250	$1,976
Cash paid for interest	1,807	1,427
Cash (received) paid for income taxes	(2,611)	1,526

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

The Company is engaged in the sale of tile, stone, glass, and other flooring products. The Company also manufactures setting and maintenance materials in Michigan, Virginia, Oklahoma and Wisconsin. The Company’s primary market is retail sales to consumers, contractors, designers and small home builders. As of June 30, 2015, the Company had 110 stores in 31 states and an on-line retail operation. The Company also has distribution centers located in Michigan, Virginia, Oklahoma and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The accounting policies used in preparing these Condensed Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K.

Note 2: Inventories:

Inventories are stated at the lower of cost (determined on the weighted average cost method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of June 30, 2015 and December 31, 2014:

	(in thousands)
	June 30, 2015	December 31, 2014
Finished goods	$53,380	$58,323
Raw materials	2,571	2,356
Finished goods in transit	8,639	8,178
Total	$64,590	$68,857

The Company records provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable.

Note 3: Income taxes:

The Company's effective tax rate on net income before income taxes for the three month periods ended June 30, 2015 and 2014 was 41.5% and 40.0%, respectively. For the three month periods ended June 30, 2015 and 2014, the Company recorded a provision for income taxes of $3.2 million and $2.6 million, respectively. The effective tax rate during the three month period ended June 30, 2015 was higher due to the impact of state tax rate changes on the Company’s deferred tax balances, which resulted in an unfavorable adjustment to tax expense.

The Company's effective tax rate on net income before income taxes for the six month periods ended June 30, 2015 and 2014 was 42.2% and 40.0%, respectively. For the six month periods ended June 30, 2015 and 2014, the Company recorded a provision for income taxes of $5.9 million and $5.0 million, respectively. The effective tax rate during the six month period ended June 30, 2015 was higher due to the impact of state tax rate changes on the Company’s deferred tax balances, which resulted in an unfavorable adjustment to tax expense.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of June 30, 2015 and 2014, the Company has not recognized any liabilities for uncertain tax positions nor have interest and penalties related to uncertain tax positions been accrued.

Note 4: Earnings Per Share:

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands)		(dollars in thousands)
	For the three months Ended June 30,		For the six months Ended June 30,
	2015	2014	2015	2014
Net income	$4,490	$3,828	$8,149	$7,538
Weighted average basic shares outstanding	51,125,985	51,003,063	51,125,605	51,001,589
Effect of diluted securities attributable to stock based awards	262,617	320,707	87,350	360,378
Weighted average diluted shares outstanding	51,388,602	51,323,770	51,212,955	51,361,967
Income per common share:
Basic	$0.09	$0.08	$0.16	$0.15
Dilutive	$0.09	$0.07	$0.16	$0.15
Anti-dilutive securities excluded from EPS calculation	761,401	920,118	1,056,177	875,620

Note 5: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	June 30, 2015	December 31, 2014
Customer deposits	$6,261	$5,038
Accrued wages and salaries	4,040	3,209
Current portion of debt and capital lease obligation	5,252	3,850
Sales return reserve	3,575	3,292
Taxes/other	3,032	2,600
Interest payable	1	404
Total accrued liabilities	$22,161	$18,393

Note 6: Long-term Debt

On June 2, 2015, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At June 30, 2015 the base interest rate was 4.00% and the LIBOR-based interest rate was 1.94%. Borrowings outstanding consisted of $18.0 million on the revolving line of credit and $50.0 million on the term loan as of June 30, 2015. Additional borrowings pursuant to the Credit Agreement may be used to support the Company’s growth and for working capital purposes. The Company incurred $1.0 million of debt issuance costs in connection with the Credit Agreement. These costs were capitalized as other current and other noncurrent assets that will be amortized over the five-year life of the credit agreement. The term loan requires quarterly principal payments as follows (in thousands):

Period
September 30, 2015 to June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. The Company was in compliance with the covenants as of June 30, 2015.

The Credit Agreement superseded and replaced in its entirety the Company’s senior secured credit facility with Bank of America, N.A. dated October 3, 2012, as amended on April 30, 2013, July 8, 2013, March 26, 2014 and September 29, 2014. The Company used the $50.0 million term loan and $23.0 million drawn on the line of credit pursuant to the Credit Agreement to refinance all of the existing indebtedness outstanding under the Company’s prior credit facility in the amount of approximately $73.0 million, which consisted of $72.8 million in unpaid principal and approximately $0.2 million in accrued and unpaid interest and fees. The Company also recorded a $0.2 million charge in interest expense to write-off of the unamortized deferred financing fees associated with the October 3, 2012 credit facility as of the date of the termination.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7: Fair Value of Financial Instruments

These condensed consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable, and debt. At June 30, 2015 and December 31, 2014, the carrying amount of the Company’s cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximated their fair values due to their short-term maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

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

Note 8: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock-based awards at fair value. The financial statements for the three and six months ended June 30, 2015 and 2014 include compensation cost for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three and six months ended June 30, 2015 total stock based compensation expense related to stock options was $0.9 million and $1.7 million, respectively. For the three and six months ended June 30, 2014 total stock based compensation expense related to stock options was $0.8 million and $1.8 million, respectively. Stock based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of June 30, 2015, the Company had 2,672,500 outstanding stock options at a weighted average exercise price of $12.88.

Restricted stock:

The Company awards restricted common shares to selected employees, and non-employee directors. Recipients are not required to provide any consideration other than continued service. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. For the three and six months ended June 30, 2015 total stock based compensation expense related to restricted stock was $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2014 total stock based compensation expense related to restricted stock was $0.4 million and $0.8 million, respectively. Stock based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of June 30, 2015, the Company had 189,235 outstanding restricted common shares.

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

The Company also is a Defendant in a consolidated action brought derivatively on behalf of the Company by two shareholders of the Company. One action was first filed in the United States District Court for the District of Minnesota, and then voluntarily dismissed and re-filed in the Court of Chancery for the State of Delaware (“Delaware Chancery Court”). The second action was filed in Delaware Chancery Court. The two actions have since been consolidated by the Delaware Chancery Court under the caption In re Tile Shop Holdings, Inc. Stockholder Derivative Litigation. On July 31, 2015, the plaintiff-shareholders filed their Verified Consolidated Stockholder Derivative Complaint (“complaint”). The complaint names as defendants six members of the Company’s Board of Directors, and a former employee of the Company. The complaint tracks many of the same factual allegations as have been made in the above-described federal securities class action. It alleges that the defendant-directors breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, by engaging in or approving alleged insider trading, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaint also alleges claims for insider trading and unjust enrichment. The complaint seeks damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. Defendants have not yet responded to the complaint, but intend to defend the action.

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

Note 11: New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in its fiscal year 2018, and permits the use of either a retrospective or a cumulative effect transition method. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance, is effective for the Company in its fiscal year 2016, and requires retrospective application. The Company anticipates reclassifying $2.2 million of unamortized debt issuance costs from other asset accounts to net against debt upon adopting this standard in the first quarter of 2016.

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

Overview and Recent Trends

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of June 30, 2015, we operated 110 stores in 31 states, with an average size of 22,100 square feet. We also sell our products on our website.

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

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened 3 new stores in the first six months of 2015, and opened 19 new stores in the United States in 2014. We plan to open an additional 4 to 5 stores in 2015. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill orders at these new locations.

For the three and six months ended June 30, 2015, we reported net sales of $75.7 million and $148.7 million, respectively, and income from operations of $8.4 million and $15.6 million, respectively. For the three and six months ended June 30, 2014, we reported net sales of $66.7 million and $131.0 million, respectively, and income from operations of $7.1 million and $14.1 million, respectively. The increase in sales and income from operations was primarily due to same store sales growth of 5.1% for the six months ended June 30, 2015 and an increase in revenue from new stores opened in the second half of 2014 that are not included in same store sales.

Net cash provided by operating activities was $38.8 million and $26.1 million for the six months ended June 30, 2015 and 2014, respectively, which was used to fund capital expenditures for opening new stores and daily operations, and in 2015, debt repayments. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows. As of June 30, 2015, we had cash of $12.8 million and working capital of $45.7 million.

Key Components of our Consolidated Statements of Income

Net Sales Net sales represents total charges to customers, net of returns, and includes freight charged to customers. We recognize sales at the time that the customer takes possession of the merchandise or final delivery of the product has occurred. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Sales and other taxes are recorded in the consolidated balance sheets, but netted in the consolidated statements of operations.

The table below sets forth information about our same store sales growth for the six month period ended June 30, 2015 and 2014. Our increase in same store sales growth is primarily attributable to increases in number of orders, as well as average order size. During the six months ended June 30, 2014, the decrease in comparable sales was attributable to several factors including unusually harsh winter weather conditions experienced throughout much of the country, and a challenging macroeconomic environment during which existing home sales decreased, which resulted in a decrease in traffic in our stores. In addition, we experienced higher turnover of store managers and sales associates which also negatively impacted sales. Same store sale amounts include total charges to customers less any actual returns, and the change in the returns provision related to comparable stores. In general, we consider a store comparable on the first day of the 13th full month of operation.

	Six Months Ended June 30,
	2015	2014
Same store sales growth	5.1%	(1.0%	)

Between July 1, 2014 and June 30, 2015, we opened 12 new retail locations. Incremental net sales of $11.0 million occurred in the six months ended June 30, 2015 that were from stores not included in the comparable store base. Comparable store sales for the six months ended June 30, 2015 increased $6.6 million, compared to the six months ended June 30, 2014.

Cost of Sales Cost of sales consists primarily of material costs, freight, duties, and storage and delivery of product to the customers, as well as costs associated with manufacturing of setting and maintenance materials. For the six months ended June 30, 2015 and 2014, our cost of sales as a percentage of net sales was 31.2% and 30.2%, respectively. The increase in cost of sales as a percentage of net sales was primarily attributable to pricing tests conducted in certain markets during the second quarter of 2015.

Gross Profit Gross profit is net sales less cost of sales. Gross margin is the percentage determined by dividing gross profit by net sales.

Selling, general, and administrative expenses Payroll costs and occupancy expenses have historically been our most significant selling, general, and administrative expenses. Payroll costs exclude certain costs associated with distribution and manufacturing labor, as those costs are included in cost of sales. For the six months ended June 30, 2015 and 2014, our selling, general, and administrative expenses as a percentage of net sales were 58.3% and 59.0%, respectively. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily due to a maturing store base that had higher net sales levels, which outpaced the growth of selling, general, and administrative expenses.

Pre-opening costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs, occupancy costs and promotional costs. Pre-opening costs are expensed as incurred and recorded in selling, general and administrative expenses.

Income taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rate for the six months ended June 30, 2015 and 2014 was 42.2% and 40.0%, respectively. The increase in income taxes was due to higher income before taxes and a higher effective tax rate in 2015.

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net income calculated in accordance with GAAP, and adjusting interest expense, income taxes, depreciation and amortization, stock based compensation and other special charges including investigation and litigation costs. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. Free cash flows is calculated by taking net cash provided by operating activities and adding net cash used for capital expenditures. Non-GAAP net income excludes the special charges including investigation and litigation costs, and is net of tax.

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

The reconciliation of adjusted EBITDA to net income for the three and six months ended June 30, 2015 and 2014 is as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$4,490	$3,828	$8,149	$7,538
Interest expense	795	735	1,598	1,445
Income taxes	3,187	2,553	5,949	5,025
Depreciation	5,444	4,815	11,093	9,226
Special charges	276	225	790	1,353
Stock-based compensation	1,338	1,229	2,643	2,626
Adjusted EBITDA	$15,530	$13,385	$30,222	$27,213

The reconciliation of free cash flows to net cash provided by operating activities and used for capital expenditures for the six months ended June 30, 2015 and 2014 is as follows:

	(in thousands)
	Six months ended June 30,
	2015	2014
Net cash provided by operating activities	$38,790	$26,111
Purchase of property, plant and equipment	(7,597)	(25,434)
Free Cash Flows	$31,193	$677

The reconciliation of Non-GAAP net income to income before income taxes for the three and six months ended June 30, 2015 and 2014 is as follows:

	(in thousands)
	Three months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Reported income before income taxes	$7,677	$6,381	$14,098	$12,563
Loss on extinguishment of debt	194	-	194	-
Special charges	276	225	790	1,353
Non-GAAP net income before taxes	8,147	6,606	15,082	13,916
Provision for income taxes	3,382	2,643	6,365	5,566
Non-GAAP net income	$4,765	$3,963	$8,717	$8,350

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

	(in thousands)
	2015	% of sales	2014	% of sales
Net sales	$75,706		$66,665
Cost of sales	24,413	32.2%	20,163	30.2%
Gross profit	51,293	67.8%	46,502	69.8%
Selling, general and administrative expenses	42,855	56.7%	39,382	59.1%
Income from operations	8,438	11.1%	7,120	10.7%
Interest expense	795	1.0%	735	1.1%
Other income (expense)	34	0.0%	(4)	(0.0%)
Income before income taxes	7,677	10.1%	6,381	9.6%
Provision for income taxes	3,187	4.2%	2,553	3.8%
Net income	$4,490	5.9%	$3,828	5.7%

Net sales Net sales for the second quarter of 2015 increased $9.0 million, or 13.6%, over the second quarter of 2014 as net sales in non-comparable stores increased $5.3 million and net sales in comparable stores increased $3.7 million. Net sales increased due to stronger sales performance at existing stores as well as the expansion of our store base by 12 locations, or 12.2%, compared to June 30, 2014.

Gross profit Gross profit for the second quarter of 2015 increased $4.8 million, or 10.3%, compared to the second quarter of 2014, primarily due to the increase in net sales. The gross margin rate decreased from 69.8% for the second quarter of 2014 to 67.8% for the second quarter of 2015. The decline in the gross margin rate was primarily attributable to pricing tests conducted in certain markets during the second quarter of 2015, higher mix of customer delivery sales and inventory transition activity.

Selling, general, and administrative expenses Selling, general, and administrative expenses for the second quarter of 2015 increased $3.5 million, or 8.8%, compared to the second quarter of 2014. The increase in selling, general, and administrative expenses was primarily due to an increase in salaries and payroll costs of $1.3 million and rent and occupancy costs of $0.9 million as a result of opening 12 new stores during the period from July 1, 2014 through June 30, 2015. Selling, general, and administrative expenses as a percentage of net sales decreased to 56.7% for the second quarter of 2015 compared to 59.1% for the second quarter of 2014. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily due to a maturing store base that has higher net sales levels, which outpaced the growth of selling, general, and administrative expenses.

Selling, general, and administrative expenses include costs of $0.3 million and $0.2 million for the second quarter of 2015 and 2014, respectively, which relate to legal matters, including investigation and litigation expenses.

Pre-opening costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the second quarter of 2015 and 2014, we incurred pre-opening costs of $0.1 million and $0.4 million, respectively.

Income from operations and operating margin As a result of the above, income from operations for the second quarter of 2015 increased by $1.3 million, or 18.5%, compared to the second quarter of 2014. Operating income margin for the second quarter of 2015 increased to 11.1%, compared to 10.7% for the second quarter of 2014. The increase is due to the changes noted above in net sales and gross profit.

Interest expense Interest expense increased $0.1 million for the second quarter of 2015 compared to the second quarter of 2014. The increase is primarily due to the write-off of debt issuance costs in the second quarter of 2015.

Income before income taxes We recorded net income before taxes of $7.7 million for the second quarter of 2015 compared to net income before taxes of $6.4 million for the second quarter of 2014.

Provision for income taxes Income tax provision increased $0.6 million for the second quarter of 2015 compared to the second quarter of 2014 due to higher income before taxes and a higher effective tax rate in the second quarter of 2015.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

	(in thousands)
	2015	% of sales	2014	% of sales
Net sales	$148,669		$131,044
Cost of sales	46,405	31.2%	39,609	30.2%
Gross profit	102,264	68.8%	91,435	69.8%
Selling, general and administrative expenses	86,631	58.3%	77,355	59.0%
Income from operations	15,633	10.5%	14,080	10.7%
Interest expense	1,598	1.0%	1,445	1.1%
Other income (expense)	63	0.0%	(72)	-0.1%
Income before income taxes	14,098	9.5%	12,563	9.6%
Provision for income taxes	5,949	4.0%	5,025	3.8%
Net income	$8,149	5.5%	$7,538	5.8%

Net sales Net sales for the six months ended June 30, 2015 increased $17.6 million, or 13.4%, over the six months ended June 30, 2014 as net sales in non-comparable stores increased $11.0 million and net sales in comparable stores increased $6.6 million. Net sales increased due to stronger sales performance at existing stores as well as the expansion of our store base by 12 locations, or 12.2%, compared to June 30, 2014.

Gross profit Gross profit for the six months ended June 30, 2015 increased $10.8 million, or 11.8%, compared to the six months ended June 30, 2014, primarily due to the increase in net sales. The gross margin rate decreased from 69.8% for the six months ended June 30, 2014 to 68.8% for the six months ended June 30, 2015. The decline in the gross margin rate was primarily attributable to pricing tests conducted in certain markets during the second quarter of 2015.

Selling, general, and administrative expenses Selling, general, and administrative expenses for the six months ended June 30, 2015 increased $9.3 million, or 12.0%, compared to the six months ended June 30, 2014. The increase in selling, general, and administrative expenses was primarily due to increased salaries and payroll costs of $4.0 million, rent and occupancy costs of $2.6 million, and increased depreciation and amortization of $1.4 million as a result of opening 12 new stores during the period from July 1, 2014 through June 30, 2015. In addition, advertising expense increased $1.3 million during the period due to lower advertising spend during the quarter ended March 31, 2014, as we chose to reduce advertising in response to lower demand caused by the harsh winter weather conditions experienced throughout the country. Selling, general, and administrative expenses as a percentage of net sales decreased to 58.3% for the six months ended June 30, 2015 compared to 59.0% for the six months ended June 30, 2014. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily due to a maturing store base that has higher net sales levels, which outpaced the growth of selling, general, and administrative expenses.

Selling, general, and administrative expenses include costs of $0.8 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively, which relate to legal matters, including investigation and litigation expenses.

Pre-opening costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the six months ended June 30, 2015 and 2014, we incurred pre-opening costs of $0.2 million and $1.0 million, respectively.

Income from operations and operating margin As a result of the above, income from operations for the six months ended June 30, 2015 increased by $1.6 million, or 11.0%, compared to the six months ended June 30, 2014. Operating income margin for the six months ended June 30, 2015 decreased to 10.5%, compared to 10.7% for the six months ended June 30, 2014. The decrease is due to the changes noted above in gross profit and selling, general and administrative expenses.

Interest expense Interest expense increased $0.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase is primarily due to the write-off of debt issuance costs that occurred in the second quarter of 2015.

Income before income taxes We recorded net income before taxes of $14.1 million for the six months ended June 30, 2015 compared to net income before taxes of $12.6 million for the six months ended June 30, 2014.

Provision for income taxes Income tax provision increased $0.9 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to higher income before income taxes and a higher effective tax rate during 2015.

Liquidity and Capital Resources

Our principal uses of liquidity have been investments in working capital and capital expenditures. Our principal sources of liquidity are $12.8 million of cash and cash equivalents at June 30, 2015, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, and general corporate purposes.

On June 2, 2015, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At June 30, 2015 the base interest rate was 4.00% and the LIBOR-based interest rate was 1.94%. Borrowings outstanding consisted of $18.0 million on the revolving line of credit and $50.0 million on the term loan as of June 30, 2015. The term loan requires quarterly principal payments as follows (in thousands):

Period
September 30, 2015 to June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. The Company was in compliance with the covenants as of June 30, 2015.

The Credit Agreement superseded and replaced in its entirety the Company’s senior secured credit facility with Bank of America, N.A. dated October 3, 2012, as amended on April 30, 2013, July 8, 2013, March 26, 2014 and September 29, 2014. The Company used the $50.0 million term loan and $23.0 million drawn on the line of credit pursuant to the Credit Agreement to refinance all of the existing indebtedness outstanding under the Company’s prior credit facility in the amount of approximately $73.0 million, which consisted of $72.8 million in unpaid principal and approximately $0.2 million in accrued and unpaid interest and fees. The Company also recorded a $0.2 million charge in interest expense to write-off of the unamortized deferred financing fees associated with the October 3, 2012 credit facility as of the date of the termination. Additional borrowings pursuant to the Credit Agreement may be used to support the Company’s growth and for working capital purposes.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital expenditures paid in the six months ended June 30, 2015 were $7.6 million. Approximately $6.2 million of this was for new store build-out and remodels of existing stores, $0.4 million was for improvements at our distribution and manufacturing facilities, and the remainder was for general corporate purposes.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. We intend to open an additional 4 to 5 stores at an expected aggregate cost of $5.0 million to $7.0 million in the remainder of 2015.

Cash flows

The following table summarizes our cash flow data for the six months ended June 30, 2015 and 2014.

	(in thousands)
	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$38,790	$26,111
Net cash used in investing activities	(7,588)	(24,545)
Net cash (used in) provided by financing activities	(24,133)	199

Operating activities

Cash from operations during the six months ended June 30, 2015 was $38.8 million, compared to $26.1 million during the six months ended June 30, 2014. The increase is attributable to improvements in working capital and an increase in net income.

Investing activities

Net cash used in investing activities totaled $7.6 million for the six months ended June 30, 2015, compared to $24.5 million for the six months ended June 30, 2014. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, new distribution and manufacturing facilities, and general corporate assets. The decrease in cash used in investing activities is due to the decrease in the number of stores opening in 2015 versus 2014. In the six months ended June 30, 2015, 3 new retail locations opened, compared to 10 new retail locations opened in the six months ended June 30, 2014.

Financing activities

Net cash used in financing activities was $24.1 million for the six months ended June 30, 2015, compared to net cash provided by financing activities of $0.2 million for the six months ended June 30, 2014. Cash used in financing activities during the six months ended June 30, 2015 was primarily for payments of long-term debt and capital lease obligations of $28.4 million, partially offset by net proceeds from our revolving credit facility of $5.3 million. At June 30, 2015, the Company was in compliance with its debt covenants. The Company intends to pay the principal payments using cash from operations.

Cash and cash equivalents totaled $12.8 million at June 30, 2015, versus $5.8 million at December 31, 2014. The Company has working capital of $45.7 million at June 30, 2015, compared to working capital of $56.4 million at December 31, 2014.

Off-balance sheet arrangements

As of June 30, 2015 and December 31, 2014, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual arrangements

As of June 30, 2015, there were no significant changes to our contractual obligations.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in its fiscal year 2018, and permits the use of either a retrospective or a cumulative effect transition method. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance, is effective for the Company in its fiscal year 2016, and requires retrospective application. The Company anticipates reclassifying $2.2 million of unamortized debt issuance costs from other asset accounts to net against debt upon adopting this standard in the first quarter of 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurring during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Material Weakness Previously Identified

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014 a material weakness involving the selection and deployment of general control activities over technology, the completeness and accuracy of data used in the performance of control activities, and control activities designed to mitigate identified risks including compliance with established accounting policies. This material weakness still exists, and as a result, our management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company also is a Defendant in a consolidated action brought derivatively on behalf of the Company by two shareholders of the Company. One action was first filed in the United States District Court for the District of Minnesota, and then voluntarily dismissed and re-filed in the Court of Chancery for the State of Delaware (“Delaware Chancery Court”). The second action was filed in Delaware Chancery Court. The two actions have since been consolidated by the Delaware Chancery Court under the caption In re Tile Shop Holdings, Inc. Stockholder Derivative Litigation. On July 31, 2015, the plaintiff-shareholders filed their Verified Consolidated Stockholder Derivative Complaint (“complaint”). The complaint names as defendants six members of the Company’s Board of Directors, and a former employee of the Company. The complaint tracks many of the same factual allegations as have been made in the above-described federal securities class action. It alleges that the defendant-directors breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, by engaging in or approving alleged insider trading, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaint also alleges claims for insider trading and unjust enrichment. The complaint seeks damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. Defendants have not yet responded to the complaint, but intend to defend the action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1

Certificate of Incorporation of Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012).

3.2	By-Laws of Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012).

10.1	Credit Agreement, dated as of June 2, 2015, by and among the Company, The Tile Shop, Tile Shop Lending, Inc., The Tile Shop of Michigan, LLC, each lender from time to time party thereto, Fifth Third Bank, as Administrative Agent, Swing Line Lender and L/C Issuer, and Bank of America, N.A., as Syndication Agent, and the Huntington National Bank, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Security Exchange Commission on June 4, 2015).

10.2	Security Agreement, dated as of June 2, 2015, by and among the Company, The Tile Shop, Tile Shop Lending, Inc., The Tile Shop of Michigan, LLC, and Fifth Third Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Security and Exchange Commission on June 4, 2015).

10.3	Guaranty Agreement, dated as of June 2, 2015, by and among the Company, The Tile Shop, Tile Shop Lending, Inc., The Tile Shop of Michigan, LLC, and Fifth Third Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report of Form 8-K filed with the Security and Exchange Commission on June 4, 2015).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Finanical Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: August 4, 2015	By:	/s/ CHRIS R. HOMEISTER
Chris R. Homeister
Chief Executive Officer

Dated: August 4, 2015	By:	/s/ KIRK L. GEADELMANN
Kirk L. Geadelmann
Chief Financial Officer

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Incorporation of Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012).

3.2	By-Laws of Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012).

10.1	Credit Agreement, dated as of June 2, 2015, by and among the Company, The Tile Shop, Tile Shop Lending, Inc., The Tile Shop of Michigan, LLC, each lender from time to time party thereto, Fifth Third Bank, as Administrative Agent, Swing Line Lender and L/C Issuer, and Bank of America, N.A., as Syndication Agent, and the Huntington National Bank, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Security Exchange Commission on June 4, 2015).

10.2	Security Agreement, dated as of June 2, 2015, by and among the Company, The Tile Shop, Tile Shop Lending, Inc., The Tile Shop of Michigan, LLC, and Fifth Third Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Security and Exchange Commission on June 4, 2015).

10.3	Guaranty Agreement, dated as of June 2, 2015, by and among the Company, The Tile Shop, Tile Shop Lending, Inc., The Tile Shop of Michigan, LLC, and Fifth Third Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report of Form 8-K filed with the Security and Exchange Commission on June 4, 2015).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Finanical Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.