Form 10-Q
period 2015-09-30
TILE SHOP HOLDINGS, INC.
filed 2015-10-28
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to

such filing requirements for the past 90 days. ⌧Yes    □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ⌧Yes    □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ⌧ No

As of October 26, 2015, there were 51,376,166 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

Table of Contents

		Page

PART I. FINANCIAL INFORATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2015 (unaudited) and year ended December 31, 2014	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

Exhibit Index		23

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	September 30, 2015
	(unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$14,644	$5,759
Trade receivables, net	2,248	1,712
Inventories	63,195	68,857
Income tax receivable	820	4,937
Deferred tax and other current assets	8,281	7,268
Total Current Assets	89,188	88,533
Property, plant and equipment, net	134,789	139,294
Deferred tax and other assets	24,169	24,363
Total Assets	$248,146	$252,190

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,621	$13,759
Income tax payable	3,252	-
Other accrued liabilities	22,414	18,393
Total Current Liabilities	41,287	32,152
Long-term debt, net	57,555	88,525
Capital lease obligation, net	818	890
Deferred rent	35,320	33,163
Other long-term liabilities	3,260	3,765
Total Liabilities	138,240	158,495

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,376,166 and 51,314,005 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	178,678	174,371
Accumulated deficit	(68,771)	(80,681)
Accumulated other comprehensive income (loss)	(6)	-
Total Stockholders' Equity	109,906	93,695
Total Liabilities and Stockholders' Equity	$248,146	$252,190

See accompanying Notes to Condensed Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$72,404	$62,806	$221,073	$193,850
Cost of sales	21,691	19,348	68,096	58,957
Gross profit	50,713	43,458	152,977	134,893
Selling, general and administrative expenses	44,047	39,752	130,678	117,106
Income from operations	6,666	3,706	22,299	17,787
Interest expense	503	906	2,101	2,352
Other income (expense)	34	(290)	97	(363)
Income before income taxes	6,197	2,510	20,295	15,072
Provision for income taxes	2,436	1,006	8,385	6,031
Net income	$3,761	$1,504	$11,910	$9,041

Income per common share:
Basic	$0.07	$0.03	$0.23	$0.18
Diluted	$0.07	$0.03	$0.23	$0.18

Weighted average shares outstanding:
Basic	51,161,348	51,016,487	51,137,650	51,006,610
Diluted	51,424,979	51,066,497	51,254,547	51,103,216

See accompanying Notes to Condensed Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net earnings	$3,761	$1,504	$11,910	$9,041
Other comprehensive income (loss), net of tax Currency translation adjustment	(7)	-	(6)	-
Other comprehensive income (loss)	(7)	-	(6)	-
Comprehensive income	$3,754	$1,504	$11,904	$9,041

See accompanying Notes to Condensed Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in- capital	Treasury units	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2013	51,229,720	$5	$169,719	$-	$(91,228)	$-	$78,496
Issuance of restricted shares	76,066	-	-	-	-	-	-
Stock based compensation	-	-	4,617	-	-	-	4,617
Stock option exercises	8,219	-	35	-	-	-	35
Net income	-	-	-	-	10,547	-	10,547
Balance at December 31, 2014	51,314,005	$5	$174,371	$-	$(80,681)	$-	$93,695
Issuance of restricted shares	54,036	-	-	-	-	-	-
Stock based compensation	-	-	4,226	-	-	-	4,226
Stock option exercises	8,125	-	81	-	-	-	81
Foreign currency translation adjustments	-	-	-	-	-	(6)	(6)
Net income	-	-	-	-	11,910	-	11,910
Balance at September 30, 2015	51,376,166	$5	$178,678	$-	$(68,771)	$(6)	$109,906

See accompanying Notes to Condensed Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$11,910	$9,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	16,597	14,302
Amortization of debt issuance costs	238	156
Debt issuance cost writeoff	194	-
Loss on disposals of property, plant and equipment	112	462
Deferred rent	2,156	5,687
Stock based compensation	4,226	3,910
Deferred income taxes	954	-
Changes in operating assets and liabilities:
Trade receivables	(536)	(698)
Inventories	5,661	4,781
Prepaid expenses and other current assets	(1,634)	(376)
Accounts payable	1,341	(6,141)
Income tax receivable/ payable	7,369	5,184
Accrued expenses and other liabilities	2,793	1,805
Net cash provided by operating activities	51,381	38,113

Cash Flows From Investing Activities
Proceeds from cash surrender value of life insurance policy	-	677
Purchases of property, plant and equipment	(12,196)	(34,389)
Proceeds from the sale of property, plant and equipment	9	212
Net cash used in investing activities	(12,187)	(33,500)

Cash Flows From Financing Activities
Release of restricted cash	-	754
Payments of long-term debt and capital lease obligations	(39,662)	(19,458)
Advances on line of credit	10,250	18,000
Proceeds from exercise of stock options	81	35
Debt issuance costs	(968)	-
Security deposits	(5)	(31)
Net cash used in financing activities	(30,304)	(700)

Effect of exchange rate changes on cash	(5)	-

Net change in cash	8,885	3,913

Cash and cash equivalents beginning of period	5,759	1,761
Cash and cash equivalents end of period	$14,644	$5,674

Supplemental disclosure of cash flow information

	2015	2014
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,370	$1,695
Cash paid for interest	2,310	2,289
Cash paid for income taxes	1,016	847

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

The Company is engaged in the sale of tile, stone, glass, and other flooring products. The Company also manufactures setting and maintenance materials in Michigan, Virginia, Oklahoma and Wisconsin. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of September 30, 2015, the Company had 111 stores in 31 states and an on-line retail operation. The Company also has distribution centers located in Michigan, Virginia, Oklahoma and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The accounting policies used in preparing these Condensed Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K.

Note 2: Inventories:

Inventories are stated at the lower of cost (determined on the weighted average cost method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of September 30, 2015 and December 31, 2014:

	(in thousands)
	September 30, 2015	December 31, 2014
Finished goods	$55,265	$58,323
Raw materials	2,271	2,356
Finished goods in transit	5,659	8,178
Total	$63,195	$68,857

The Company records provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable.

Note 3: Income taxes:

The Company's effective tax rate on net income before income taxes for the three month periods ended September 30, 2015 and 2014 was 39.3% and 40.1%, respectively. For the three month periods ended September 30, 2015 and 2014, the Company recorded a provision for income taxes of $2.4 million and $1.0 million, respectively.

The Company's effective tax rate on net income before income taxes for the nine month periods ended September 30, 2015 and 2014 was 41.3% and 40.0%, respectively. For the nine month periods ended September 30, 2015 and 2014, the Company recorded a provision for income taxes of $8.4 million and $6.0 million, respectively. The effective tax rate during the nine month period ended September 30, 2015 was higher due to the impact of state tax rate changes on the Company’s deferred tax balances.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of September 30, 2015 and 2014, the Company has not recognized any liabilities for uncertain tax positions nor have interest and penalties related to uncertain tax positions been accrued.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income	$3,761	$1,504	$11,910	$9,041
Weighted average basic shares outstanding	51,161,348	51,016,487	51,137,650	51,006,610
Effect of dilutive securities attributable to stock-based awards	263,631	50,010	116,897	96,606
Weighted average diluted shares outstanding	51,424,979	51,066,497	51,254,547	51,103,216
Income per common share:
Basic	$0.07	$0.03	$0.23	$0.18
Dilutive	$0.07	$0.03	$0.23	$0.18
Anti-dilutive securities excluded from EPS calculation	769,778	1,555,332	1,021,033	947,720

Note 5: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	September 30, 2015	December 31, 2014
Customer deposits	$6,253	$5,038
Current portion of debt and capital lease obligation	5,220	3,850
Accrued wages and salaries	4,289	3,209
Sales return reserve	3,450	3,292
Taxes/other	3,201	2,600
Interest payable	1	404
Total accrued liabilities	$22,414	$18,393

Note 6: Long-term Debt

On June 2, 2015, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At September 30, 2015 the base interest rate was 4.00% and the LIBOR-based interest rate was 1.94%. Borrowings outstanding consisted of $13.0 million on the revolving line of credit and $48.8 million on the term loan as of September 30, 2015. Additional borrowings pursuant to the Credit Agreement may be used to support the Company’s growth and for working capital purposes. The Company incurred $1.0 million of debt issuance costs in connection with the Credit Agreement. These costs were capitalized as other current and other noncurrent assets, and will be amortized over the five-year life of the Credit Agreement. The term loan requires quarterly principal payments as follows (in thousands):

Period
December 31, 2015 to June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. The Company was in compliance with the covenants as of September 30, 2015.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7: Fair Value of Financial Instruments

These condensed consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable, and debt. At September 30, 2015 and December 31, 2014, the carrying amount of the Company’s cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximated their fair values due to their short-term maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

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

Note 8: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock-based awards at fair value. The financial statements for the three and nine months ended September 30, 2015 and 2014 include compensation cost for the portion of outstanding awards that vested during those periods. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three and nine months ended September 30, 2015 total stock-based compensation expense related to stock options was $1.1 million and $2.7 million, respectively. For the three and nine months ended September 30, 2014 total stock-based compensation expense related to stock options was $0.8 million and $2.6 million, respectively. Stock-based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2015, the Company had outstanding stock options to purchase 2,700,695 shares of common stock at a weighted average exercise price of $12.93.

Restricted stock:

The Company awards restricted common shares to selected employees, and non-employee directors. Recipients are not required to provide any consideration other than continued service. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. For the three and nine months ended September 30, 2015 total stock-based compensation expense related to restricted stock was $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2014 total stock-based compensation expense related to restricted stock was $0.5 million and $1.3 million, respectively. Stock-based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2015, the Company had 174,869 outstanding restricted common shares.

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

The Company has determined that the financing arrangement with the Investment Funds and CDEs contains a variable interest entity, or “VIE.” The ongoing activities of the Investment Funds – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; Chase’s and U.S. Bank Community LLC’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that they are the primary beneficiary of the VIE and consolidated the Investment Funds, as a VIE, in accordance with the accounting standards for consolidation. Chase’s and U.S. Bank Community LLC’s contributions of $4.4 million, net of syndication fees, are included in cash and other long-term liabilities in the accompanying consolidated balance sheet. The benefit of this net $4.4 million contribution will be recognized as a decrease in depreciation expense as we amortize the contribution liability over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. Direct costs of $1.0 million incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans (40 years). Incremental costs to maintain the structure during the compliance period are recognized as incurred.

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

The Company also is a Defendant in a consolidated action brought derivatively on behalf of the Company by two shareholders of the Company. One action was first filed in the United States District Court for the District of Minnesota, and then voluntarily dismissed and re-filed in the Court of Chancery for the State of Delaware (“Delaware Chancery Court”). The second action was filed in Delaware Chancery Court. The two actions have since been consolidated by the Delaware Chancery Court under the caption In re Tile Shop Holdings, Inc. Stockholder Derivative Litigation. On July 31, 2015, the plaintiff-shareholders filed their Verified Consolidated Stockholder Derivative Complaint (“complaint”). The complaint names as defendants six members of the Company’s Board of Directors, and a former employee of the Company. The complaint tracks many of the same factual allegations as have been made in the above-described federal securities class action. It alleges that the defendant-directors breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, by engaging in or approving alleged insider trading, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaint also alleges claims for insider trading and unjust enrichment. The complaint seeks damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. The Company has not yet responded to the complaint, but intends to defend the action.

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

In April 2015, the Financial Accounting Standards Board issued a standard which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance, is effective for the Company in its fiscal year 2016, and requires retrospective application. The Company anticipates reclassifying $2.2 million of unamortized debt issuance costs from other asset accounts to net against debt upon adopting this standard in the first quarter of 2016.

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

Overview and Recent Trends

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of September 30, 2015, we operated 111 stores in 31 states, with an average size of 22,000 square feet. We also sell our products on our website.

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

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened 4 new stores in the first nine months of 2015, and opened 19 new stores in the United States in 2014. We plan to open an additional 3 to 4 stores in 2015. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill orders at these new locations.

For the three and nine months ended September 30, 2015, we reported net sales of $72.4 million and $221.1 million, respectively, and income from operations of $6.7 million and $22.3 million, respectively. For the three and nine months ended September 30, 2014, we reported net sales of $62.8 million and $193.9 million, respectively, and income from operations of $3.7 million and $17.8 million, respectively. The increase in sales and income from operations was primarily due to same store sales growth of 9.7% and 6.6% for the three and nine months ended September 30, 2015, respectively.

Net cash provided by operating activities was $51.4 million and $38.1 million for the nine months ended September 30, 2015 and 2014, respectively, which was used to fund operations, new store construction activities, and in 2015, debt repayments. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows. As of September 30, 2015, we had cash of $14.6 million and working capital of $47.9 million.

Key Components of our Consolidated Statements of Operations

Net Sales Net sales represents total charges to customers, net of returns, and includes freight charged to customers. We recognize sales at the time that the customer takes possession of the merchandise or final delivery of the product has occurred. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Sales and other taxes are recorded in the consolidated balance sheets, but netted in net sales.

The table below sets forth information about our same store sales growth for the three and nine month periods ended September 30, 2015 and 2014. Our increase in same store sales growth is primarily attributable to an increase in the volume of orders, as well as average order size. Same store sale amounts include total charges to customers less any actual returns, and the change in the returns provision related to comparable stores. In general, we consider a store comparable on the first day of the 13th full month of operation. During the three and nine months ended September 30, 2015, comparable sales increased due to an increased level of sales at stores opened in 2013 and 2014, as well as mid-single digit sales growth for mature stores.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Same store sales growth (decline)	9.7%	0.6%	6.6%	(0.5%)

Between October 1, 2014 and September 30, 2015, we opened 7 new retail locations. Incremental net sales of $3.5 million and $14.5 million occurred in the three and nine months ended September 30, 2015 and 2014, respectively, that were from stores not included in the comparable store base. Comparable store sales for the three and nine months ended September 30, 2015 increased $6.1 million and $12.7 million, respectively, compared to the three and nine months ended September 30, 2014, respectively.

Cost of Sales Cost of sales consists primarily of material costs, freight, duties, and storage and delivery of product to the customers, as well as costs associated with manufacturing of setting and maintenance materials. For the three months ended September 30, 2015 and 2014, our cost of sales as a percentage of net sales was 30.0% and 30.8%, respectively. The decrease was primarily attributable to improved collection of customer delivery revenue and more disciplined discounting. For the nine months ended September 30, 2015 and 2014, our cost of sales as a percentage of net sales was 30.8% and 30.4%, respectively. The increase was primarily attributable to pricing tests conducted in certain markets during the second quarter of 2015.

Selling, general, and administrative expenses Payroll costs and occupancy expenses have historically been our most significant selling, general, and administrative expenses. Payroll costs exclude certain costs associated with distribution and manufacturing labor, as those costs are included in cost of sales. For the three months ended September 30, 2015 and 2014, our selling, general, and administrative expenses as a percentage of net sales were 60.8% and 63.3%, respectively. The decrease was primarily attributable to a maturing store base that has higher net sales levels, which outpaced the growth of selling, general, and administrative expenses for the three months ended September 30, 2015. For the nine months ended September 30, 2015 and 2014, our selling, general, and administrative expenses as a percentage of net sales were 59.1% and 60.4%, respectively. The decrease was primarily attributable to a maturing store base that has higher net sales levels, which outpaced the growth of selling, general, and administrative expenses for the nine months ended September 30, 2015.

Income taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rate for the three months ended September 30, 2015 and 2014 was 39.3% and 40.1%, respectively. Our effective tax rate for the nine months ended September 30, 2015 and 2014 was 41.3% and 40.0%, respectively.

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net income calculated in accordance with GAAP, and adjusting interest expense, income taxes, depreciation and amortization, stock based compensation and other special charges including investigation and litigation costs. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. Free cash flows is calculated by taking net cash provided by operating activities and subtracting net cash used for capital expenditures. Non-GAAP net income excludes the special charges including investigation and litigation costs, and is net of tax.

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

The reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2015 and 2014 is as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$3,761	$1,504	$11,910	$9,041
Interest expense	503	906	2,101	2,352
Income taxes	2,436	1,006	8,385	6,031
Depreciation & amortization	5,504	5,076	16,597	14,302
Special charges	162	191	952	1,544
Stock-based compensation	1,583	1,284	4,226	3,910
Adjusted EBITDA	$13,949	$9,967	$44,171	$37,180

The reconciliation of free cash flows to net cash provided by operating activities and used in capital expenditures for the nine months ended September 30, 2015 and 2014 is as follows:

	(in thousands)
	Nine months ended September 30,
	2015	2014
Net cash provided by operating activities	$51,381	$38,113
Purchase of property, plant and equipment	(12,196)	(34,389)
Free Cash Flows	$39,185	$3,724

The reconciliation of Non-GAAP net income to income before income taxes for the three and nine months ended September 30, 2015 and 2014 is as follows:

	(in thousands)
	Three months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Reported income before income taxes	$6,197	$2,510	$20,295	$15,072
Debt issuance cost writeoff	-	-	194	-
Special charges	162	191	952	1,544
Non-GAAP net income before taxes	6,359	2,701	21,441	16,616
Provision for income taxes	2,500	1,083	8,858	6,646
Non-GAAP net income	$3,859	$1,618	$12,583	$9,970

Our management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses, income, and cash flows that are required by GAAP to be recorded in our consolidated financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which expenses, income, and cash flows are excluded or included in determining this non-GAAP financial measure. In order to compensate for these limitations, management presents non-GAAP financial measures in connection with GAAP results. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures and not to rely on any single financial measure to evaluate our business.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

	(in thousands)
	2015	% of sales	2014	% of sales
Net sales	$72,404		$62,806
Cost of sales	21,691	30.0%	19,348	30.8%
Gross profit	50,713	70.0%	43,458	69.2%
Selling, general and administrative expenses	44,047	60.8%	39,752	63.3%
Income from operations	6,666	9.2%	3,706	5.9%
Interest expense	503	0.6%	906	1.4%
Other income (expense)	34	0.0%	(290)	(0.5%)
Income before income taxes	6,197	8.6%	2,510	4.0%
Provision for income taxes	2,436	3.4%	1,006	1.6%
Net income	$3,761	5.2%	$1,504	2.4%

Net sales Net sales for the third quarter of 2015 increased $9.6 million, or 15.3%, over the third quarter of 2014 as net sales in non-comparable stores increased $3.5 million and net sales in comparable stores increased $6.1 million. Net sales increased due to stronger sales performance at existing stores as well as the expansion of our store base by 7 locations, or 6.7%, compared to September 30, 2014.

Gross profit Gross profit for the third quarter of 2015 increased $7.3 million, or 16.7%, compared to the third quarter of 2014, primarily due to the increase in net sales. The gross margin rate increased from 69.2% for the third quarter of 2014 to 70.0% for the third quarter of 2015. The increase in the gross margin rate was primarily attributable to lower levels of discounting and greater collections on customer delivery revenue.

Selling, general, and administrative expenses Selling, general, and administrative expenses for the third quarter of 2015 increased $4.3 million, or 10.8%, compared to the third quarter of 2014. The increase in selling, general, and administrative expenses was primarily due to an increase in compensation costs of $2.7 million and occupancy costs of $1.0 million as a result of opening 7 new stores during the period from October 1, 2014 through September 30, 2015, and an increase in variable compensation assosiated with a 9.7% increase in comparable store sales for the three months ended September 30, 2014. Selling, general, and administrative expenses as a percentage of net sales decreased to 60.8% for the third quarter of 2015 compared to 63.3% for the third quarter of 2014. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily due to a maturing store base that has higher net sales levels, which outpaced the growth of selling, general, and administrative expenses.

Selling, general, and administrative expenses include costs of $0.2 million for each of the third quarters of 2015 and 2014, which relate to legal matters, including investigation and litigation expenses.

Pre-opening costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the third quarter of 2015 and 2014, we incurred pre-opening costs of $0.1 million and $0.3 million, respectively.

Income from operations and operating margin Income from operations for the third quarter of 2015 increased by $3.0 million, or 79.9%, compared to the third quarter of 2014. Operating income margin for the third quarter of 2015 increased to 9.2%, compared to 5.9% for the third quarter of 2014.

Interest expense Interest expense decreased $0.4 million for the third quarter of 2015 compared to the third quarter of 2014. The decrease is primarily due to the decrease in the debt balance in 2015.

Income before income taxes We recorded net income before taxes of $6.2 million for the third quarter of 2015 compared to net income before taxes of $2.5 million for the third quarter of 2014.

Provision for income taxes Income tax provision increased $1.4 million for the third quarter of 2015 compared to the third quarter of 2014 due to higher income before income taxes in the third quarter of 2015.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

	(in thousands)
	2015	% of sales	2014	% of sales
Net sales	$221,073		$193,850
Cost of sales	68,096	30.8%	58,957	30.4%
Gross profit	152,977	69.2%	134,893	69.6%
Selling, general and administrative expenses	130,678	59.1%	117,106	60.4%
Income from operations	22,299	10.1%	17,787	9.2%
Interest expense	2,101	0.9%	2,352	1.2%
Other income (expense)	97	0.0%	(363)	(0.2%)
Income before income taxes	20,295	9.2%	15,072	7.8%
Provision for income taxes	8,385	3.8%	6,031	3.1%
Net income	$11,910	5.4%	$9,041	4.7%

Net sales Net sales for the nine months ended September 30, 2015 increased $27.2 million, or 14.0%, over the nine months ended September 30, 2014 as net sales in non-comparable stores increased $14.5 million and net sales in comparable stores increased $12.7 million. Net sales increased due to stronger sales performance at existing stores as well as the expansion of our store base by 7 locations, or 6.7%, compared to September 30, 2014.

Gross profit Gross profit for the nine months ended September 30, 2015 increased $18.1 million, or 13.4%, compared to the nine months ended September 30, 2014, primarily due to the increase in net sales. The gross margin rate decreased from 69.6% for the nine months ended September 30, 2014 to 69.2% for the nine months ended September 30, 2015. The decline in the gross margin rate was primarily attributable to pricing tests conducted in certain markets during the second quarter of 2015.

Selling, general, and administrative expenses Selling, general, and administrative expenses for the nine months ended September 30, 2015 increased $13.6 million, or 11.6%, compared to the nine months ended September 30, 2014. The increase in selling, general, and administrative expenses was primarily due to increased compensation costs of $6.7 million, occupancy costs of $3.6 million and increased depreciation and amortization of $1.7 million as a result of opening 7 new stores during the period from October 1, 2014 through September 30, 2015, and an increase in variable compensation associated with a 6.6% increase in comparable store sales for the nine months ended September 30, 2015. Selling, general, and administrative expenses as a percentage of net sales decreased to 59.1% for the nine months ended September 30, 2015 compared to 60.4% for the nine months ended September 30, 2014. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily due to a maturing store base that has higher net sales levels, which outpaced the growth of selling, general, and administrative expenses.

Selling, general, and administrative expenses include costs of $1.0 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively, which relate to legal matters, including investigation and litigation expenses.

Pre-opening costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the nine months ended September 30, 2015 and 2014, we incurred pre-opening costs of $0.3 million and $1.3 million, respectively.

Income from operations and operating margin Income from operations for the nine months ended September 30, 2015 increased by $4.5 million, or 25.4%, compared to the nine months ended September 30, 2014. Operating income margin for the nine months ended September 30, 2015 increased to 10.1%, compared to 9.2% for the nine months ended September 30, 2014.

Interest expense Interest expense decreased $0.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease is primarily due to the decrease in the debt balance in 2015.

Income before income taxes We recorded net income before taxes of $20.3 million for the nine months ended September 30, 2015 compared to net income before taxes of $15.1 million for the nine months ended September 30, 2014.

Provision for income taxes Income tax provision increased $2.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to higher income before income taxes during 2015.

Liquidity and Capital Resources

Our principal uses of liquidity have been investments in working capital and capital expenditures. Our principal sources of liquidity are $14.6 million of cash and cash equivalents at September 30, 2015, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, and general corporate purposes.

On June 2, 2015, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At September 30, 2015 the base interest rate was 4.00% and the LIBOR-based interest rate was 1.94%. Borrowings outstanding consisted of $13.0 million on the revolving line of credit and $48.8 million on the term loan as of September 30, 2015. The term loan requires quarterly principal payments as follows (in thousands):

Period
December 31, 2015 to June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. The Company was in compliance with the covenants as of September 30, 2015.

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

Capital expenditures paid in the nine months ended September 30, 2015 were $12.2 million. Approximately $11.2 million of this was for new store build-out, remodels of existing stores, and merchandising projects, and the remainder was for general corporate purposes.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. We intend to open an additional 3 to 4 stores at an expected aggregate cost of $3.8 million to $5.6 million in the remainder of 2015.

Cash flows

The following table summarizes our cash flow data for the nine months ended September 30, 2015 and 2014.

	(in thousands)
	Nine months ended September 30,
	2015	2014
Net cash provided by operating activities	$51,381	$38,113
Net cash used in investing activities	(12,187)	(33,500)
Net cash provided by financing activities	(30,304)	(700)

Operating activities

Cash provided by operating activities during the nine months ended September 30, 2015 was $51.4 million, compared to $38.1 million during the nine months ended September 30, 2014. The increase is attributable to improvements in working capital and an increase in net income.

Investing activities

Net cash used in investing activities totaled $12.2 million for the nine months ended September 30, 2015, compared to $33.5 million for the nine months ended September 30, 2014. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, asset additions in our distribution and manufacturing facilities, and general corporate assets. The decrease in cash used in investing activities is due to the decrease in the number of stores opening in 2015 versus 2014. In the nine months ended September 30, 2015, 4 new retail locations opened, compared to 16 new retail locations opened in the nine months ended September 30, 2014.

Financing activities

Net cash used in financing activities was $30.3 million for the nine months ended September 30, 2015, compared to $0.7 million for the nine months ended September 30, 2014. Cash used in financing activities during the nine months ended September 30, 2015 was primarily for payments of long-term debt and capital lease obligations of $39.7 million, partially offset by net proceeds from our revolving credit facility of $10.3 million. At September 30, 2015, the Company was in compliance with its debt covenants. The Company intends to make principal payments due in future periods using cash from operations.

Cash and cash equivalents totaled $14.6 million at September 30, 2015, versus $5.8 million at December 31, 2014. The Company has working capital of $47.9 million at September 30, 2015, compared to working capital of $56.4 million at December 31, 2014.

Off-balance sheet arrangements

As of September 30, 2015 and December 31, 2014, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual arrangements

As of September 30, 2015, there were no material changes to our contractual obligations outside the ordinary course of business.

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

In April 2015, the Financial Accounting Standards Board issued a standard which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance, is effective for the Company in its fiscal year 2016, and requires retrospective application. The Company anticipates reclassifying $2.2 million of unamortized debt issuance costs from other asset accounts to net against debt upon adopting this standard in the first quarter of 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurring during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Material Weakness Previously Identified

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014 a material weakness involving the selection and deployment of general control activities over technology, the completeness and accuracy of data used in the performance of control activities, and control activities designed to mitigate identified risks including compliance with established accounting policies. This material weakness still exists, and as a result, our management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company also is a Defendant in a consolidated action brought derivatively on behalf of the Company by two shareholders of the Company. One action was first filed in the United States District Court for the District of Minnesota, and then voluntarily dismissed and re-filed in the Court of Chancery for the State of Delaware (“Delaware Chancery Court”). The second action was filed in Delaware Chancery Court. The two actions have since been consolidated by the Delaware Chancery Court under the caption In re Tile Shop Holdings, Inc. Stockholder Derivative Litigation. On July 31, 2015, the plaintiff-shareholders filed their Verified Consolidated Stockholder Derivative Complaint (“complaint”). The complaint names as defendants six members of the Company’s Board of Directors, and a former employee of the Company. The complaint tracks many of the same factual allegations as have been made in the above-described federal securities class action. It alleges that the defendant-directors breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, by engaging in or approving alleged insider trading, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaint also alleges claims for insider trading and unjust enrichment. The complaint seeks damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. The Company has not yet responded to the complaint, but intends to defend the action.

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

TILE SHOP HOLDINGS, INC.

Dated: October 28, 2015	By:	/s/ CHRIS R. HOMEISTER
Chris R. Homeister
Chief Executive Officer

Dated: October 28, 2015	By:	/s/ KIRK L. GEADELMANN
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