Form 10-K
period 2015-12-31
TILE SHOP HOLDINGS, INC.
filed 2016-02-26
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately: $534,784,518. For purposes of this calculation, the Company has included any shares held by Nabron International Inc. as shares held by non-affiliates.

At February 19, 2016, the registrant had 51,437,973 shares of Common Stock outstanding.

TILE SHOP HOLDINGS, INC. FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

The Tile Shop was founded in 1985. We offer a wide selection of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in retail locations across much of the United States. Our assortment includes over 4,000 products from around the world that consist of natural stone, ceramic, porcelain, glass, and metal tiles. Natural stone products including marble, granite, quartz, sandstone, travertine, slate, and onyx tiles. The majority of our tile products are sold under our proprietary Rush River and Fired Earth brands. We purchase our tile products, accessories and tools directly from our network of vendors. We manufacture our own setting and maintenance materials, such as thinset, grout and sealers under our Superior brand name. As of December 31, 2015, we operated 114 stores in 31 states, with an average size of approximately 21,800 square feet. We also sell our products on our website.

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

In 2015, we reported net sales and income from operations of $293.0 million and $29.2 million, respectively. Our 2014 and 2013 net sales were $257.2 million and $229.6 million, respectively, and our 2014 and 2013 income from operations was $21.6 million and $33.1 million, respectively. We opened 7 new stores in 2015 and intend to open 9 to 12 stores in 2016. As of fiscal year end 2015 and 2014, we had total assets of $245.4 million and $252.2 million, respectively.

Organizational History

Tile Shop Holdings, Inc. (“Holdings”, and together with its wholly owned subsidiaries, the “Company”, or “we”) was incorporated in Delaware in June 2012. On August 21, 2012, Holdings consummated the transactions contemplated pursuant to that certain Contribution and Merger Agreement dated as of June 27, 2012, among Holdings, JWC Acquisition Corp., a publicly-held Delaware corporation (“JWCAC”), The Tile Shop, LLC, a privately-held Delaware limited liability company (“The Tile Shop”), and certain other parties. Through a series of transactions, The Tile Shop was contributed to and became a subsidiary of Holdings and Holdings effected a business combination with and became a successor issuer to JWCAC. These transactions are referred to herein as the “Business Combination.”

Competitive Strengths

We believe that the following factors differentiate us from our competitors and position us to continue to grow our specialty tile business.

Inspiring Customer Experience In each store, our products are brought to life by showcasing a broad array of the items we offer in approximately 50 different mockups, or vignettes, of bathrooms, kitchens, fireplaces, foyers, and other distinct spaces. Our stores are spacious, well-lit, and organized by product type to simplify our customers’ shopping experience.

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

Worldwide Sourcing Capabilities We have long-standing relationships with our tile vendors throughout the world and work with them to design products exclusively for us. We believe that these direct relationships differentiate us from our competitors.

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

Strategic Plan

Key elements of our strategy include:

Develop Store Talent – During 2015, our initiatives to improve hiring and training practices resulted in significant reductions in sales associate turnover and increases to average manager tenure. We plan to continue placing an emphasis on cultivating talent in our stores through recruiting, ongoing education and mentorship efforts. A key element of this strategy involves our Market Managers who are responsible for developing talent and driving profitability within a market. Market Managers are seasoned store managers who reinforce best practices to grow sales, expand product knowledge, enhance profitability and develop a team that is able to produce new leadership candidates. We plan to have Market Managers assigned to all stores in 2016. Additionally, we have created a new Senior Assistant Store Manager position for our top performing Assistant Store Managers who complete all requisite training programs and also distinguish themselves as high profile Store Manager candidates. We believe the ongoing emphasis placed on the combination of recruiting, training and mentorship will continue to reduce turnover and produce the next generation of store leaders to support our long-term growth plans.

Grow Professional Sales – During 2015, our initiatives focused on the professional customer resulted in a significant increase in professional customer sales and mix relative to total company sales. The professional customer includes tile contractors, custom home builders and designers. Key elements of this strategy included joining national and local trade organizations, developing marketing strategies, hosting in-store events, enhancing our assortment of tool products and refining our credit policies. We believe that our value propositions including a six month return policy, no restocking fees, store hours, tiered discounts, product availability, wide assortment, private label setting material, in house credit, free design support and job site delivery are un-paralleled in the marketplace. Our professional strategy enables our store associates to develop relationships with professionals in their trade area. Our corporate marketing team supports the stores by developing traffic and “leads” through trade organization memberships, direct marketing, co-hosting events in our showrooms and other forms of digital marketing primarily, email marketing. We continuously expand our assortment and merchandising square footage of installation materials and tools to meet the changing and growing needs of our professional customers. We have also implemented training programs and a standard operating process to assist new store sales associates to quickly and successfully develop revenues from professional customers. Creating awareness and increasing the frequency of professional visits to our stores continue to be important elements of our revenue growth plans in 2016 and future periods.

Increase Store Unit Growth – We believe we have exceptional opportunities to continue to add stores in existing markets and expand into new markets. We plan to increase our existing store base by 8 to 12 percent each year over the next several years. During 2016, we will focus on opening new stores in existing markets where we will be able to leverage economies of scale in marketing, distribution, and store talent. Additionally, we plan to pursue opportunities to further enhance the return on our new store investments by selecting smaller retail spaces that provides us the opportunity to reduce the initial investment to build a new store and the ongoing occupancy costs.

Sales Model

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

Our stores are designed to emphasize our products in a visually appealing showroom format. Our average store is approximately 21,800 square feet, with approximately 19,000 square feet devoted to the showroom and the balance being warehouse space, which is used primarily to hold customer orders waiting to be picked up or delivered. Our stores are typically accessible from major roadways and have significant visibility to passing traffic. We can adapt to a range of existing buildings, whether free-standing or in shopping centers.

Unlike many of our competitors, we devote a substantial portion of our retail store space to showrooms, including samples of our over 4,000 products and approximately 50 different vignettes of bathrooms, kitchens, fireplaces, foyers, outdoor living, and other distinct spaces that showcase our products. Our showrooms are designed to provide our customers with a better understanding of how to integrate various types of tile in order to create an attractive presentation in their homes. Most stores are also equipped with a training center designed to teach customers how to properly install tile.

A typical store staff consists of a manager, an assistant manager, and five to fifteen staff, including both sales and warehouse associates. Our store managers are responsible for store operations and for overseeing our customers’ shopping experience.

We offer financing to customers through a branded credit card provided by a third-party consumer finance company. These credit cards, which can only be used in our stores and on our website, give customers the opportunity to purchase tile from our stores at a discounted price.

Marketing

We utilize a variety of marketing strategies and programs to acquire and retain customers. Our customers include both consumers and trade professionals. Our advertising primarily consists of digital media, direct marketing including email and postal mail, in store events, mobile and traditional media vehicles including newspaper circular/print ads, radio, television and video. We continually test and learn from new media and adjust our programs based on performance.

Our e-commerce site, tileshop.com supports desktop, tablet and mobile devices and is designed for consumers, trade professionals and industry stakeholders to learn about; our brand, our value propositions, our product assortment and installation techniques, and to look up our store locations. On social media, #TheTileShop provides current and prospective customers a high level of brand engagement to share their designs and finished projects in our inspiration gallery.  Tileshop.com also serves as a commerce platform for our customers who want to purchase products within or outside of our physical store footprint. Products can be delivered to a job site, home or store location.

Products

We offer a complete assortment of tile products, generally sourced directly from our vendors, including natural stone, ceramic, porcelain, glass, and metal tiles. Natural stone products include, marble, granite, quartz, sandstone, travertine, slate, and onyx tiles. Our wide assortment of trim pieces, mosaics, pencils, listellos and other unique products encourage our customers to make a fashion statement with their tile project. This also helps deliver a high level of customer satisfaction and drives repeat business. We also offer a broad range of setting and maintenance materials, such as thinset, grout, sealers, and accessories, including installation tools, shower and bath shelves, drains, and similar products. We sell most of our products under our proprietary brand names, including Superior Adhesives & Chemicals, Superior Tools & Supplies, Rush River, and Fired Earth. In total, we offer over 4,000 different tile, setting and maintenance materials and accessory products. In 2015, our net sales were 53% from natural stone products, 35% from ceramic and porcelain products, and 12% from setting, maintenance and related accessory products. These amounts compare to 52% from natural stone products, 34% from ceramic and porcelain products, and 14% from setting, maintenance and other related accessory products in 2014.

Manufacturers

We have long-standing relationships with our vendors throughout the world and work with them to design products exclusively for us. We believe that these direct relationships differentiate us from our competitors, who generally purchase products through distributors.

We currently purchase tile products from approximately 165 different suppliers. Our top ten tile vendors accounted for 41% of our tile purchases in 2015. We believe that alternative and competitive suppliers are available for most of our products. In 2015, 68% of our purchased product was sourced from Asia, 13% from Europe, 17% from North America and 2% from South America. Our foreign purchases are primarily negotiated and paid for in U.S. dollars.

Distribution and Order Fulfillment

We take possession of our products in the country of origin and arrange for transportation to our distribution centers located in Michigan, Oklahoma, Virginia and Wisconsin. We also manufacture our setting and maintenance materials at these locations. We maintain a large inventory of products in order to quickly fulfill customer orders.

We fulfill customer orders primarily by shipping our products to our stores where customers can either pick them up or arrange for home delivery. Orders placed on our website are shipped directly to customers’ homes from our distribution centers or a local store. We continue to evaluate logistics alternatives to best service our retail store base and our customers. We believe that our existing distribution facilities will continue to play an integral role in our growth strategy, and we expect to establish one or more additional distribution centers in the next five years to support geographic expansion of our retail store base.

Competition

The retail tile market is highly-fragmented. We compete directly with large national home centers that offer a wide range of home improvement products. In addition, we also compete with regional and local specialty retailers of tile, factory-direct stores, a large number of privately-owned, single-site stores, and on-line only competitors. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl sheet. The barriers to entry into the retail tile industry are relatively low and new or existing tile retailers could enter our markets and increase the competition that we face. Many of our competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied product offerings, and greater financial, technical, and other resources.

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

Employees

As of December 31, 2015, we had 1,410 employees, 1,330 of whom were full-time and none of whom were represented by a union. Of these employees, 1,077 work in our stores, 67 work in corporate, store support, infrastructure or similar functions, and 266 work in distribution and manufacturing facilities. We believe that we have good relations with our employees.

Property and Trademarks

We have registered and unregistered trademarks for all of our brands, including 18 registered trademarks. We regard our intellectual property as having significant value and our brands are an important factor in the marketing of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.

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

Products that we import into the United States are subject to laws and regulations imposed in conjunction with such importation, including those issued and enforced by U.S. Customs and Border Protection. We work closely with our suppliers to ensure compliance with the applicable laws and regulations in these areas.

Financial Information about Geographic Areas

Nearly all of our revenues are generated within the United States and nearly all of our long-lived assets are located within the United States as well. In 2014, we opened a sourcing office based in China.

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

The retail tile industry in the United States is highly competitive. Participants in the tile industry compete primarily based on product variety, customer service, store location, and price. There can be no assurance that we will be able to continue to compete favorably with our competitors in these areas. Our store competitors include large national home centers, regional and local specialty retailers of tile, factory direct stores, privately-owned, single-site stores and online only competitors. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl sheet. In the past, we have faced periods of heightened competition that materially affected our results of operations. Certain of our competitors have greater name recognition, longer operating histories, more varied product offerings, and substantially greater financial and other resources than us. Accordingly, we may face periods of intense competition in the future that could have a material adverse effect on our planned growth and future results of operations. Moreover, the barriers to entry into the retail tile industry are relatively low. New or existing retailers could enter our markets and increase the competition that we face. In addition, manufacturers and vendors of tile and related products, including those whose products we currently sell, could enter the United States retail tile market and start directly competing with us. Competition in existing and new markets may also prevent or delay our ability to gain relative market share. Any of the developments described above could have a material adverse effect on our planned growth and future results of operations.

If we fail to successfully manage the challenges that our planned growth poses or encounter unexpected difficulties during our expansion, our revenues and profitability could be materially adversely affected.

One of our long term objectives is to increase revenues and profitability through market share gains. Our ability to achieve market share growth, however, is contingent upon our ability to open new stores and achieve operating results in new stores at the same level as our similarly situated current stores. We anticipate opening 9 to 12 stores in fiscal year 2016. There can be no assurance that we will be able to open stores in new markets at the rate required to achieve market leadership in such markets, identify and obtain favorable store sites, arrange favorable leases for stores, or obtain governmental and other third-party consents, permits, and licenses needed to open or operate stores in a timely manner, train and hire a sufficient number of qualified managers for new stores, attract a strong customer base and brand familiarity in new markets, or successfully compete with established retail tile stores in the new markets that we enter. Failure to open new stores in an effective and cost-efficient manner could place us at a competitive disadvantage as compared to retailers who are more adept than us at managing these challenges, which, in turn, could negatively affect our overall operating results.

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

Our expansion strategy includes plans to open 9 to 12 additional stores primarily in existing markets during 2016. Because our stores typically draw customers from their local areas, additional stores may draw customers away from nearby existing stores and may cause same store sales performance at those existing stores to decline, which may adversely affect our overall operating results. Additionally, stores in new markets typically have a ramp-up period before sales become steady enough for such stores to be profitable. Our ability to open additional stores will be dependent on our ability to promote and/or recruit enough qualified field managers, store managers, assistant store managers, and sales associates. The time and effort required to train and supervise a large number of new managers and associates, and integrate them into our culture may divert resources from our existing stores. If we are unable to profitably open additional stores in both new and existing markets and limit the adverse impact of those new stores on existing stores, it may reduce our same store sales and overall operating results during the implementation of our expansion strategy.

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

We source the over 4,000 products that we stock and sell from approximately 165 domestic and international vendors. We source a large number of those products from foreign manufacturers, including 41% of our products from a group of ten suppliers located in Asia, Europe and the United States. We generally take title to these products sourced from foreign vendors overseas and are responsible for arranging shipment to our distribution centers. Financial instability among key vendors, political instability, trade restrictions, tariffs, currency exchange rates, and transport capacity and costs are beyond our control and could negatively impact our business if they seriously disrupt the movement of products through our supply chain or increased the costs of our products.

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

We have entered into a $125.0 million credit facility. The burden of this additional debt could adversely affect us, make us more vulnerable to adverse economic or industry conditions, and prevent us from fulfilling our debt obligations or from funding our expansion strategy.

We have entered into a credit facility with Fifth Third Bank., Bank of America, N.A., and The Huntington National Bank, for $125.0 million, including a term loan of $50.0 million and a revolving credit facility of $75.0 million. The terms of our credit facility and the burden of the indebtedness incurred thereunder could have serious consequences for us, such as:

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

As our stores are generally concentrated in the midwest, mid-Atlantic, south and northeast regions of the United States, we are subject to regional risks.

We have a high concentration of stores in the midwest, mid-Atlantic, south and northeast regions. If these markets individually or collectively suffer an economic downturn or other significant adverse event, there could be an adverse impact on same store sales, revenues, and profitability, and the ability to implement our planned expansion program. Any natural disaster, extended adverse weather or other serious disruption in these markets due to fire, tornado, hurricane, or any other calamity could damage inventory and could result in decreased revenues.

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

Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing healthcare benefits or labor relations, such as the Affordable Care Act, and health and other insurance costs. If our labor and/or benefit costs increase, we may not be able to hire or maintain qualified personnel to the extent necessary to execute our competitive strategy, which could adversely affect our results of operations.

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

We maintain various insurance policies for employee health and workers’ compensation. We are self-insured on certain health insurance plans and are responsible for losses up to a certain limit for these respective plans. In 2014, we became self-insured with regard to workers’ compensation coverage, in which case we are responsible for losses up to certain retention limits on both a per-claim and aggregate basis.

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

Our directors, executive officers, and certain holders of more than 5% of our common stock, including Nabron International Inc., together with their affiliates, beneficially hold approximately 40% of our outstanding shares of common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2015, we operated 114 stores located in 31 states with an average square footage of approximately 21,800 square feet. The table below sets forth the locations (alphabetically by state) of our 114 stores in operation as of December 31, 2015.

State	Stores	State	Stores	State	Stores	State	Stores
Arkansas	1	Illinois	10	Missouri	4	Pennsylvania	5
Arizona	2	Indiana	3	North Carolina	4	Rhode Island	1
Colorado	3	Kansas	2	Nebraska	1	South Carolina	2
Connecticut	2	Kentucky	3	New Jersey	5	Tennessee	3
Delaware	1	Massachusetts	3	New Mexico	1	Texas	9
Florida	4	Maryland	4	New York	7	Virginia	6
Georgia	2	Michigan	6	Ohio	8	Wisconsin	3
Iowa	1	Minnesota	6	Oklahoma	2
						Total	114

We lease all of our stores. Our 15,000 square foot headquarters in Plymouth, Minnesota is attached to our retail store. We own four regional facilities used for distribution of purchased product and manufacturing of setting and maintenance materials, located in Spring Valley, Wisconsin; Ottawa Lake, Michigan; Ridgeway, Virginia; and Durant, Oklahoma, which consist of 51,000, 271,000, 134,000, and 150,000 square feet, respectively.

We believe that our material property holdings are suitable for our current operations and purposes. We intend to open 9 to 12 new retail locations in 2016.

ITEM 3. LEGAL PROCEEDINGS

The Company, two of its former executive officers, five of its outside directors, and certain companies affiliated with the directors, are defendants in a consolidated class action brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. v. Tile Shop Holdings, Inc., et al. Several related actions were filed in 2013, and then consolidated. The plaintiffs are three investors who seek to represent a class or classes consisting of (1) all purchasers of Tile Shop common stock between August 22, 2012 and January 28, 2014 (the “alleged class period”), seeking to pursue remedies under the Securities Exchange Act of 1934; and (2) all purchasers of Tile Shop common stock pursuant and/or traceable to the Company’s December 2012 registration statements, seeking to pursue remedies under the Securities Act of 1933. Six firms who were underwriters in the December 2012 secondary public offering are also named as defendants. In their consolidated amended complaint (the “complaint”), the plaintiffs allege that during the alleged class period, certain defendants made false or misleading statements of material fact in press releases and SEC filings about the Company’s relationships with its vendors, its gross margins, and its supply chain and producer relationships, and that defendants failed to disclose certain related party transactions. The complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In addition to attorney’s fees and costs, the plaintiffs seek to recover damages on behalf of the members of the purported classes. The defendants are vigorously defending the matter. The matter is now in discovery.

The Company also is a Defendant in a consolidated action brought derivatively on behalf of the Company by two shareholders of the Company. One action was first filed in the United States District Court for the District of Minnesota, and then voluntarily dismissed and re-filed in the Court of Chancery for the State of Delaware (“Delaware Chancery Court”). The second action was filed in Delaware Chancery Court. The two actions have since been consolidated by the Delaware Chancery Court under the caption In re Tile Shop Holdings, Inc. Stockholder Derivative Litigation. On July 31, 2015, the plaintiff-shareholders filed their Verified Consolidated Stockholder Derivative Complaint (“complaint”). The complaint names as defendants six members of the Company’s Board of Directors, and a former employee of the Company. The complaint tracks many of the same factual allegations as have been made in the above-described federal securities class action. It alleges that the defendant-directors breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, by engaging in or approving alleged insider trading, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaint also alleges claims for insider trading and unjust enrichment. The complaint seeks damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. On November 2, 2015, defendants filed a motion to dismiss the derivative action, or in the alternative, to stay it pending resolution of the Beaver County Employees’ Retirement Fund action described above. Subsequently, the parties entered into a stipulation, and the Court entered an Order, staying the derivative action until resolution of the Beaver County Employees’ Retirement Fund action described above, or until a mutually agreeable resolution of the derivative action.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol “TTS”. The following table shows the high and low sale prices per share of our common stock as reported on The NASDAQ Stock Market for the periods indicated:

		Common Stock
	Quarter	High	Low
Fiscal 2014	First	$18.67	$12.40
	Second	$16.69	$11.75
	Third	$15.94	$9.06
	Fourth	$10.15	$6.94

Fiscal 2015	First	$12.55	$6.95
	Second	$15.25	$11.51
	Third	$15.00	$11.32
	Fourth	$17.50	$11.67

As of February 19, 2016, we had approximately 29 holders of record of our common stock. This figure does not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

As of February 19, 2016, we had outstanding a total of 51,437,973 shares of common stock and no warrants. The last reported sales price for our common stock on February 19, 2016 was $13.26.

Dividends

We have never declared or paid, and do not anticipate declaring or paying, cash dividends on our common stock in the foreseeable future. While our board of directors may consider whether or not to institute a dividend policy, it is our present intention to retain any earnings for use in our business operations. In addition, our credit facility restricts our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The graph and table below present the Company’s cumulative total stockholder returns relative to the performance of the S&P SmallCap 600 and the Dow Jones U.S. Furnishings Index for the period commencing August 22, 2012, the date of the Business Combination, and ending December 31, 2015, the last trading day of fiscal 2015. The comparison assumes $100 invested at the close of trading on August 22, 2012 in (i) the Company’s common stock, (ii) the stocks comprising the S&P SmallCap 600, and (iii) the stocks comprising the Dow Jones U.S. Furnishings Index. All values assume that all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end amounts based on the last trading day in each fiscal quarter. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

	Tile Shop Holdings, Inc.	S&P Small Cap 600	Dow Jones U.S. Furnishings Index
August 22, 2012	$100.00	$100.00	$100.00
December 31, 2012	$129.46	$104.15	$114.95
March 31, 2013	$161.62	$116.13	$148.24
June 30, 2013	$222.77	$120.31	$141.74
September 30, 2013	$226.85	$132.82	$150.66
December 31, 2013	$139.00	$145.45	$167.14
March 31, 2014	$118.85	$146.67	$161.37
June 30, 2014	$117.62	$149.24	$169.03
September 30, 2014	$71.15	$138.77	$164.83
December 31, 2014	$68.31	$151.90	$188.82
March 31, 2015	$93.15	$157.39	$210.44
June 30, 2015	$109.15	$157.17	$219.24
September 30, 2015	$92.15	$142.09	$205.78
December 31, 2015	$126.15	$146.80	$207.54

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from (i) our audited financial statements included elsewhere in this report as of December 31, 2015, and 2014 for the years ended December 31, 2015, 2014 and 2013 (ii) our audited financial statements not included elsewhere in this report as of December 31, 2013 and 2012 and for the year ended December 31, 2012 (iii) The Tile Shop’s audited financial statements not included in this report as of December 31, 2011 and for the years ended December 31, 2011. The following selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	As of December 31, or for the year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share)
Statement of Income Data
Net sales	$292,987	$257,192	$229,564	$182,650	$152,717
Cost of sales	89,377	78,300	68,755	49,626	40,321
Gross profit	203,610	178,892	160,809	133,024	112,396
Selling, general and administrative expenses	174,384	157,316	127,731	94,716	78,368
Deferred compensation expense	-	-	-	3,897	1,415
Income from operations	29,226	21,576	33,078	34,411	32,613
Interest expense	2,584	3,141	2,581	1,252	443
Change in fair value of warrants	-	-	54,219	82,063	-
Other income (expense)	130	(506)	4	15	(77)
Income (Loss) before income taxes	26,772	17,929	(23,718)	(48,889)	32,093
Provision for (benefit) from income taxes(1)	11,076	7,382	11,942	(2,002)	733
Net income (loss)	$15,696	$10,547	$(35,660)	$(46,887)	$31,360
Earnings per share(1)	$0.31	$0.21	$(0.72)	$(1.31)	$0.97
Weighted average shares outstanding (diluted)	51,305	51,030	49,600	35,838	32,261
Balance Sheet Data
Cash and cash equivalents	$10,330	$5,759	$1,761	$2,987	$6,283
Inventories	69,878	68,857	67,756	46,890	43,744
Total assets	245,435	252,190	241,642	176,074	119,005
Warrant liability	-	-	-	95,645	-
Total debt and capital lease obligations, including current maturities	57,240	93,264	96,676	74,824	4,852
Total stockholders' equity	115,201	93,695	78,496	(46,130)	73,780
Working capital	47,245	52,468	51,719	35,934	34,853
Cash Flow Data
Net cash provided by operating activities	$60,264	$47,201	$21,211	$47,222	$34,722
Net cash used in investing activities	(18,994)	(40,552)	(52,955)	(29,064)	(18,561)
Net cash (used in) provided by financing activities	(36,688)	(2,651)	30,518	(21,454)	(23,995)
Other Selected Financial Data (unaudited)
Adjusted EBITDA(2)	$58,420	$47,460	$54,294	$50,634	$42,602
Adjusted EBITDA margin(2)	19.9%	18.5%	23.7%	27.7%	27.9%
Gross margin(3)	69.5%	69.6%	70.0%	72.8%	73.6%
Operating income margin(4)	10.0%	8.4%	14.4%	18.8%	21.4%
Same stores sales growth(5)	7.4%	(0.4%)	12.4%	7.1%	6.4%
Stores open - end of period	114	107	88	68	53

(1)	Historical amounts do not include pro forma adjustments for income taxes as a result of our change in tax status, which was effective on August 21, 2012 upon consummation of the Business Combination.
(2)

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States, or GAAP, and adjusting for interest expense, income taxes, depreciation and amortization, non-cash change in fair value of warrants, deferred compensation expense, stock based compensation expense, and special charges including equity related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in monthly financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

(3)	Gross margin is gross profit divided by net sales.
(4)	Operating income margin is income from operations divided by net sales.
(5)

Same store sales growth is the percentage change in sales of comparable stores period over period. A store is considered comparable on the first day of the 13th full month of operation. Same store sales growth amounts include total charges to customers less any actual returns. Beginning in 2015, we include estimated return provisions and sales allowances in the same store sales calculation. Prior to 2015, we did not include estimated return provisions or sale allowances in the same store sales calculation, as return reserves were calculated on a consolidated level. Same store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses.

Reconciliation of Non-GAAP Adjusted EBITDA to GAAP Net (Loss) Income

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net income (loss)	$15,696	$10,547	$(35,660)	$(46,887)	$31,360
Interest expense	2,584	3,141	2,581	1,252	443
Income taxes	11,076	7,382	11,942	(2,002)	733
Change in fair value of warrants	-	-	54,219	82,063	-
Depreciation & amortization	22,236	19,925	14,316	10,530	8,651
Deferred compensation expense	-	-	-	3,897	1,415
Special charges	1,283	1,848	2,216	400	-
Stock based compensation	5,545	4,617	4,680	1,381	-
Adjusted EBITDA	$58,420	$47,460	$54,294	$50,634	$42,602

Our management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitations of these non-GAAP financial measures are that they exclude significant expenses and income that are required by GAAP to be recognized in our consolidated financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which expenses and income are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, management presents non-GAAP financial measures in connection with GAAP results. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures and not to rely on any single financial measure to evaluate our business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in the Annual Report on Form 10-K. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than are included in the following discussion. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “may,” “might,” “will,” “will likely result,” “should,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “potential,” “continue,” “believes” and similar expressions, although some forward-looking statements are expressed differently. The forward-looking statements in this Form 10-K relate to, among others things, statements relating to our anticipated new store openings and growth opportunities; our business strengths and competitive advantages; the anticipated benefits of our strategic plan; legal proceedings; our intended future process for determining and assessing compensation; our expectations for the future use of equity incentive plans; our expectations regarding financing arrangements; our retail sales and market share expectations; depreciation and amortization expense; supply costs and expectations; costs and adequacy of insurance; our expectations with respect to ongoing compliance with the terms of our credit facility; the effect of regulations on us and our industry and our compliance with such regulations; our expectations regarding the effects of employee recruiting, training and mentoring; and our anticipated revenues, expenses, and capital requirements.

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

Overview

We are a specialty retailer of manufactured and natural and manufactured stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of December 31, 2015, we operated 114 stores in 31 states, with an average size of approximately 21,800 square feet. We also sell our products on our website.

We purchase our tile products and accessories directly from suppliers and manufacture our own setting and maintenance materials, such as thinset, grout, and sealers. We believe that our long-term supplier relationships, together with our design, manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and professionals, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources, and believe that we are a leading retailer of natural and manufactured stone tiles, accessories, and related materials in the United States.

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened 7 new stores in the United States in 2015, and plan to open 9 to 12 stores in 2016. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill orders at these new locations.

In 2015, we reported net sales and income from operations of $293.0 million and $29.2 million, respectively. From December 31, 2013 to December 31, 2014, our net sales increased 12.0% and our income from operations decreased 34.8%. From December 31, 2014 to December 31, 2015, our net sales increased 13.9% and our income from operations increased 35.5%. From December 31, 2013 to December 31, 2015, we opened 26 new retail locations.

Net cash provided by operating activities was $60.3 million and $47.2 million for 2015 and 2014, respectively, which was used to fund capital expenditures for opening new stores and daily operations. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows. As of December 31, 2015, we had cash of $10.3 million and working capital of $47.2 million.

We plan to continue to invest in strong customer service by leveraging our highly-trained staff from our existing store base to train new store staff, as well as employing our market manager program for all stores. We plan to continue to refine and implement a comprehensive strategy to grow our professional customer business. Finally, we plan to increase our existing store base by 8 to 12 percent during 2016.

Key Components of our Consolidated Statements of Operations

Net Sales Net sales represents total charges to customers, net of returns, and includes freight charged to customers. We recognize sales at the time that the customer takes possession of the merchandise or final delivery of the product has occurred. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales tax. The increase in net sales in recent years has been a result of store base growth, in 2013, 2014 and 2015, as well as increases in comparable store sales in 2013 and 2015.

The table below sets forth information about our same store sales growth from 2013 to 2015. Our increase in same store sales growth is primarily attributable to increases in number of orders, as well as increases in average order size. During 2014, the decrease in comparable sales was attributable to several factors including a challenging macroeconomic environment during which time existing home sales decreased, which resulted in a decrease in traffic in our stores. In addition, we experienced higher turnover of store managers and sales associates which also negatively impacted sales during the year. Finally, many of our stores opened were in new markets and we did not have a consistent and disciplined grand opening marketing plan to drive brand awareness around the time of the grand opening. The same store sales increase in 2015 was attributable to the growth in professional customer sales, an increase in marketing effectiveness, a reduction of sales associate turnover, an increase in average manager tenure, and investments made to help improve sales performance at stores opened in 2013 and 2014. Same store sales amounts include amounts charged to customers for orders delivered less the value of orders returned. In general, we consider a store comparable on the first day of the 13th full month of operation.

	For the year ended December 31,
	2015	2014	2013
Same store sales growth (decline)	7.4%	(0.4%)	12.4%

We opened 7, 19, and 20 new stores in 2015, 2014 and 2013, respectively. Net sales at new stores are generally lowest in the first few months after a location is opened and generally increase over time. We expect a store’s net sales to increase faster during its first four years of operation than in its later years. Store locations opened in existing markets tend to have higher net sales in the first year of operation than store locations opened in new markets. This is due to increased brand awareness in existing markets and because a portion of such net sales comes from more mature stores in those markets.

Cost of Sales Cost of sales consists primarily of material costs, freight, duties, and delivery of product to the customers, as well as costs associated with manufacturing of setting and maintenance materials.

Gross Profit Gross profit is net sales less cost of sales. Gross margin is the percentage determined by dividing gross profit by net sales. In 2015, 2014 and 2013, our gross margin was 69.5%, 69.6%, and 70.0%, respectively. We have been able to maintain relatively stable gross margins as a result of product cost control, moderating our price promotions and training and incenting our store sales associates to ensure the intelligent use of price discounts.

Selling, General and Administrative Expenses Payroll costs and occupancy expenses have historically been our most significant selling, general, and administrative expenses. Payroll costs exclude costs associated with manufacturing labor costs and certain handling and receiving costs, as those costs are included in cost of sales. In 2015, 2014, and 2013, our selling, general, and administrative expenses as a percentage of net sales was 59.5%, 61.2% and 55.6%, respectively. Payroll costs increased slightly as a percentage of net sales in 2015 as a result of adding market managers and certain other investments in store compensation to reduce turnover and improve sales growth, as well as increased benefit costs attributable to lower employee turnover. However, improved sales performance and cost control during 2015 resulted in declines in occupancy cost and other selling, general and administrative expenses as a percentage of net sales.

Pre-opening costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs, occupancy costs and promotional costs. Pre-opening costs are expensed as incurred and recorded in selling, general and administrative expenses.

Income Taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rate for fiscal years 2015, 2014 and 2013 was 41.4%, 41.2% and (50.3%), respectively. The income tax rate of (50.3%) for fiscal year 2013 was due to the loss before income taxes of $23.7 million. The loss during fiscal year 2013 was a result of the change in the fair value of the warrant liability of $54.2 million.

Adjusted EBITDA

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States, or GAAP, and adjusting for interest expense, income taxes, depreciation and amortization, non-cash change in fair value of warrants, deferred compensation expense, stock based compensation expense, and special charges including equity related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in monthly financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

Our management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitations of these non-GAAP financial measures are that they exclude significant expenses and income that are required by GAAP to be recognized in our consolidated financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which expenses and income are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, management presents non-GAAP financial measures in connection with GAAP results. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures and not to rely on any single financial measure to evaluate our business.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net income (loss)	$15,696	$10,547	$(35,660)	$(46,887)	$31,360
Interest expense	2,584	3,141	2,581	1,252	443
Income taxes	11,076	7,382	11,942	(2,002)	733
Change in fair value of warrants	-	-	54,219	82,063	-
Depreciation & amortization	22,236	19,925	14,316	10,530	8,651
Deferred compensation expense	-	-	-	3,897	1,415
Special charges	1,283	1,848	2,216	400	-
Stock based compensation	5,545	4,617	4,680	1,381	-
Adjusted EBITDA	$58,420	$47,460	$54,294	$50,634	$42,602

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

	(in thousands)
	2015	% of sales(1)	2014	% of sales
Net sales	$292,987		$257,192
Cost of sales	89,377	30.5%	78,300	30.4%
Gross profit	203,610	69.5%	178,892	69.6%
Selling, general and administrative expenses	174,384	59.5%	157,316	61.2%
Income from operations	29,226	10.0%	21,576	8.4%
Interest expense	2,584	0.9%	3,141	1.2%
Other income (expense)	130	0.0%	(506)	(0.2% )
Income before income taxes	26,772	9.1%	17,929	7.0%
Provision for income taxes	11,076	3.8%	7,382	2.9%
Net income	$15,696	5.4%	$10,547	4.1%

(1) Amounts do not foot due to rounding

Net Sales Net sales for fiscal year 2015 increased by $35.8 million, or 13.9%, to $293.0 million, compared to fiscal year 2014 as net sales in comparable stores increased $18.9 million and net sales in non-comparable stores increased $16.9 million. Net sales increased primarily due to the 7.4% increase in sales at comparable stores resulting from an increase in professional customer sales, an increase in marketing effectiveness, a decrease in sales associate turnover, and an increase in average store manager tenure. The increase in net sales generated by new stores relates to the expansion of our store base by 7 locations in fiscal year 2015 and the inclusion of a full year of sales for the 19 stores that opened in 2014.

Gross Profit Gross profit increased $24.7 million, or 13.8%, for fiscal year 2015 compared to fiscal year 2014 primarily due to the increase in net sales. The gross profit rate decreased to 69.5% for fiscal year 2015, from 69.6% for fiscal year 2014. The decrease in margin can be attributed to a series of pricing tests performed to drive revenue growth during the second quarter of fiscal year 2015 which resulted in a temporary decline in gross margin rates.

Selling, General and Administrative Expenses Selling, general, and administrative expenses increased $17.1 million, or 10.8%, in fiscal year 2015 compared to fiscal year 2014. Selling, general, and administrative expenses as a percentage of net sales decreased to 59.5% in fiscal year 2015, compared to 61.2% in fiscal year 2014. The increase in selling, general, and administrative expenses was primarily due to new store openings, which contributed a $10.0 million increase in payroll, $4.2 million increase in rent and occupancy costs, and a $2.3 million increase in depreciation.

Selling, general, and administrative expenses include costs of $1.3 million and $1.8 million for fiscal years 2015 and 2014, respectively, which relate to litigation and investigation costs.

Pre-opening Costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During fiscal years 2015 and 2014, we recorded pre-opening costs of $0.5 million and $1.5 million, respectively.

Income from Operations and Operating Margin As a result of the above, income from operations increased by $7.7 million, or 35.5%, for fiscal year 2015 compared to fiscal year 2014. Operating margin increased to 10.0% for fiscal year 2015, compared to 8.4% for fiscal year 2014 due to improved sales performance and cost control.

Interest Expense Interest expense decreased $0.6 million, or 17.7%, for fiscal year 2015 compared to the fiscal year 2014. The decrease is due to the reduction of debt in 2015.

Income before income taxes Income before income taxes was $26.8 million for fiscal year 2015, compared to $17.9 million for fiscal year 2014.

Provision for income taxes Income tax provision increased $3.7 million for fiscal year 2015, compared to fiscal year 2014 due to higher taxable income.

Net Income Net income increased $5.1 million for fiscal year 2015, compared to fiscal year 2014, due to a comparable store sales increase of 7.4%.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

	(in thousands)
	2014	% of sales	2013	% of sales
Net sales	$257,192		$229,564
Cost of sales	78,300	30.4%	68,755	30.0%
Gross profit	178,892	69.6%	160,809	70.0%
Selling, general and administrative expenses	157,316	61.2%	127,731	55.6%
Income from operations	21,576	8.4%	33,078	14.4%
Interest expense	3,141	1.2%	2,581	1.1%
Change in fair value of warrants	-	0.0%	54,219	23.6%
Other (expense) income	(506)	(0.2% )	4	0.0%
Income (loss) before income taxes	17,929	7.0%	(23,718)	(10.3% )
Provision for income taxes	7,382	2.9%	11,942	5.2%
Net income (loss)	$10,547	4.1%	$(35,660)	(15.5% )

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

Gross Profit Gross profit increased $18.1 million, or 11.2%, for fiscal year 2014 compared to fiscal year 2013 primarily due to the increase in net sales. The gross profit rate decreased to 69.6% for fiscal year 2014, from 70.0% for fiscal year 2013. The decrease in margin can be attributed to slight increases in product acquisition, freight and distribution costs during fiscal year 2014. Partially offsetting the increase in the costs of our products, we have been more selective in our use of promotions to generate sales relative to last year.

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

Selling, general, and administrative expenses include costs of $1.8 million and $2.2 million for fiscal years 2014 and 2013, respectively, which relate to special investigation, shareholder litigation, and in 2013, equity related transactions.

Pre-opening Costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During fiscal years 2014 and 2013, we reported pre-opening costs of $1.5 million and $2.4 million, respectively.

Income from Operations and Operating Margin As a result of the above, income from operations decreased by $11.5 million, or 34.8%, for fiscal year 2014 compared to fiscal year 2013. Operating margin decreased to 8.4% for fiscal year 2014, compared to 14.4% for fiscal year 2013.

Interest Expense Interest expense increased $0.6 million, or 21.7%, for fiscal year 2014 compared to fiscal year 2013. The increase is due to increased interest rates on borrowings in fiscal year 2014.

Change in Fair Value of Warrants Fair value of the warrant liability decreased $54.2 million for fiscal year 2014, representing a non-cash charge for the change in the fair value of the warrants that were outstanding during fiscal year 2013. As of December 31, 2013, the warrants were fully exercised or redeemed, and no further expense will be recorded for these warrants in future periods.

Income (loss) before income taxes Income before income taxes was $17.9 million for fiscal year 2014, compared to a loss before income taxes of $23.7 million for fiscal year 2013. The loss during fiscal year 2013 was as a result of the change in the fair value of the warrant liability of $54.2 million. Excluding the change in fair value of warrants, income before taxes was $30.5 million for fiscal year 2013.

Provision for income taxes Income tax provision decreased $4.6 million for fiscal year 2014, compared to fiscal year 2013 due to lower taxable income.

Net Income (Loss) Net income increased $46.2 million for fiscal year 2014, compared to fiscal year 2013 primarily as a result of the change in the fair value of the warrant liability described above.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $10.3 million of cash and cash equivalents at December 31, 2015, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for general corporate purposes, including opening new stores, purchasing additional merchandise inventory and maintaining our existing stores.

On June 2, 2015, we, and our operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (the “Credit Agreement”). The Credit Agreement provides us with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At December 31, 2015 the base interest rate was 4.25% and the LIBOR-based interest rate was 2.18%. Borrowings outstanding consisted of $8.0 million on the revolving line of credit and $47.5 million on the term loan as of December 31, 2015. The term loan requires quarterly principal payments as follows (in thousands):

Period
December 31, 2015 to June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on terms other than that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to us or any other equity owner of such subsidiary, the Credit Agreement prohibits the payments of cash dividends. We were in compliance with the covenants as of December 31, 2015.

The Credit Agreement superseded and replaced in its entirety our senior secured credit facility with Bank of America, N.A. dated October 3, 2012, as amended on April 30, 2013, July 8, 2013, March 26, 2014 and September 29, 2014. We used the $50.0 million term loan and $23.0 million drawn on the line of credit pursuant to the Credit Agreement to refinance all of the existing indebtedness outstanding under our prior credit facility in the amount of approximately $73.0 million, which consisted of $72.8 million in unpaid principal and approximately $0.2 million in accrued and unpaid interest and fees. We also recorded a $0.2 million charge in interest expense to write-off unamortized deferred financing fees associated with the October 3, 2012 credit facility as of the date of the termination.

We have a standby letter of credit outstanding related to our workers compensation insurance policy. As of December 31, 2015 and 2014, the standby letter of credit totaled $0.9 million and $0.4 million, respectively.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital Expenditures

Capital expenditures in 2015 were $19.0 million. During the year, $15.6 million was for new store build-out and remodels of existing stores, $1.2 million was for investments in our distribution and manufacturing facilities, and the remainder was for general corporate purposes.

Capital expenditures decreased in 2015 compared to 2014 primarily due to a decrease in the number of stores opened during the year. Capital expenditures decreased in 2014 compared to 2013 due to a decrease in funds invested in distribution and manufacturing facilities. In 2013, we completed and opened a fourth distribution center in Durant, Oklahoma, and expanded our headquarters.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the United States economy, as well as the local economies in the markets in which our stores are located. We intend to open 9 to 12 stores during 2016. Total capital expenditures are expected to be between $25 million and $30 million in 2016.

Cash Flows

The following table summarizes our cash flow data for the years ended December 31, 2015, 2014, and 2013.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$60,264	$47,201	$21,211
Net cash used in investing activities	(18,994)	(40,552)	(52,955)
Net cash (used in) provided by financing activities	(36,688)	(2,651)	30,518

Operating Activities

Cash flows from operating activities provides us with a significant source of liquidity. Net cash provided by operating activities was $60.3 million, $47.2 million, and $21.2 million in 2015, 2014, and 2013, respectively. Cash flows provided by operating activities in 2015 relate to current year earnings, plus non-cash expenses, including depreciation, and a net improvement in working capital. The increase in operating cash flows over 2014 was primarily driven by an increase in net income as well as improved management of working capital.

Investing Activities

Net cash used in investing activities was $19.0 million, $40.6 million and $53.0 million in 2015, 2014, and 2013, respectively. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, new distribution and manufacturing facilities, and corporate headquarters expansion, internally developed software and routine capital purchases of computer hardware and software.

Financing Activities

Net cash (used in) provided by financing activities was ($36.7) million, ($2.7) million and $30.5 million in 2015, 2014, and 2013, respectively. Cash used in financing activities during 2015 was primarily for payments of long-term debt and capital lease obligations of $124.0 million, partially offset by net proceeds from long term debt of $88.0 million. Cash used in financing activities during 2014 was primarily for payments of long-term debt and capital leases. Cash provided by financing activities in 2013 was primarily from the proceeds from exercises of warrants, net advances on our credit facility, and cash provided by the new market tax credit transaction (See Note 11 to our consolidated financial statements included in this Form 10-K) offset by our repurchase of common stock and warrants and principal payments on long-term debt.

Off-balance Sheet Arrangements

As of December 31, 2015 and December 31, 2014, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Arrangements

The following table summarizes certain of our contractual obligations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	5+ Years
Long-term debt including principal and interest (1)	$58,879	$6,268	$16,156	$36,072	$383
Operating lease obligations (2)	493,945	26,597	54,818	56,426	356,104
Capital lease obligations (3)	1,380	217	426	432	305
Total contractual obligations	$554,204	$33,082	$71,400	$92,930	$356,792

(1)

Includes total interest of $2.5 million, comprised of $1.2 million of interest for the period of less than 1 year, $0.9 million of interest for the period of 1 – 3 years, $0.4 million of interest for the period of 4 – 5 years, and $0.0 million of interest for the period of 5+ years.

(2)	Includes the base or current renewal period for our operating leases, which contain varying renewal provisions.
(3)

Includes total interest of $0.5 million, comprised of $0.1 million of interest for the period of less than 1 year, $0.2 million of interest for the period of 1 – 3 years, $0.2 million of interest for the period of 4 – 5 years, and $0.0 million of interest for the period of 5+ years.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles of the United States (GAAP). The preparation of our financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. Our most critical accounting policies are summarized below. For further information on our critical and other significant accounting policies, see the notes to the consolidated financial statements appearing elsewhere in this Form 10-K.

Recognition of Revenue

We recognize sales at the time the customer takes possession of the merchandise or when final delivery of the product has occurred. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales tax. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical returns. Our process to establish a sales return reserve contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future sales returns and exchanges. The customer may receive a refund or exchange the original product for a replacement of equal or similar quality for a period of six months from the time of original purchase. Products received back under this policy are reconditioned pursuant to state laws and resold. We believe our estimate for sales returns is an accurate reflection of future returns. Actual return trends have not varied significantly from estimated amounts in prior periods. However, if the nature of sales returns changes significantly, our sales could be adversely impacted.

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

Stock-based Compensation

We estimate the fair value of each option grant using the Black Scholes option pricing model. The valuation of stock options is a significant accounting estimate that requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. We make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate. The computation of the expected volatility assumptions used in the option valuation models was based on historical volatilities of the Company. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The expected dividend yield was zero based on the fact that we have not paid dividends, nor do we intend to pay dividends in the future. To the extent that actual outcomes differ from our assumptions, we are not required to true up grant-date fair value-based expense to final intrinsic values. However historical data has a significant bearing on our forward-looking assumptions. Significant variances between actual and predicted experience could lead to prospective revisions in our assumptions, which could then significantly impact the year-over-year comparability of stock-based compensation expense.

Property, Plant, and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation, which is amortized over the useful life of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease period (including expected renewal periods). Property, plant, and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows from the operations and/or disposition of the assets are less than the carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate.

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

Income taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in its fiscal year 2018, and permits the use of either a retrospective or a cumulative effect transition method. We are currently assessing the impact of implementing the new guidance on our consolidated financial statements.

In August 2014, the FASB issued a standard requiring an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements. The guidance also sets forth a series of disclosures that are required in the event the entity’s management concludes that there is substantial doubt about the entity’s ability to continue as a going concern. The new standard becomes effective for us in fiscal 2016 and requires an ongoing evaluation at each interim and annual period thereafter. We have determined that the adoption of this new guidance will not have an impact on our consolidated financial statements.

In February 2015, the FASB issued a new accounting standard that will modify current consolidation guidance. The standard makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. The standard is effective for us in fiscal 2016. We are currently assessing the impact of implementing the new guidance on our consolidated financial statements.

In April 2015, the FASB issued a standard that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for us in fiscal year 2016, and requires retrospective application. We anticipate reclassifying $2.2 million of unamortized debt issuance costs from other asset accounts to be net against debt upon adopting this standard in the first quarter of 2016.

In July 2015, the FASB issued a standard which simplifies the subsequent measurement of inventory. Currently, an entity is required to measure its inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes require that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Currently, we apply the net realizable value market option to measure inventories at the lower of cost or market. These changes become effective for us in fiscal 2017. We have determined that the adoption of these changes will not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued a standard which simplifies the presentation of deferred income taxes. The guidance provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We early adopted this standard effective December 31, 2015, retrospectively. Adoption resulted in a $4.2 million and $3.9 million decrease in current deferred tax assets and a $4.2 million and $3.9 million increase in long-term deferred tax assets in our Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, respectively. Adoption had no impact on our results of operations.

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

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operation. We are also exposed to interest rate risk, in connection with borrowings under our credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. The base rate was 4.25% at December 31, 2015. Based upon balances and interest rates as of December 31, 2015, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.6 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.6 million.

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

Exchange Rate Risk

We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our subsidiary based in China and on the purchase of goods in Chinese yuan. Purchases made in Chinese yuan were less than 5% of our total inventory purchases in both 2015 and 2014. Our exposure to foreign currency rate fluctuations is not significant to our financial condition or results of operations.

We currently do not engage in any exchange rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in transactions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the reports of the independent registered public accounting firms, listed under Item 15 “Exhibits, Financial Statement Schedules”, are included as a separate section of this Annual Report on Form 10-K beginning on page 52 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the period covered by this report and concluded that our disclosure controls and procedures were effective as of the period covered by this report. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the consolidated financial statements. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (“COSO”). Based on management’s assessment, management has concluded that as of December 31, 2015, the previously-identified material weakness (discussed in further detail below) had been remediated and the Company’s internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young, LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2015. See “Item 8. Consolidated Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, the Company completed its remediation efforts related to the company’s controls involving:

●	The selection and deployment of general control activities over technology related to change management and user access controls.
●	Controls that address the completeness and accuracy of data used in the performance of other control activities.
●	The design and operation of control activities that mitigate identified risks, including compliance with established accounting policies.

As a result of the completed remediation efforts noted below, there were improvements in internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Actions

In our Annual Report on Form 10-K for the year ended December 31, 2014, we identified a material weakness in our internal control over financial reporting with respect to the selection and deployment of general control activities over technology related to change management and user access controls. We also identified deficiencies in controls that address the completeness and accuracy of data used in the performance of other control activities. In addition, we identified deficiencies related to the design and operation of control activities that mitigate identified risks, including compliance with established accounting policies. Specifically, we failed to establish control activities to ensure useful lives assigned to leasehold improvements and other fixtures did not exceed the lease term at store and corporate headquarters locations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In response to this material weakness, management developed remediation plans to address the control deficiencies identified in 2014. The Company implemented the following remediation actions during 2015:

●	Designed and executed a process to review users who have access to key financial systems.
●	Enhanced existing change management policies and initiated a processes to capture documentation evidencing the execution of these policies.
●	Established a control to compare the economic life of an asset to the remaining lease term at the time a new asset is placed in service.
●	Refined process documentation to more clearly define how processes and controls ensure compliance with key policies.
●

Formalized and implemented a policy to document the inputs and assumptions underlying key reports and analysis used in the preparation of accounting entries as well as management’s process to evaluate the completeness of key data elements.

Management has determined that the remediation actions discussed above were appropriately designed and demonstrated effective operation for a sufficient period of time to enable the company to conclude that the material weakness had been remediated as of December 31, 2015.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The following table provides information about our executive officers, including their ages, as of the date of this Form 10-K.

Name	Age	Position
Chris R. Homeister	47	Chief Executive Officer and President, Director
Kirk L. Geadelmann	47	Chief Financial Officer
Joseph Kinder	50	Senior Vice President – Operations
Carl Randazzo	51	Senior Vice President – Retail

Chris R. Homeister has been our Chief Executive Officer and a Director since January 1, 2015. From October 2013 through December 2014, Mr. Homeister was our Chief Operating Officer. From May 2012 through September 2013, Mr. Homeister was Chief Executive Officer and founder of Homeister Ventures LLC, a provider of consulting services for private equity, venture capital, retail, and consumer electronics firms. Prior thereto, from June 2009 through April 2012, Mr. Homeister served as Senior Vice President and General Manager of Best Buy Co., Inc.’s Entertainment Business Group, where he was responsible for all elements and the management of the business unit. From April 2005 to May 2009, he held various roles at Best Buy, including Senior Vice President of Digital Merchandising and Strategic Planning; Vice President of Merchandising, Mobile Electronics and Computing. Prior to Best Buy, Mr. Homeister held management positions at Gateway, Inc. and Amoco Oil Company. Mr. Homeister earned an M.B.A. from the University of Notre Dame and a B.B.A. in Finance from the University of Iowa. We believe Mr. Homeister is qualified to serve as a director because, as the Company’s Chief Executive Officer, he is familiar with the Company’s business and industry and is most capable of effectively identifying strategic priorities and leading the execution of strategy. Additionally, his past experience in leading global sourcing, merchandising, and retail expansion will benefit the Company as it executes its strategic plan.

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

As previously announced, effective March 1, 2016, Mr. Randazzo will become our Senior Vice President – Real Estate and Development and Lynda Stout will be joining the Company as our Senior Vice President – Retail.

Directors

The following table provides information about our directors, including their ages, as of the date of this Form 10-K.

Name	Age	Position
Class I Directors:
Chris R. Homeister	47	Chief Executive Officer, Director
Peter J. Jacullo III(1)(2)	61	Director
Adam L. Suttin(1)	48	Director
Class II Directors:
Peter H. Kamin(1)(3)	53	Director
Todd Krasnow(2)(3)	58	Director
Class III Directors:
Christopher T. Cook(3)	46	Director
Robert A. Rucker	63	Director
William E. Watts(2)	63	Director; Chairman of the Board

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

Adam L. Suttin has served as a member of our Board since August 2012. Previously, Mr. Suttin served as president of JWC Acquisition Corp. Mr. Suttin co-founded J.W. Childs Associates, L.P., a private equity investment firm, in 1995 and is a partner of that firm. From 1989 to 1995, Mr. Suttin was an investment professional at Thomas H. Lee Company. He is currently a member of the board of directors of Kosta Browne Winery, LLC, Esselte Ltd., Key Impact Sales & Systems, Inc., Shoe Sensation Inc., Mattress Firm Holdings, Inc., and the NutraSweet Company. Mr. Suttin holds a B.S. in Economics from the Wharton School of the University of Pennsylvania and a B.A.S. in Engineering from the Moore School of Engineering of the University of Pennsylvania. We believe that Mr. Suttin is qualified to serve on our Board in light of his experience as a co-founder of J.W. Childs Associates, L.P. and his experience as a director of various companies.

Peter H. Kamin has served as a member of our Board since August 2012. Previously, Mr. Kamin served as a member of The Tile Shop’s board of managers from January 2012 to August 2012. Mr. Kamin is the founder of 3K Limited Partnership, an investment fund, and has served as its Managing Partner since January 2012. For the eleven years preceding the formation of 3K Limited Partnership, Mr. Kamin was a founding member and Managing Partner of ValueAct Capital. ValueAct Capital grew into a leading investment management organization during Mr. Kamin’s tenure. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P. Peak was a limited partnership, organized to make investments in a select number of domestic public and private companies. Since May 2012, Mr. Kamin has been a director and member of the governance committee of MAM Software Group, Inc., a publicly-traded provider of business automation and ecommerce solutions for the automotive aftermarket. Mr. Kamin is also a director of several privately held companies. Mr. Kamin previously served as a director of Ambassadors Group, Inc. from May 2012 to September 2015, of Rand Worldwide, Inc. from April 2012 to June 2015, of Adesa, Inc. from April 2007 to December 2011, and of Seitel, Inc. from February 2007 to December 2011, as well as previously serving as a director of several privately held companies. Mr. Kamin holds a B.A. in Economics from Tufts University and an M.B.A. from the Harvard University Graduate School of Business. Mr. Kamin is a trustee of Tufts University. We believe that Mr. Kamin is qualified to serve on our Board due to his significant experience as a director of publicly-traded companies and his substantial experience as an investor.

Todd Krasnow has served as a member of our Board since August 2012. Previously, Mr. Krasnow served as a member of The Tile Shop’s board of managers from January 2012 to August 2012. Mr. Krasnow has served as the President of Cobbs Capital, Inc., a private consulting company, since January 2005, and as marketing domain expert with Highland Consumer Fund, a venture capital firm, since June 2007. Previously, Mr. Krasnow was the Chairman of Zoots, Inc., a dry cleaning company, from June 2003 to January 2008, and Chief Executive Officer of Zoots, Inc. from February 1998 to June 2003. He served as the Executive Vice President of Sales and Marketing of Staples, Inc. from May 1993 to January 1998 and in other sales and marketing positions for Staples, Inc. from March 1986 to May 1993. Since September 2005, Mr. Krasnow has served as a director of Carbonite, Inc., a publicly-traded provider of online backup solutions for consumers and small and medium sized businesses; since December 2005, Mr. Krasnow has served as Chairman of Carbonite’s compensation committee; and since September 2009, he has served as a member of Carbonite’s audit committee. Mr. Krasnow is a member of the advisory boards of C&S Wholesale Grocers, Inc. and of Kids II, a manufacturer of baby and toddler products. Since January 2016, Mr. Krasnow has served as a director of Bakkover Group, Ltd., a London, UK-based fresh prepared meals provider, and Ecentria Group, Inc., an Illinois-based internet retailer of outdoor, camping, optical and other gear. Mr. Krasnow previously served as a director of Piedmont, Ltd., a Japanese storage company conducting business as Quraz, which was sold in September 2013; as a director of Global Customer Commerce, Inc., an internet retailer of blinds and wall coverings, which was sold in January 2014; and as a director of OnForce, Inc., an online marketplace that enables enterprises to hire information technology services professionals, which was sold in August 2014. Mr. Krasnow holds an M.B.A. from the Harvard University Graduate School of Business and an A.B. in Chemistry from Cornell University. We believe that Mr. Krasnow is qualified to serve on our Board due to his operating and management experience and his expertise in sales and marketing.

Christopher T. Cook has served as a member of our Board since September 2014. Mr. Cook founded Sleep Experts, a Texas chain of mattress retail stores, and served as its Chief Executive Officer from 2004 until its acquisition by Mattress Firm in April 2014. Mr. Cook currently serves as a strategy consultant to the Mattress Firm executive team. Mr. Cook was also on the founding team of SiteStuff, a venture-backed e-commerce company and served as its Executive Vice President of Business Development until 2003. He currently serves on the board of the Entrepreneur’s Foundation of North Texas and is a member of the Young Presidents’ Organization. Mr. Cook has a B.B.A. in Finance from SMU Cox School of Business in Dallas, Texas. We believe that Mr. Cook is qualified to serve on our Board due to his in-depth involvement in founding and leading a company in the consumer retail industry and his experience creating scalable sales culture and scalable systems.

Robert A. Rucker has served as a member of our Board since June 2012 and was our Chief Executive Officer and President from June 2012 until December 2014. Previously, Mr. Rucker served as The Tile Shop’s Chief Executive Officer and President and as a member of its board of managers. Mr. Rucker holds a B.E.S. in Psychology and History from the University of Minnesota. We believe that Mr. Rucker is qualified to serve on our Board based on his historical knowledge of The Tile Shop as its founder and his strategic vision for the Company.

William E. Watts has served as a member and Chairman of our Board since August 2012. Previously, Mr. Watts served as Vice President of JWC Acquisition Corp. Mr. Watts has been a partner of J. W. Childs Associates, L.P., a private equity investment firm, since June 2001. From 1991 to 2001, he was President and Chief Executive Officer of General Nutrition Companies. Prior to being named President and Chief Executive Officer, Mr. Watts held the positions of president and chief operating officer of General Nutrition, President and Chief Operating Officer of General Nutrition Center, and Senior Vice President of Retailing and Vice President of Retail Operations of General Nutrition Center. Mr. Watts currently serves as Non-Executive Chairman of the board of directors of Mattress Firm Holdings, Inc., Non-Executive Chairman of the board of directors of Cycle Gear, Inc., and Non-Executive Chairman of the board of directors of Shoe Sensation, Inc. Mr. Watts holds a B.A. in Social Science from the State University of New York at Buffalo. We believe that Mr. Watts is qualified to serve on our Board in light of his experience as a director of various companies and his experience as chief executive officer of a company with a well-known brand.

In accordance with our Certificate of Incorporation, our Board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Except as otherwise provided by law and subject to the rights of any class or series of preferred stock, vacancies on our Board (including a vacancy created by an increase in the size of the Board) may be filled only by the affirmative vote of a majority of the remaining directors. A director elected by the Board to fill a vacancy (other than a vacancy created by an increase in the size of the Board) serves for the unexpired term of such director’s predecessor in office and until such director’s successor is elected and qualified. A director appointed to fill a position resulting from an increase in the size of the Board serves until the next annual meeting of stockholders at which the class of directors to which such director is assigned by the Board is to be elected by stockholders and until such director’s successor is elected and qualified. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Our directors are divided among the three classes as follows:

•	The Class I directors are Messrs. Homeister, Jacullo and Suttin, with terms expiring at the annual meeting of stockholders to be held in 2016;

•	The Class II directors are Messrs. Kamin and Krasnow, with terms expiring at the annual meeting of stockholders to be held in 2017; and

•	The Class III directors are Messrs. Cook, Rucker and Watts, with terms expiring at the annual meeting of stockholders to be held in 2018.

Our Board met four times between January 1, 2015 and December 31, 2015. Each director attended at least 75% of the meetings of the Board and of any committee of the Board on which such director served that were held between January 1, 2015 and December 31, 2015.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

In October 2011, Joseph Kinder, our Senior Vice President – Operations, was involved in a domestic dispute Mr. Kinder pled guilty to a charge of contributing to the need for child protection or services, which was deemed a misdemeanor.

Peter Jacullo III, a director, previously served as a manager and secretary of BlueEarth Biofuels, LLC, which filed for bankruptcy in May 2014 and was subsequently dissolved.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based on a review of the copies of such reports furnished to us, the executive officers, directors and greater than ten percent stockholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2015, except that Nabron International, Inc., a greater than ten percent stockholder, filed a Form 4 on September 15, 2015 to report nine sales of Company equity securities that occurred from May 18, 2015 through May 29, 2015.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business. The Code of Business Conduct and Ethics is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Governance Documents” heading. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct by posting such information on our website at the web address and location specified above.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board has established the following committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board.

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process, the audit of our financial statements, the audit of internal controls over financial reporting and other information included in documents containing the audited financial statements. Among other matters, the Audit Committee evaluates our independent auditors’ qualifications, independence – as required under Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 16, communications with Audit Committees (AS 16) and receives from the independent auditors written disclosures regarding the auditors independence required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and has discussed with the independent auditors, the independent auditor’s independence. The Audit Committee also determines the engagement, retention, and compensation of the independent auditors; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements, including the disclosures in our annual and quarterly reports to be filed with the SEC; assesses the performance of the independent auditors; approves the retention of the independent auditors to perform any proposed permissible non-audit services; reviews our risk assessment and risk management processes; establishes procedures for receiving, retaining, and investigating complaints received by us regarding accounting, internal accounting controls, or audit matters; monitors the rotation of partners of the independent auditors on our engagement team as required by law; reviews our critical accounting policies and estimates; and oversees any internal audit function. Additionally, the Audit Committee reviews and approves related person transactions and reviews and evaluates, on an annual basis, the Audit Committee charter and performance. Our independent registered public accounting firm and management each periodically meet privately with our Audit Committee.

The Audit Committee has recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2015 for filing with the SEC.

The current members of our Audit Committee are Messrs. Jacullo, Kamin, and Suttin, with Mr. Kamin serving as the chair of the Audit Committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our Board has determined that Mr. Kamin is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. A description of Mr. Kamin’s experience is set forth above under “Directors.” Messrs. Jacullo, Kamin, and Suttin are independent directors as defined under the applicable rules and regulations of the SEC, NASDAQ and Public Company Accounting Oversight Board. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ, and which is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Governance Documents” heading. The Audit Committee met twelve times between January 1, 2015 and December 31, 2015.

Compensation Committee

Our Compensation Committee reviews and recommends policies relating to compensation and benefits of our executive officers and employees. The Compensation Committee annually reviews and approves corporate goals and objectives relevant to compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and sets the compensation of these officers based on such evaluations. The Compensation Committee also reviews and makes recommendations to the Board with respect to director compensation and administers the issuance of stock options and other awards under our equity compensation plans. The Compensation Committee reviews and prepares the necessary compensation disclosures required by the SEC. Additionally, the Compensation Committee reviews and evaluates, on an annual basis, the Compensation Committee charter and performance.

The current members of our Compensation Committee are Messrs. Jacullo, Krasnow and Watts, with Mr. Krasnow serving as the chair of the Compensation Committee. All of the members of our Compensation Committee are independent under the applicable rules and regulations of the SEC, NASDAQ and Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ, and which is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Governance Documents” heading. The Compensation Committee met seven times between January 1, 2015 and December 31, 2015.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for making recommendations regarding corporate governance; identification, evaluation and nomination of candidates for directorships; and the structure and composition of our Board and committees thereof. In addition, the Nominating and Corporate Governance Committee oversees our corporate governance guidelines, approves our committee charters, oversees compliance with our code of business conduct and ethics, contributes to succession planning, reviews actual and potential conflicts of interest of our directors and officers other than related person transactions reviewed by the Audit Committee, and oversees the Board self-evaluation process. Additionally, the Nominating and Corporate Governance Committee reviews and evaluates, on an annual basis, the Nominating and Corporate Governance Committee charter and performance.

The current members of our Nominating and Corporate Governance Committee are Messrs. Cook, Kamin and Krasnow, with Mr. Cook serving as the chair of the Nominating and Corporate Governance Committee. All of the members of our Nominating and Corporate Governance Committee are independent under the applicable rules and regulations of NASDAQ. The Nominating and Corporate Governance Committee operates under a written charter, which is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Governance Documents” heading. The Nominating and Corporate Governance Committee met three times between January 1, 2015 and December 31, 2015.

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

In assessing director candidates, the Nominating and Corporate Governance Committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. The Nominating and Corporate Governance Committee does not have a formal diversity policy and does not follow any ratio or formula with respect to diversity in order to determine the appropriate composition of the Board. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for NASDAQ purposes, which determination is based upon applicable NASDAQ listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee by majority vote.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder.

To nominate a director for the 2016 Annual Meeting, stockholders must submit such nomination in writing to our Secretary at 14000 Carlson Parkway, Plymouth, Minnesota 55441 no later than the close of business on April 15, 2016, nor earlier than the close of business on March 16, 2016. To nominate a director for the 2017 Annual Meeting, stockholders must submit such nomination in writing to our Secretary at 14000 Carlson Parkway, Plymouth, Minnesota 55441 no later than the close of business on April 13, 2017, nor earlier than the close of business on March 14, 2017. You are advised to review the Company’s Bylaws for requirements relating to director nominees.

STOCKHOLDER PROPOSALS FOR 2016 ANNUAL MEETING AND 2017 ANNUAL MEETING

In order to have been considered for inclusion in this year’s proxy statement, stockholder proposals must have been submitted in writing to the Company no later than January 21, 2016. In order to be considered for inclusion in next year’s proxy statement, stockholder proposals must be submitted in writing to the Company no later than January 28, 2017. The Company suggests that proposals for the 2017 Annual Meeting be submitted by certified mail, return receipt requested. The proposal must be in accordance with the provision of Rule 14a-8 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Stockholders who intend to present a proposal or director nomination at the 2016 Annual Meeting without including such proposal or nomination in the Company’s proxy statement must, pursuant to the Company’s Bylaws, deliver to the Company notice of such proposal no earlier than March 16, 2016 and no later than April 15, 2016. Stockholders who intend to present a proposal or director nomination at the 2017 Annual Meeting without including such proposal or nomination in the Company’s proxy statement must, pursuant to the Company’s Bylaws, deliver to the Company notice of such proposal no earlier than March 14, 2017 and no later than April 13, 2017. The Company reserves the right to reject, rule out of order, or take appropriate action with respect to any proposal that does not comply with these and other applicable requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses our policies and decisions with respect to the compensation of our executive officers named in the “Summary Compensation Table” and the most important factors relevant to an analysis of these policies and decisions. The “named executive officers” to whom this discussion applies are:

•	Chris R. Homeister, Chief Operating Officer (October 1, 2013 through December 31, 2014), Chief Executive Officer and President (beginning January 1, 2015);
•	Kirk L. Geadelmann, Chief Financial Officer (beginning August 12, 2014);
•	Joseph Kinder, Senior Vice President – Operations; and
•	Carl Randazzo, Senior Vice President – Retail.

All of our named executive officers served as executive officers during the entire 2015 fiscal year.

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

Each of the primary elements of our executive compensation program is discussed in more detail below. While we have identified particular compensation objectives that each element of executive compensation serves, our compensation programs are designed to be flexible and complementary and to collectively serve all of the executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that each individual element, to some extent, serves each of our objectives. Further, while each of our executive officers has not been, and may not be, compensated with all individual compensation elements, we believe that the compensation provided to each individual executive officer is, and will be, consistent with the overall compensation philosophy and objectives set forth above.

Compensation Determination Process

We review executive compensation annually, including evaluating our philosophy and compensation programs as circumstances require. As part of this review process, we expect to apply the values and the objectives outlined above, together with consideration for the levels of compensation that we would be willing to pay to ensure that our compensation remains competitive and that it is meeting our retention objectives in light of the cost to us if we were required to replace a key employee. In addition, we consider the results of non-binding advisory votes on executive compensation, commonly referred to as “say-on-pay” votes. At our 2015 Annual Meeting, we held a say-on-pay vote on the compensation of our named executive officers as described in the proxy statement for that meeting. Stockholders approved the compensation of the named executive officers by a favorable vote exceeding 99% of votes cast, including abstentions. We are mindful of the opinions of our stockholders and considered these results when deciding to retain our general compensation philosophy and core objectives for the upcoming fiscal year.

Our Compensation Committee does not rely on a formal peer group when determining compensation, but does make reference to general market data and may consider establishing a group of comparable companies for this purpose in the future. Additionally, our Compensation Committee may consider engaging a compensation consultant in future years to provide market data on a peer group of companies in our industry. We believe that such information, together with other information obtained by the members of our Compensation Committee would help ensure that our compensation program remains competitive. We anticipate that our Compensation Committee may make adjustments in executive compensation levels in the future as a result of this more formal market comparison process.

The compensation levels of our named executive officers reflect, to a significant degree, the varying roles and responsibilities of such executives. As a result of the assessment by our Board of the roles and responsibilities of our Chief Executive Officer, there is a compensation differential between his compensation levels and those of our other named executive officers.

Executive Compensation Program Components

Base Salary.  Base salaries of our named executive officers are initially established through arm’s-length negotiation at the time an executive is hired, taking into account such executive’s qualifications, experience, and prior salary. Base salaries of our named executive officers are approved and reviewed periodically by our Chief Executive Officer, and in the case of our Chief Executive Officer’s base salary, by our Board, and adjustments to base salaries are based on the scope of an executive’s responsibilities, individual contribution, prior experience, and sustained performance. Decisions regarding salary increases may take into account the executive officer’s current salary, equity or equity-linked interests, and the amounts paid to an executive officer’s peers within our Company. In making decisions regarding salary increases, we may also draw upon the experience of members of our Board with other companies. Base salaries are also reviewed in the case of promotions or other significant changes in responsibility. No formulaic base salary increases are provided to our named executive officers. This strategy is consistent with our intent of offering base salaries that are cost-effective while remaining competitive.

Our Chief Executive Officer, Chris R. Homeister, was hired in October 2013 as our Chief Operating Officer at an annual base salary of $300,000. Effective January 1, 2015 and in connection with his promotion to Chief Executive Officer, Mr. Homeister’s annual base salary was increased to $400,000.

Our Chief Financial Officer, Kirk Geadelmann, was hired in August 2014 at an annual base salary of $210,000. In February 2015, the Compensation Committee approved an increase to the annual base salary of Mr. Geadelmann to $212,000.

In anticipation of the consummation of the Business Combination in August 2012, we entered into offer letter agreements with each of Messrs. Kinder and Randazzo, which provide for annual base salaries of $200,000 each. In February 2014, the Compensation Committee approved increases to the base salaries of Messrs. Kinder and Randazzo to $208,000 each, on an annualized basis, and in February 2015, the Compensation Committee approved increases to the base salaries of Messrs. Kinder and Randazzo to $212,000 each, on an annualized basis.

The actual base salaries earned by all of our named executive officers in 2015, 2014 and 2013 are set forth in the “Summary Compensation Table.”

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

Under the Omnibus Plan, 2,500,000 shares of our common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options and restricted stock awards. As initially adopted, the number of shares reserved for issuance or transfer pursuant to awards under the Omnibus Plan would increase on the first day of each calendar year beginning in 2013 and ending in 2022, in an amount equal to the lesser of (A) 2,500,000 shares, (B) six percent (6%) of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding calendar year, and (C) such smaller number of shares of common stock as determined by our Board. In February 2013, the Compensation Committee and the Board acknowledged that 2,500,000 shares of common stock were added to the Omnibus Plan reserve effective January 1, 2013 in accordance with the automatic share increase provision, and amended the Omnibus Plan to eliminate the automatic share increase for subsequent years.

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

The types of awards we intend to grant under the Omnibus Plan are as follows:

Cash Performance Awards.  In February 2013, 2014, and 2015, the Board and the Compensation Committee adopted specific performance targets and payout levels for each executive officer for the then-current fiscal year. Fiscal 2013 performance targets and payout levels for Mr. Homeister and fiscal 2014 performance targets and payouts for Mr. Geadelmann were determined upon commencement of employment with the Company. For fiscal 2013 and 2014, each of Messrs. Homeister, Geadelmann, Kinder and Randazzo was eligible to earn target cash incentive compensation equal to 50% of his base salary, based on our Adjusted EBITDA for the year. The target incentive compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget. Each of Messrs. Homeister, Geadelmann, Kinder and Randazzo was entitled to receive a partial incentive payment if we achieved at least 85% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 115% of our budgeted Adjusted EBITDA and attained targeted sales goals. For fiscal 2013, Mr. Homeister’s cash incentive arrangement was pro-rated for the partial year during which he was employed with the Company. For fiscal 2014, Mr. Geadelmann’s cash incentive arrangement was pro-rated for the partial year during which he was employed with the Company.

For fiscal 2015, Mr. Homeister was eligible to earn target cash incentive compensation equal to 75% of his base salary and each of Messrs. Geadelmann, Kinder and Randazzo was eligible to earn target cash incentive compensation equal to 50% of his base salary, all based on our Adjusted EBITDA for the year. The target incentive compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget. Each of Messrs. Homeister, Geadelmann, Kinder and Randazzo was entitled to receive a partial incentive payment if we achieved at least 85% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 115% of our budgeted Adjusted EBITDA and attained targeted sales goals.

The Compensation Committee reviews and certifies performance following the end of each fiscal year and may also consider discretionary factors when making awards. As a result of this review, for fiscal 2013, the Compensation Committee approved incentive awards in the amount of $30,000 to each of Messrs. Homeister, Kinder and Randazzo, partially based on the forgoing performance measures and partially based on discretion. The Compensation Committee did not approve any incentive awards based on the performance of the Company in fiscal 2014. For fiscal 2015, the Compensation Committee approved a payout of 55% of the target cash incentive compensation to Messrs. Homeister, Geadelmann, Kinder and Randazzo based on Company performance measures.

The cash bonuses for which our named executive officers were eligible in 2015 are set forth in the “Grants of Plan Based Awards in Fiscal Year 2015” table. The actual cash bonuses earned by all of our named executive officers in 2015, 2014 and 2013 are set forth in the “Summary Compensation Table.”

Equity and Equity-Linked Incentives.  We intend to use equity incentive awards pursuant to our Omnibus Plan to link the interests of our named executive officers with those of our stockholders. The Omnibus Plan provides that the administrator may grant or issue stock options and restricted stock or any combination thereof. Stock options may be either nonqualified stock options or incentive stock options. We expect vesting of these equity incentive awards to be dependent in whole or in part on continued employment, in order to encourage the retention of our named executive officers through the vesting period of the awards. In some cases, vesting may also be partially based on the annual appreciation of our common stock. In determining the size of inducement and ongoing equity awards to our named executive officers, our Compensation Committee considers a number of internal factors, such as the relative job scope, the value of outstanding equity awards, individual performance history, prior contributions to us, and the size of prior awards, as well as external factors such as the levels of unvested equity awards held by our executive officers in relation to their peers at comparable companies. The Compensation Committee also intends to consider the foregoing factors for future awards.

In January 2015, we granted 150,000 non-qualified stock options to Chris Homeister pursuant to the Omnibus Plan, which are subject to time-based vesting over a five-year period. The equity grants made to our named executive officers in 2015 are set forth in the “Grants of Plan Based Awards in Fiscal Year 2015” table and are discussed in the “Equity Grants” section of this item.

Retirement Savings.  All of our full-time employees, including our named executive officers, are eligible to participate in The Tile Shop 401(k) Retirement Plan. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was $18,000 in 2015 (or $24,000 for employees over 50), and to have the amount of this reduction contributed to the 401(k) plan. In 2015, 2014 and 2013, we made a matching contribution of $0.25 for every $1.00 that each applicable employee contributed to the 401(k) plan, up to a maximum of 5% of such employee’s salary. Each year, this matching contribution vests as to 20% of the aggregate matching contributions for such employee, such that all past and future matching contributions will be vested after the employee has been employed by us for a period of five years.

Perquisites.   From time-to-time, we have provided certain of our named executive officers with perquisites that we believe are reasonable. We do not view perquisites as a significant element of our comprehensive compensation structure, but do believe they can be useful in attracting, motivating, and retaining executive talent. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for our executive officers in appropriate circumstances, and may consider providing additional perquisites in the future. There are no material perquisites to our named executive officers that are contractual obligations pursuant to written agreements. All future practices regarding perquisites will be approved and subject to periodic review by our Compensation Committee.

Tax Considerations.  Our Board considers the potential effects of Section 162(m) of the Code on the compensation paid to our executive officers. Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1.0 million in any taxable year for the Chief Executive Officer and each of the next three most highly compensated executive officers (other than the Chief Financial Officer, if any), unless the compensation is “performance based” or based on another available exemption. We expect that our Compensation Committee will, where reasonably practicable, seek to qualify the variable compensation paid to our executive officers for an exemption from the deductibility limitations of Section 162(m), including by awarding stock options that satisfy the “qualified performance-based compensation” exception by virtue of being approved by a qualifying compensation committee of two or more outside directors, being issued pursuant to an underlying plan that sets the maximum number of shares that can be granted to any person within a specified period and compensating recipients based solely on an increase in the stock price after the grant date (i.e., the exercise price or base price is greater than or equal to the fair market value of the stock subject to the award on the grant date). In approving the amount and form of compensation for our executive officers in the future, our Compensation Committee will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m). However, our Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent. Specifically, the restricted stock granted to Mr. Homeister in October 2013 was not “performance based.”

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.  Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our proxy statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Compensation Committee of the Board of Directors:

Todd Krasnow, Chairman

Peter J. Jacullo III

William E. Watts

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2013 through December 31, 2015 by each of the named executive officers for each year in which each was a Named Executive Officer:

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)(2)	Total ($)
Chris Homeister (3)	2015	400,000		-	-	592,479	165,000	1,157,479
Chief Executive Officer	2014	300,000		-	-	294,430	-	594,430
	2013	75,000	(4)	30,000	1,447,000	2,740,180	-	4,292,180

Kirk Geadelmann (5)	2015	212,000		-	-	-	58,300	270,300
Chief Financial Officer	2014	81,932	(6)	-	-	492,340	-	574,272

Joseph Kinder	2015	212,000		-	-	-	58,300	270,300
Senior Vice President - Operations	2014	208,000		-	-	-	-	208,000
	2013	200,000		30,000	-	-	-	230,000

Carl Randazzo	2015	212,000		-	-	-	58,300	270,300
Senior Vice President - Retail	2014	208,000		-	-	-	-	208,000
	2013	200,000		30,000	-	-	-	230,000

(1)

The value of stock awards and options in this table represent the fair value of such awards granted or modified during the fiscal year, as computed in accordance with FASB ASC 718. The assumptions used to determine the valuation of the awards are discussed in Note 9 to our consolidated financial statements, included herein.

(2)

Represents incentive compensation paid based on the Company’s achievement of Adjusted EBITDA financial goals for fiscal 2015. See “Non-Equity Incentive Plan Compensation” below for additional discussion.

(3)	From October 1, 2013 through December 31, 2014, Mr. Homeister served as Chief Operating Officer. Effective January 1, 2015, Mr. Homeister serves as the Company’s Chief Executive Officer and President.

(4)	Includes pro rata base salary received by Mr. Homeister for services as Chief Operating Officer from October 1, 2013 through December 31, 2013.

(5)	Mr. Geadelmann was not a named executive officer in fiscal 2013.

(6)	Includes pro rata base salary received by Mr. Geadelmann for services as Chief Financial Officer from August 12, 2014 through December 31, 2014.

Grants of Plan-Based Awards for Fiscal 2015

The following table sets forth certain information regarding grants of plan-based awards during the fiscal year ended December 31, 2015:

Name	Grant Date	Estimated possible payouts under non-equity incentive plan awards ($)(1)			All other option awards: Number of securities underlying options (#)		Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Chris Homeister	1/2/2015	-	-	-	150,000	(2)	8.73	592,479
Chris Homeister	N/A	15,000	300,000	600,000	-		-	-
Kirk Geadelmann	N/A	5,300	106,000	212,000	-		-	-
Joseph Kinder	N/A	5,300	106,000	212,000	-		-	-
Carl Randazzo	N/A	5,300	106,000	212,000	-		-	-

(1)

Performance bonus based on the Company’s achievement of Adjusted EBITDA financial goals for fiscal 2015. Mr. Homeister was eligible to earn target cash incentive compensation equal to 75% of his base salary, based on our Adjusted EBITDA for the year. Messrs. Geadelmann, Kinder and Randazzo were each eligible to earn target cash incentive compensation equal to 50% of their respective base salaries, based on our Adjusted EBITDA for the year. The target incentive compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget. Messrs. Homeister, Geadelmann, Kinder and Randazzo were each entitled to receive a partial incentive payment if we achieved at least 85% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 115% of our budgeted Adjusted EBITDA and attained targeted sales goals.

(2)	Represents options to acquire shares of common stock. These options will vest and become exercisable in five equal annual installments beginning on January 2, 2016 based on continued service.

Offer Letter Agreements

In October 2013, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Homeister setting forth the terms and conditions of his employment as our Chief Operating Officer. Pursuant to the offer letter agreement, Mr. Homeister is entitled to receive severance benefits if his employment is terminated by us without cause at any time or if he resigns for good reason, subject to execution of a full release in our favor. In such an event, Mr. Homeister is entitled to continued payment of his base salary for six months and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, Mr. Homeister is also entitled to full vesting acceleration with respect to any unvested equity awards if he is not offered employment by the successor entity, or if he is terminated without cause or constructively terminated prior to the first anniversary of the change of control. Effective January 1, 2015, we amended Mr. Homeister’s offer letter agreement to reflect his new title of Chief Executive Officer and President and to memorialize certain compensation changes related to his promotion. All other terms of his offer letter agreement remain unchanged.

In June 2014, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Geadelmann setting forth the terms and conditions of his employment as our Chief Financial Officer. Pursuant to the offer letter agreement, Mr. Geadelmann’s employment with the Company is at-will, and, upon a change in control, his unvested equity awards may be accelerated at the sole discretion of the Compensation Committee.

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

In connection with their offer letter agreements, each of Messrs. Homeister, Geadelmann, Kinder and Randazzo agreed not to compete, directly or indirectly, with us or solicit any of our employees or business contacts during the term of his employment and for a period of one year thereafter. Notwithstanding the foregoing, we may, at our election, extend the term of the non-compete and non-solicit obligations to which Messrs. Kinder and Randazzo are subject to for a period of two years following termination of employment, provided that we provide the applicable individual with continued payment of his base salary for twelve months (in lieu of six months) and an additional payment in an amount equal to twelve times (in lieu of six times) our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination.

Non-Equity Incentive Plan Compensation

In February 2015, the Board and the Compensation Committee adopted specific performance targets and payout levels for each executive officer for the then-current fiscal year. For fiscal 2015, Mr. Homeister was eligible to earn target cash incentive compensation equal to 75% of his base salary and each of Messrs. Geadelmann, Kinder and Randazzo was eligible to earn target cash incentive compensation equal to 50% of his base salary, all based on our Adjusted EBITDA for the year. The target incentive compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget. Each of Messrs. Homeister, Geadelmann, Kinder and Randazzo was entitled to receive a partial incentive payment if we achieved at least 85% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 115% of our budgeted Adjusted EBITDA and attained targeted sales goals. For fiscal 2015, the Compensation Committee approved a payout of 55% of the target cash incentive compensation to Messrs. Homeister, Geadelmann, Kinder and Randazzo based on Company performance measures.

Equity Grants

In January 2015, in connection with his promotion to Chief Executive Officer, the Board granted Mr. Homeister non-qualified stock options to purchase 150,000 shares of the Company’s common stock pursuant to the Omnibus Plan. The stock options are exercisable at 100% of the fair market value of the Company’s common stock on the effective date of grant, will vest in equal installments over a five-year period beginning on January 2, 2016, and expire seven years from the date of the grant.

We have provided for the acceleration of vesting of equity awards granted to each of Messrs. Homeister, Kinder and Randazzo in the event of a change of control of our Company. In the event of a change of control, if the individual is terminated without cause or is otherwise constructively terminated prior to the first anniversary of the change of control, the vesting of any unvested awards will be accelerated in full immediately prior to such termination. We believe that these acceleration opportunities will further align the interests of our executives with those of our stockholders by providing our executives an opportunity to benefit alongside our stockholders in a corporate transaction.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2015

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2015:

		Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have not Vested ($)
Chris Homeister	10/1/2013	100,000	100,000	(1)	-		28.94	10/1/2023	-		-
Chris Homeister	10/1/2013	-	-		-		-	-	25,000	(2)	410,000
Chris Homeister	2/13/2014	10,000	40,000	(3)	-		13.17	2/13/21	-		-
Chris Homeister	1/2/2015	-	150,000	(4)	-		8.73	1/2/22	-		-
Kirk Geadelmann	8/12/2014	20,000	80,000	(5)	-		10.93	8/12/21	-		-
Joseph Kinder	8/21/2012	192,500	55,000	(6)	82,500	(7)	10.00	8/21/22	-		-
Carl Randazzo	8/21/2012	192,500	55,000	(6)	82,500	(7)	10.00	8/21/22	-		-

(1)	These options become exercisable in two equal annual installments beginning on October 1, 2016.
(2)	These shares of restricted stock will become unrestricted in two equal annual installments beginning on October 1, 2016.
(3)	These options become exercisable in four equal annual installments beginning on February 13, 2016.
(4)	These options become exercisable in five equal annual installments beginning on January 2, 2016.
(5)	These options become exercisable in four equal annual installments beginning on August 12, 2016.
(6)	These options become exercisable on August 21, 2016.
(7)	These options become exercisable on August 21, 2016 provided that the Company meets or exceeds certain annual stock price increase targets.

Option Exercises and Stock Vested for Fiscal 2015

None of the named executive officers exercised options during the fiscal year ended December 31, 2015. The following named executive officer had restricted common stock vest during the fiscal year ended December 31, 2015.

	Stock Awards
Name	Number of Shares Acquired	Value Realized on Vesting ($)
Chris Homeister	12,500	151,625

Pension Benefits

The Company did not sponsor any defined benefit pension or other actuarial plan for its named executive officers during the fiscal year ended December 31, 2015.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was paid to or earned by the named executive officers during the fiscal year ended December 31, 2015.

Potential Payments Upon Termination or Change in Control

As discussed above in connection with each named executive officer’s offer letter agreement, each named executive officer, with the exception of Mr. Geadelmann, may be eligible to receive severance benefits in the event that his employment is terminated by the Company without cause or by the named executive officer for good reason. Additionally, each named executive officer, with the exception of Mr. Geadelmann, is entitled to full vesting of any outstanding equity awards in the event of a change of control, if the individual is not offered employment by the successor entity, or if the individual is terminated without cause or is otherwise constructively terminated prior to the first anniversary of the change of control. Upon a change of control, Mr. Geadelmann’s unvested equity awards may be accelerated at the sole discretion of the Compensation Committee.

The amounts payable to each of the named executive officers, assuming that each individual's employment had terminated on December 31, 2015, under each scenario are as follows:

Name	In Connection with a Change in Control ($) (1)		By Company Not for Cause ($) (2)	By NEO for Good Reason ($) (2)
Chris Homeister	3,126,737		205,118	205,118
Kirk Geadelmann	-	(3)	-	-
Joseph Kinder	788,168		111,118	111,118
Carl Randazzo	783,050		106,000	106,000

(1)

Represents lapse of the risks of forfeiture on all outstanding shares of restricted stock, in the case of Mr. Homeister, and full vesting of all outstanding options to purchase common stock, in the case of the other named executive officers.

(2)	Represents payments of six months of base salary and company-contributed health-insurance costs, with the exception of Mr. Randazzo who does not participate in company-sponsored health insurance.
(3)	In the event of a change in control, Mr. Geadelmann’s unvested equity awards may be accelerated at the sole discretion of the Compensation Committee.

DIRECTOR COMPENSATION

Each of our non-employee directors receives an annual fee of $100,000 and the chairperson of our Board receives an additional annual fee of $150,000, which annual period runs based on the anniversary date of the Business Combination.

On August 21, 2014, each of Messrs. Kamin, Krasnow, Jacullo, Suttin, and Watts elected to receive compensation fully in the form of restricted common stock granted pursuant to the Omnibus Plan upon the anniversary of consummation of the Business Combination. The number of shares of our restricted common stock granted were equal to the quotient obtained by dividing (i) the amount of the annual fee payable to such non-employee director in the form of restricted stock, as set forth above, by (ii) the average closing price on NASDAQ of our common stock over 30 trading days immediately preceding the date of grant. Messrs. Kamin, Krasnow, Jacullo, and Suttin each received 9,270 shares of restricted stock. Mr. Watts received 23,176 shares of restricted stock. The risks of forfeiture for the restricted stock grants lapsed on August 21, 2015.

Upon his election to the Board on September 22, 2014, Mr. Cook elected to receive compensation fully in the form of restricted common stock granted pursuant to the Omnibus Plan upon anniversary of consummation of the Business Combination. Mr. Cook received 8,146 shares of restricted stock as director compensation in accordance with the above-described terms pro-rated to reflect his period of service on the Board. The risks of forfeiture for this restricted stock grant lapsed on August 21, 2015.

On August 21, 2015, Messrs. Cook, Krasnow, Jacullo, Rucker and Watts elected to receive compensation fully in the form of restricted common stock granted pursuant to the Omnibus Plan upon the anniversary of consummation of the Business Combination. Messrs. Kamin and Suttin had elected to receive compensation as one-half restricted stock and one-half cash compensation, payable quarterly. The number of shares of our restricted common stock granted were equal to the quotient obtained by dividing (i) the amount of the annual fee payable to such non-employee director in the form of restricted stock, as set forth above, by (ii) the average closing price on NASDAQ of our common stock over 30 trading days immediately preceding the date of grant. Messrs. Cook, Krasnow, Jacullo, and Rucker each received 7,205 shares of restricted stock. Messrs. Kamin and Suttin each received 3,602 shares of restricted stock. Mr. Watts received 18,012 shares of restricted stock. The risks of forfeiture for the restricted stock grants will lapse on August 21, 2016, contingent upon the applicable non-employee director’s continued service on our Board. If any restricted stock remains for which the risks of forfeiture have not lapsed at the time of a non-employee director’s termination of service on the Board, the Company has the option to purchase such shares of restricted stock at a price set forth in the agreements governing such restricted stock. As of December 31, 2015, Messrs. Kamin and Suttin had each received one payment of cash compensation for the period of August 21, 2015 through November 30, 2015.

Director Compensation Table for Fiscal 2015

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)(2)	All Other Compensation ($)		Total ($)
Christopher T. Cook	-		89,702	-		89,702
Peter H. Kamin	13,978	(3)	44,845	-		58,823
Todd Krasnow	-		89,702	-		89,702
Peter J. Jacullo III	-		89,702	-		89,702
Robert A. Rucker	-		89,702	34,635	(4)	124,337
Adam L. Suttin	13,978	(3)	44,845	-		58,823
William E. Watts	-		224,249	-		224,249

(1)	The table reflects the grant date fair value of the sole award to each director in fiscal 2015, as discussed in the narrative above.
(2)

The aggregate number of shares of restricted stock held by each of the directors listed in the table above as of December 31, 2015 was as follows: Messrs. Cook, Krasnow, Jacullo, and Rucker 7,205 shares each, Messrs. Kamin and Suttin 3,602 shares each, and Mr. Watts 18,012 shares. These shares of restricted stock were granted to the directors on August 21, 2015. The risks of forfeiture will lapse in full on August 21, 2016.

(3)

Represents one payment of $13,978 paid to each of Messrs. Kamin and Suttin in fiscal year 2015 for the period from August 21, 2015 to November 30, 2015 due to the election to receive in cash one-half of director compensation for the period from August 21, 2015 to August 21, 2016.

(4)

Represents payments received by Mr. Rucker as an employee of the Company from January 1, 2015 through July 31, 2015 and as a consultant to the Company from August 1, 2015 through December 31, 2015, pursuant to the amendment to terms of employment entered into between the Company and Mr. Rucker as of January 1, 2015 in connection with his transition away from the role of Chief Executive Officer and President.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee currently consists of Messrs. Jacullo, Krasnow, and Watts and consisted of these same members in the fiscal year ended December 31, 2015. None of the individuals who currently serve as a member of our Compensation Committee has ever been an executive officer or employee of ours. None of our executive officers currently serves, nor in the past year has served, as a member of the Board or Compensation Committee (or other Board committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 19, 2016, information regarding beneficial ownership of our common stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of February 19, 2016. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Common stock subject to options currently exercisable or exercisable within 60 days of February 19, 2016 are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group in which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

We have based our calculation of the percentage of beneficial ownership based on 51,437,973 shares of our common stock outstanding on February 19, 2016.

Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota, 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Nabron International , Inc.(1)	6,932,537	13.5%
Tile Shop, Inc.(2)	5,802,428	11.3%
JWTS, Inc.(3)	4,441,180	8.6%
Tremblant Capital Group(4)	4,704,484	9.1%
Franklin Resources, Inc.(5)	2,935,979	5.7%
Executive Officers and Directors:
Chris Homeister(6)	200,000	*
Kirk Geadelmann(7)	20,000	*
Joseph Kinder(8)	192,500	*
Carl Randazzo(9)	192,500	*
Chisopher T. Cook(10)	75,351	*
Peter J. Jacullo III(3)(11)	4,677,274	9.1%
Peter H. Kamin(12)	1,292,258	2.5%
Todd Krasnow(13)	188,704	*
Robert A. Rucker (2) (14)	6,059,633	11.8%
Adam L. Suttin(15)	456,450	*
William E. Watts(16)	232,108	*
All Executive Officers and Directors as a Group (11 persons)	13,586,778	26.1%

* Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1) Based on a Form 4 filed with the SEC on November 12, 2015 by Nabron International, Inc., a Bahamas company (“Nabron”), Raymond Long Sing Tang (“Tang”), Jill Marie Franklin (“Franklin”), and Louise Mary Garbarino (“Garbarino”). Tang, Franklin, and Garbarino are directors of Nabron and may be deemed to have shared voting and investment power over the securities held by Nabron. The business address of Nabron is 2nd Floor, Le Prince de Galles, 3-5 Avenue des Citronniers, Monaco, 09 MC98000.

(2) Based on a Schedule 13D/A filed with the SEC on June 13, 2013 by The Tile Shop, Inc., a Minnesota corporation (“TS, Inc.”), and Robert A. Rucker (“Rucker”) and on Form 5 filed with the SEC on February 9, 2016 by Rucker. Rucker is the sole director of TS, Inc. and may be deemed to have sole voting and investment power over the securities held by TS, Inc.

(3) Based on a Schedule 13D/A filed with the SEC on June 13, 2013 by JWTS, Inc., a Delaware corporation (“JWTS”) and Peter J. Jacullo III (“Jacullo”). Jacullo is the sole director of JWTS and may be deemed to have sole voting and investment power over the securities held by JWTS. The business address of JWTS is c/o Peter J. Jacullo III 61 High Ridge Avenue, Ridgefield, Connecticut 06877.

(4) Based on a schedule 13G/A filed with the SEC on February 16, 2016 by Tremblant Capital Group (“Tremblant”). The business address of Tremblant is 767 Fifth Ave, New York, New York, 10153.

(5) Based on a Schedule 13G/A filed with the SEC on February 10, 2016 by Franklin Resources, Inc. (“FRI”), Charles B. Johnson, Rupert H. Johnson, and Franklin Advisers, Inc. FRI delegates investment management authority over and voting rights with respect to certain of its beneficially owned securities to certain of its Investment Management Subsidiaries pursuant to investment management contracts. When FRI delegates such voting rights, FRI treats the Investment Management Subsidiary as having sole investment discretion or voting authority, as the case may be, unless the agreement specifies otherwise. Accordingly, each Investment Management Subsidiary reports on Schedule 13G that it has sole investment discretion and voting authority over the securities covered by any such investment management agreement, unless otherwise noted in the Schedule 13G. As a result, for purposes of Rule 13d-3 under the Act, the Investment Management Subsidiaries listed in the Schedule 13G may be deemed to be the beneficial owners of the securities reported. The business address of FRI is One Franklin Parkway, San Mateo, CA 94403-1906.

(6) Includes 25,000 shares of restricted common stock held by Mr. Homeister and options to purchase 150,000 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 19, 2016.

(7) Represents options to purchase 20,000 shares of common stock held by Mr. Geadelmann that are currently exercisable or will become exercisable within 60 days of February 19, 2016.

(8) Represents options to purchase 192,500 shares of common stock held by Mr. Kinder that are currently exercisable or will become exercisable within 60 days of February 19, 2016.

(9) Represents options to purchase 192,500 shares of common stock held by Mr. Randazzo that are currently exercisable or will become exercisable within 60 days of February 19, 2016.

(10) Includes 7,205 shares of restricted common stock held by Mr. Cook.

(11) Includes 7,205 shares of restricted common stock held by Mr. Jacullo.

(12) Includes 3,602 shares of restricted common stock held by Mr. Kamin, 379,059 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003 (“2003 Trust”), 228,216 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997 (“1997 Trust”), 135,361 shares of common stock held by the Peter H. Kamin GST Trust (“GST”), 160,723 shares of common stock held by 3K Limited Partnership (“3K” and, together with Mr. Kamin, 2003 Trust, 1997 Trust, GST, and 3K, the “Kamin Entities”), and 100 shares of common stock held by Mr. Kamin’s son. Mr. Kamin is the sole trustee of the 2003 Trust, the sole trustee of the 1997 Trust, a trustee of GST, and sole general partner of 3K and may be deemed to have sole voting and investment power over the securities held by these entities. Mr. Kamin disclaims beneficial ownership of the shares of common stock held by his son, except to the extent of his pecuniary interest therein.

(13) Includes 7,205 shares of restricted common stock held by Mr. Krasnow, 2,600 shares of common stock held by Mr. Krasnow’s spouse, 10,000 shares of common stock held by Hobart Road Charitable Remainder CRUT (“Hobart Road”), 5,000 shares of common stock held by the Todd & Deborah Krasnow Charitable Remainder CRUT (“CRUT”), and 15,000 shares of common stock held by the Todd & Deborah Krasnow Foundation (“Foundation”). Mr. Krasnow is a trustee of each of Hobart Road, the CRUT and the Foundation and may be deemed to have sole voting and investment power over the securities held by these entities. Mr. Krasnow disclaims beneficial ownership of the shares of common stock held by his spouse, except to the extent of his pecuniary interest therein.

(14) Includes 7,205 shares of restricted common stock held by Mr. Rucker that are subject to a repurchase option held by the Company.

(15) Includes 3,602 shares of restricted common stock held by Mr. Suttin and 33,689 shares of common stock held by the Adam L. Suttin Irrevocable Family Trust. Mr. Suttin’s spouse is the trustee of the trust and Mr. Suttin disclaims beneficial ownership of the shares of common stock held by the trust, except to the extent of his pecuniary interest therein.

(16) Includes 18,012 shares of restricted common stock held by Mr. Watts.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents our equity compensation plan information as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	2,624,945	13.07	1,790,031
Equity compensation plans not approved by stockholders	-	-	-
TOTAL	2,624,945	13.07	1,790,031

(1)	Represents shares of common stock to be issued upon exercise of currently outstanding options to purchase common stock granted pursuant to our Omnibus Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under NASDAQ rules and regulations, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the Board. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that Messrs. Cook, Jacullo, Kamin, Krasnow, Suttin, and Watts, representing six of our eight directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors will be “independent” as that term is defined under the applicable SEC rules and regulations and the NASDAQ listing requirements and rules. Mr. Homeister, the Company’s Chief Executive Officer and President, is not an independent director by virtue of his employment with the Company. Mr. Rucker, a prior Chief Executive Officer of the Company, is not an independent director by virtue of his prior employment with the Company.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as described below, since the beginning of our 2015 fiscal year, there have been no transactions, or series of transactions to which we were a participant or will be a participant, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers, holders of more than 5% of our common stock or any member of their immediate family, as defined in Item 404 of Item S-K of the 1934 Act and interpreted by the SEC in related guidance (collectively, the “Related Persons”) had or will have a direct or indirect material interest.

We employ Adam Rucker, son of Robert A. Rucker, a member of our Board of Directors, as a Director of Information Technology. In fiscal 2015, we paid Mr. Rucker a total of $127,158, consisting of $104,583 in base salary and $22,575 as a cash bonus, which cash bonus was earned in fiscal 2015 and paid in fiscal 2016. In February 2015, we granted an option to purchase 8,000 shares of our common stock to Mr. Rucker at an exercise price per share of $8.45 that vests over a five year period. Mr. Rucker was granted a second award in July 2015 of 1,916 stock options at a strike price of $14.19 that vest over five years. The combined grant date fair value of these awards was $43,538. Mr. Rucker also received the standard benefits provided to other Company employees during 2015.

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

Policies and Procedures for Related Person Transactions

Effective upon consummation of the Business Combination, our Board adopted a written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions. This policy is administered by our Audit Committee and covers any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which we were or are to be a participant, the amount involved exceeds $50,000 and a related person had or will have a direct or indirect material interest. While the policy covers related person transactions in which the amount involved exceeds $50,000, the policy states that related person transactions in which the amount involved exceeds $120,000 are required to be disclosed in applicable filings as required by the SEC rules and regulations. Our Board determined to set the threshold for approval of related person transactions in the policy at an amount lower than that which is required to be disclosed under the SEC rules and regulations because we believe that it is appropriate for our Audit Committee to review transactions or potential transactions in which the amount involved exceeds $50,000, as opposed to $120,000. Pursuant to this policy, our Audit Committee will consider (a) the relevant facts and circumstances of the related person transaction, including if the related person transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third-party, (b) the extent of the related person’s interest in the related person transaction, (c) whether the related person transaction contravenes the conflict of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, (d) whether the relationship underlying the related person transaction at issue is believed to serve the best interest of us and our stockholders, and (e) the effect that a director’s related person transaction may have on such director’s status as an independent member of the Board and eligibility to serve on committees of the Board pursuant to SEC rules and NASDAQ listing standards.

Each director, director nominee and executive officer will present to our Audit Committee each proposed related person transaction to which such director, director nominee or executive officer is a party, including all relevant facts and circumstances relating thereto, and will update the Audit Committee as to any material changes to any related person transaction. All related person transactions may only be consummated if our Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Related party transactions do not include: (i) the payment of compensation by the Company to an executive officer or director of the Company; (ii) indebtedness due from a related person for transactions in the ordinary course of business; (iii) a transaction in which the interest of the related person arises solely from ownership of a class of securities of the Company where all holders of that class of securities receive the same benefit, on a pro-rata basis, from the transaction; or (iv) a transaction in which the rates or charges involved are determined by competitive bids. Additionally, certain types of transactions have been pre-approved by our audit committee under the policy as not involving a material interest. These pre-approved transactions include transactions in the ordinary course of business where the related party’s interest arises only: (a) from his or her position as a director of another entity that is party to the transaction; (b) from an equity interest of less than 5% in another entity that is party to the transaction; or (c) from a limited partnership interest of less than 5%, subject to certain limitations. No director will be permitted to participate in the approval of a related person transaction for which he or she is a related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Ernst & Young, LLP in fiscal year 2015 and 2014:

	2015	2014
Audit Fees(1)	$555,000	$671,532
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
	$555,000	$671,532

(1)	Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements.
(2)	Audit-Related Fees includes fees for services rendered in connection with the filing of registration statements with the SEC, and the issuance of accountant consents and comfort letters.
(3)	Tax Fees consist of fees billed in the indicated year for professional services with respect to tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees billed in the indicated year for other permissible work that is not included within the above category descriptions.

PRE-APPROVAL POLICIES AND PROCEDURES

Pursuant to its written charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent auditors. Notwithstanding the foregoing, separate Audit Committee pre-approval shall not be required (a) if the engagement for services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent auditor (the “Pre-Approval Policy”) as to matters within the scope of the Pre-Approval Policy or (b) for de minimus non-audit services that are approved in accordance with applicable SEC rules. The Audit Committee has determined that the rendering of the services other than audit services by its principal accountant is compatible with maintaining the principal accountant’s independence. For fiscal 2015, all audit and non-audit services performed by our independent auditors were pre-approved in accordance with such pre-approval policies.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of report

1.	Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Annual Report on Form 10-K:

		Page #
(i)	Reports of Independent Registered Public Accounting Firm	53
(ii)	Consolidated Balance Sheets for the years ended December 31, 2015 and 2014	55
(iii)	Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	56
(iv)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013	57
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013	58
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	59
(vi)	Notes to Consolidated Financial Statements	60

2.	Financial Statement Schedules

The information required to be disclosed within Schedule II – Valuation and Qualifying Accounts is provided within the Consolidated Financial Statements of the Company, filed as part of this Form 10-K.

3.	Exhibits.

See “Exhibit Index” immediately following the signature page of this Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Tile Shop Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tile Shop Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tile Shop Holdings, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tile Shop Holdings, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, MN

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Tile Shop Holdings, Inc. and Subsidiaries

We have audited Tile Shop Holdings, Inc. and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tile Shop Holdings, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tile Shop Holdings Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tile Shop Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 of Tile Shop Holdings, Inc. and Subsidiaries and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 26, 2016

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2015 and 2014

(dollars in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$10,330	$5,759
Restricted cash	219	219
Trade receivables, net	1,966	1,712
Inventories	69,878	68,857
Prepaid inventory	568	345
Income tax receivable	735	4,937
Other current assets, net	3,656	2,791
Total Current Assets	87,352	84,620
Property, plant and equipment, net	135,115	139,294
Deferred tax assets	20,846	26,589
Other assets	2,122	1,687
Total Assets	$245,435	$252,190

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,584	$13,759
Current portion of long-term debt	5,095	3,595
Income tax payable	1,101	-
Other accrued liabilities	19,327	14,798
Total Current Liabilities	40,107	32,152
Long-term debt, net	51,255	88,525
Capital lease obligation	797	890
Deferred rent	34,983	33,163
Other long-term liabilities	3,092	3,765
Total Liabilities	130,234	158,495

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,437,973 and 51,314,005 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	180,192	174,371
Accumulated deficit	(64,985)	(80,681)
Accumulated other comprehensive (loss) income	(11)	-
Total Stockholders' Equity	115,201	93,695
Total Liabilities and Stockholders' Equity	$245,435	$252,190

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

(dollars in thousands, except share and per share data)

	2015	2014	2013
Net sales	$292,987	$257,192	$229,564
Cost of sales	89,377	78,300	68,755
Gross profit	203,610	178,892	160,809
Selling, general and administrative expenses	174,384	157,316	127,731
Income from operations	29,226	21,576	33,078
Interest expense	2,584	3,141	2,581
Change in fair value of warrants	-	-	54,219
Other income (expense)	130	(506)	4
Income (loss) before income taxes	26,772	17,929	(23,718)
Provision for income taxes	11,076	7,382	11,942
Net income (loss)	$15,696	$10,547	$(35,660)

Income (loss) per common share:
Basic	$0.31	$0.21	$(0.72)
Diluted	0.31	0.21	(0.72)

Weighted average shares outstanding:
Basic	51,161,059	51,015,354	49,600,396
Diluted	51,304,982	51,029,790	49,600,396

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013
Net income (loss)	$15,696	$10,547	$(35,660)
Other comprehensive (loss) income
Currency translation adjustment	(11)	-	-
Other comprehensive (loss) income	(11)	-	-
Comprehensive income (loss)	$15,685	$10,547	$(35,660)

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in- capital	Treasury units	Retained (deficit) earnings	Accumulated other comprehensive (loss) income	Total
Balance at December 31, 2012	43,177,822	$4	$9,434	$-	$(55,568)	$-	$(46,130)
Exercise of warrants	7,166,381	1	82,413	-	-	-	82,414
Repurchase of warrants	-	-	(30,108)	-	-	-	(30,108)
Non-cash exercise of warrants	2,790,061	-	(1)	-	-	-	(1)
Reclass warrant liability to equity	-	-	149,865	-	-	-	149,865
Common stock repurchase	(1,986,290)	-	(46,000)	-	-	-	(46,000)
Issuance of restricted shares	64,230	-	-	-	-	-	-
Stock based compensation	-	-	4,680	-	-	-	4,680
Stock option exercises	17,516	-	100	-	-	-	100
Adjustment to merger consideration			(1,102)	-	-	-	(1,102)
Deferred income taxes			438	-	-	-	438
Net loss	-	-	-	-	(35,660)	-	(35,660)
Balance at December 31, 2013	51,229,720	5	169,719	-	(91,228)	-	78,496
Issuance of restricted shares	76,066	-	-	-	-	-	-
Stock based compensation	-	-	4,617	-	-	-	4,617
Stock option exercises	8,219	-	35	-	-	-	35
Net income	-	-	-	-	10,547	-	10,547
Balance at December 31, 2014	51,314,005	5	174,371	-	(80,681)	-	93,695
Issuance of restricted shares	54,036	-	-	-	-	-	-
Stock based compensation	-	-	5,545	-	-	-	5,545
Stock option exercises	69,932	-	276	-	-	-	276
Foreign currency translation adjustments	-	-	-	-	-	(11)	(11)
Net income	-	-	-	-	15,696	-	15,696
Balance at December 31, 2015	51,437,973	$5	$180,192	$-	$(64,985)	$(11)	$115,201

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements Cash Flows

For the years ended December 31, 2015, 2014 and 2013

(dollars in thousands)

	For the years ended,
	2015	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$15,696	$10,547	$(35,660)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	22,236	19,925	14,316
Amortization of debt issuance costs	308	210	148
Debt issuance cost writeoff	194	-	-
Loss on disposals of property, plant and equipment	143	633	101
Change in fair value of warrants	-	-	54,219
Deferred rent	2,785	7,364	6,977
Stock based compensation	5,545	4,617	4,680
Deferred income taxes	5,743	1,190	3,788
Changes in operating assets and liabilities:
Trade receivables	(254)	(514)	(189)
Inventories	(1,021)	(1,101)	(20,866)
Prepaid expenses and other current assets	(1,387)	3,675	2,173
Accounts payable	945	(5,174)	2,013
Income tax receivable/ payable	5,304	4,591	(6,999)
Payment of deferred compensation	-	-	(6,171)
Accrued expenses and other liabilities	4,027	1,238	2,681
Net cash provided by operating activities	60,264	47,201	21,211

Cash Flows From Investing Activities
Proceeds from cash surrender value of life insurance policy	-	687	-
Change in value of life insurance policy	-	(10)	(86)
Purchases of property, plant and equipment	(18,994)	(41,229)	(52,869)
Net cash used in investing activities	(18,994)	(40,552)	(52,955)

Cash Flows From Financing Activities
Release of restricted cash	-	766	2,471
Payments of long-term debt and capital lease obligations	(124,025)	(26,412)	(3,714)
Advances on line of credit	88,000	23,000	25,566
Repurchase of warrants	-	-	(30,108)
Repurchase of common units	-	-	(46,000)
Proceeds from exercise of warrants	-	-	82,413
Proceeds from exercise of stock options	276	35	100
Debt issuance costs	(968)	-	(300)
Security deposits	29	(40)	90
Net cash (used in) provided by financing activities	(36,688)	(2,651)	30,518

Effect of exchange rate changes on cash	(11)	-	-
Net change in cash	4,571	3,998	(1,226)
Cash and cash equivalents beginning of period	5,759	1,761	2,987
Cash and cash equivalents end of period	$10,330	$5,759	$1,761

Supplemental disclosure of cash flow information

	2015	2014	2013
Increase (decrease) in fixed assets through accounts payable	$(120)	$(3,934)	$4,783
Cash paid for interest	2,692	3,146	2,521
Cash paid for income taxes, net of refunds	22	2,792	15,006

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

The Company offers a wide selection of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in retail locations across much of the United States. The Company’s assortment includes over 4,000 products from around the world that consist of natural stone, ceramic, porcelain, glass, and metal tiles. Natural stone products including marble, granite, quartz, sandstone, travertine, slate, and onyx tiles. The majority of the tile products are sold under the Company's proprietary Rush River and Fired Earth brands. The Company purchases tile products, accessories and tools directly from its network of vendors. The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers under the Superior brand name. As of December 31, 2015, the Company operated 114 stores in 31 states, with an average size of approximately 21,800 square feet. The Company also sells products on its website.

Basis of Presentation:

The consolidated financial statements of Holdings include the accounts of its wholly owned subsidiaries, and variable interest entities. See Note 11, “New Market Tax Credit,” for the discussion of financing arrangements involving certain entities that are variable interest entities that are included in these consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting practices of the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amount of assets and liabilities reported on the Company's balance sheets and the amounts of income and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition and related reserves for sales returns, useful lives of property, plant and equipment, determining impairment on long-lived assets, valuation of inventory, compensation expense on stock based compensation plans and income taxes. Actual results may differ from these estimates.

Cash and Cash Equivalents:

The Company had cash and cash equivalents of $10.3 million and $5.8 million at December 31, 2015, and 2014, respectively. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settle, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $1.8 million and $1.9 million at December 31, 2015 and December 31, 2014, respectively.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or are under the terms of certain contractual arrangements are included in the restricted balance on the balance sheet.

Trade Receivables:

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts on a specific identification basis as well as by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $113,500 and $69,500 as of December 31, 2015 and 2014, respectively. The Company does not accrue interest on accounts receivable.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Inventories:

Inventories are stated at the lower of cost (determined using the weighted average cost method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following at December 31, 2015 and 2014:

	(in thousands)
	2015	2014
Finished goods	$59,503	$58,323
Raw materials	2,681	2,356
Finished goods in transit	7,694	8,178
Total	$69,878	$68,857

The Company provides provisions for losses related to shrinkage and other amounts that are not otherwise expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends.

Income Taxes:

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

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

Revenue Recognition:

The Company recognizes sales at the time that the customer takes possession of the merchandise or when final delivery of the product has occurred. The Company recognizes service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. The Company is required to charge and collect sales and other taxes on sales to the Company's customers and remit these taxes back to government authorities. Total revenues do not include sales tax because the Company is a pass-through conduit for collecting and remitting sales tax. Sales are reduced by an allowance for anticipated sales returns that the Company estimates based on historical returns. The process to establish a sales return reserve contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future returns and exchanges. The customer may receive a refund or exchange the original product for a replacement of equal or similar quality for a period of six months from the time of original purchase. Products received back under this policy are reconditioned pursuant to state laws and resold.

The Company generally requires customers to pay a deposit when purchasing inventory that is not regularly carried at the store location, or not currently in stock. These deposits are included in other accrued liabilities until the customer takes possession of the merchandise.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Sales Return Reserve

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns, net of cost of sales based on historical return trends together with current product sales performance. A summary of activity in the Company's sales returns reserve are as follows (in thousands):

	2015	2014	2013
Balance at beginning of year	$3,292	$2,850	$1,815
Additions for sales returns	26,522	28,517	25,387
Deductions from reserve	(27,033)	(28,075)	(24,352)
Balance at end of year	$2,781	$3,292	$2,850

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales
● Cost of product sold;
● Freight expenses to bring products into the Company's distribution centers;
● Custom and duty expenses;
● Customer shipping and handling expenses;
● Physical inventory losses;
● Costs incurred at distribution centers in connection with the receiving process;
● Labor and overhead costs incurred to manufacture inventory

Selling, General & Administrative Expenses (SG&A)
● All other payroll and benefit costs for retail, corporate and distribution employees;
● Occupancy, utilities and maintenance costs of retail and corporate facilities;
● Freight expenses to move inventory from the Company's distribution centers to the Company's stores;
● Depreciation and amortization;
● Advertising costs

Stock Based Compensation:

The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. The Company may issue incentive awards in the form of stock options, restricted stock awards and other equity awards to employees and non-employee directors. Compensation cost is recognized ratably over the requisite service period of the related stock-based compensation award.

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

Segments:

The Company’s operations consist primarily of retail sales of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in stores located in the United States and through its website. The Company’s chief operating decision maker only reviews the consolidated results of the Company and accordingly, the Company has concluded it has one reportable segment.

Advertising Costs:

Advertising costs were $6.5 million, $5.7 million and $6.2 million, for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. The Company’s advertising consists primarily of digital media, direct marketing, event and traditional print media that is expensed at the time the media is distributed. At December 31, 2015 and 2014, there were $0.6 million and $0.1 million in advertising costs included in the consolidated balance sheets under other current assets, respectively.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Pre-opening costs:

The Company’s pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. The Company expenses pre-opening costs as incurred which are recorded in selling, general and administrative expenses. During the years ended December 31, 2015, 2014 and 2013, the Company reported pre-opening costs of $0.5 million, $1.5 million and $2.4 million, respectively.

Property, Plant and Equipment:

Property, plant equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repairs and maintenance costs are charged to selling, general and administrative expenses when incurred. Property, plant and equipment are depreciated or amortized using the straight-line method over each asset’s estimated useful life. Leasehold improvements and fixtures at leased locations are amortized using the straight-line method over the shorter of the lease term (including renewal terms) or the estimated useful life of the asset. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is included in other income and expense.

	Asset life (in years)
Buildings and building improvements		40
Leasehold improvements	8	-	26
Furniture and fixtures	2	-	7
Machinery and equipment	5	-	10
Computer equipment and software	3	-	7
Vehicles		5

Internal Use Software:

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when there are no plans to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. As of December 31, 2015 and 2014, $1.7 million was included in computer equipment and software. The majority of the costs capitalized relate to amounts invoiced by external consultants. The costs are amortized over estimated useful lives of three to five years. There was $0.5 million, $0.3 million and $0 depreciation expense related to capitalized software during the years ended December 31, 2015, 2014 and 2013, respectively.

Leases:

The Company leases its store and corporate headquarters locations. Assets held under capital leases are included in property, plant and equipment and amortization is included in depreciation expense. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Tenant improvement allowances are amounts received from a lessor for improvements to leased properties and are amortized against rent expense over the life of the respective leases. At lease inception, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at the Company’s sole discretion. The lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Rent expense is included in SG&A expenses. Certain leases require the Company to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These expenses are also classified in SG&A expenses.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Self-Insurance:

The Company is self-insured for certain employee health benefit and workers compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, and economic conditions. As of December 31, 2015 and 2014, an accrual of $0.5 million and $0.3 million related to estimated employee health benefit claims was included in other current liabilities, respectively. As of December 31, 2015 and 2014, an accrual of $0.6 million and $0.4 million related to estimated workers compensation claims was included in other current liabilities, respectively.

The Company has a standby letter of credit outstanding realated to the Company's worker's compensation insurance policy. As of December 31, 2015 and 2014, the standby letter of credit totaled $0.9 million and $0.4 million, respectively.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in its fiscal year 2018, and permits the use of either a retrospective or a cumulative effect transition method. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements.

In August 2014, the FASB issued a standard requiring an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements. The guidance also sets forth a series of disclosures that are required in the event the entity’s management concludes that there is substantial doubt about the entity’s ability to continue as a going concern. The new standard becomes effective for the Company in fiscal 2016 and requires an ongoing evaluation at each interim and annual period thereafter. The Company has determined that the adoption of this new guidance will not have an impact on its consolidated financial statements.

In February 2015, the FASB issued a new accounting standard that will modify current consolidation guidance. The standard makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. The standard is effective for the Company in fiscal 2016. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements.

In April 2015, the FASB issued a standard that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for the Company in its fiscal year 2016 and requires retrospective application. The Company anticipates reclassifying $2.2 million of unamortized debt issuance costs from other asset accounts to be net against debt upon adopting this standard in the first quarter of 2016.

In July 2015, the FASB issued a standard which simplifies the subsequent measurement of inventory. Currently, an entity is required to measure its inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes require that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Currently, the Company applies the net realizable value market option to measure inventories at the lower of cost or market. These changes become effective for the Company in fiscal 2017. The Company has determined that the adoption of these changes will not have a material impact on its consolidated financial statements.

In November 2015, the FASB issued a standard which simplifies the presentation of deferred income taxes. The guidance provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company early adopted this standard effective December 31, 2015, retrospectively. Adoption of this standard resulted in a $4.2 million and $3.9 million decrease in current deferred tax assets and a $4.2 million and $3.9 million increase in long-term deferred tax assets in the Company’s Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, respectively. Adoption had no impact on the Company’s results of operations.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Property Plant and Equipment:

Property, plant and equipment consisted of the following at December 31 (in thousands):

	2015	2014
Land	$904	$904
Building and building improvements	21,515	20,492
Leasehold improvements	72,154	68,580
Furniture and fixtures	112,376	103,586
Machinery and equipment	24,457	23,171
Computer equipment and software	15,286	13,407
Vehicles	2,859	2,773
Construction in progress	2,199	1,411
Total property, plant and equipment	251,750	234,324
Less accumulated depreciation	(116,635)	(95,030)
Total property, plant and equipment, net	$135,115	$139,294

Depreciation expense on property and equipment, including capital leases, was $22.2 million, $19.9 million and $14.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. No asset impairment charges were recorded for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 3: Accrued Liabilities

Accrued liabilities consisted of the following at December 31 (in thousands):

	(in thousands)
	2015	2014
Customer deposits	$6,026	$5,038
Accrued wages and salaries	4,336	3,209
Sales return reserve	2,781	3,292
Taxes	3,043	2,600
Other current liabilities	3,141	659
Total accrued liabilities	$19,327	$14,798

Note 4: Long-term Debt

Long-term Debt consisted of the following at December 31 (in thousands):

	2015	2014
Term note payable - interest at 2.18% and 2.51% at December 31, 2015 and 2014	47,450	17,125
Commercial bank credit facility	8,000	74,000
Variable interest rate (0.35% and 0.37% at both December 31, 2015 and 2014) bonds, which mature April 1, 2023, collateralized by buildings and equipment	900	995
	56,350	92,120
Less: current portion	5,095	3,595
Debt obligations, net of current portion	$51,255	$88,525

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Approximate annual aggregate maturities of debts are as follows: (in thousands):

Fiscal year
2016	$5,095
2017	6,350
2018	8,855
2019	10,110
2020	25,565
Thereafter	375
Total future maturities payments	$56,350

On June 2, 2015, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At December 31, 2015 the base interest rate was 4.25% and the LIBOR-based interest rate was 2.18%. Borrowings outstanding consisted of $8.0 million on the revolving line of credit and $47.5 million on the term loan as of December 31, 2015. Additional borrowings pursuant to the Credit Agreement may be used to support the Company’s growth and for working capital purposes. The Company incurred $1.0 million of debt issuance costs in connection with the Credit Agreement. These costs were capitalized as other current and other noncurrent assets, and will be amortized over the five-year life of the Credit Agreement. The term loan requires quarterly principal payments as follows (in thousands):

Period
December 31, 2015 to June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to the Company or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. The Company was in compliance with the covenants as of December 31, 2015.

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

As of December 31, 2015 and 2014, the Company had accrued $0.1 million and $0.4 million of interest expense, respectively. Accrued interest is included in other current liabilities.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Capital Leases:

The Company has several leases for store facilities that are accounted for as capital leases. These leases expire at various dates through 2022. Assets acquired under capital leases are included in property, plant and equipment.

As of December 31, 2015, minimum lease payments under the Company's capital lease obligation were as follows (in thousands):

Fiscal year
2016	217
2017	211
2018	215
2019	216
2020	216
Thereafter	305
Less: amounts representing interest	(490)
Present value of future minimum lease payments	890
Less: current portion	93
Capital lease obligations, net of current portion	$797

Note 5: Commitments and Contingencies

Operating leases:

The Company leases buildings and office space under various operating lease agreements. In addition to rent, most leases require payments of real estate taxes, insurance, and common area maintenance. The leases generally have an initial lease term of ten to fifteen years and contain renewal options and escalation clauses. For leases that contain fixed escalation of the minimum rent or rent holidays, rent expense is recognized on a straight-line basis through the end of the lease term including assumed renewals. The difference between the straight-line rent amounts and amounts payable under the leases is recorded as deferred rent. For the years ended December 31, 2015, 2014 and 2013, rent expense was $27.2 million, $25.2 million, and $19.5 million, respectively.

Annual minimum rentals under non-cancelable operating leases are as follows, for the years ended December 31 (in thousands):

Fiscal year
2016	$26,597
2017	27,128
2018	27,690
2019	28,270
2020	28,156
Thereafter	356,104
Total future maturities payments	$493,945

Legal proceedings:

The Company, two of its former executive officers, five of its outside directors, and certain companies affiliated with the directors, are defendants in a consolidated class action brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. v. Tile Shop Holdings, Inc., et al. Several related actions were filed in 2013, and then consolidated. The plaintiffs are three investors who seek to represent a class or classes consisting of (1) all purchasers of Tile Shop common stock between August 22, 2012 and January 28, 2014 (the “alleged class period”), seeking to pursue remedies under the Securities Exchange Act of 1934; and (2) all purchasers of Tile Shop common stock pursuant and/or traceable to the Company’s December 2012 registration statements, seeking to pursue remedies under the Securities Act of 1933. Six firms who were underwriters in the December 2012 secondary public offering are also named as defendants. In their consolidated amended complaint (the “complaint”), the plaintiffs allege that during the alleged class period, certain defendants made false or misleading statements of material fact in press releases and SEC filings about the Company’s relationships with its vendors, its gross margins, and its supply chain and producer relationships, and that defendants failed to disclose certain related party transactions. The complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In addition to attorney’s fees and costs, the plaintiffs seek to recover damages on behalf of the members of the purported classes. The defendants are vigorously defending the matter. The matter is now in discovery.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company also is a Defendant in a consolidated action brought derivatively on behalf of the Company by two shareholders of the Company. One action was first filed in the United States District Court for the District of Minnesota, and then voluntarily dismissed and re-filed in the Court of Chancery for the State of Delaware (“Delaware Chancery Court”). The second action was filed in Delaware Chancery Court. The two actions have since been consolidated by the Delaware Chancery Court under the caption In re Tile Shop Holdings, Inc. Stockholder Derivative Litigation. On July 31, 2015, the plaintiff-shareholders filed their Verified Consolidated Stockholder Derivative Complaint (“complaint”). The complaint names as defendants six members of the Company’s Board of Directors, and a former employee of the Company. The complaint tracks many of the same factual allegations as have been made in the above-described federal securities class action. It alleges that the defendant-directors breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, by engaging in or approving alleged insider trading, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaint also alleges claims for insider trading and unjust enrichment. The complaint seeks damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. On November 2, 2015, defendants filed a motion to dismiss the derivative action, or in the alternative, to stay it pending resolution of the Beaver County Employees’ Retirement Fund action described above. Subsequently, the parties entered into a stipulation, and the Court entered an Order, staying the derivative action until resolution of the Beaver County Employees’ Retirement Fund action described above, or until a mutually agreeable resolution of the derivative action.

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

Note 6: Fair Value of Financial Instruments:

The consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable and debt. At December 31, 2015 and December 31, 2014, the carrying amount of the Company’s cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximated their fair values due to their short-term maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Related Party Transactions

During the year ended December 31, 2013, the Company made payments of $16.9 million to Beijing Pingxiu (“BP”), owned by a former Company employee and brother-in-law of the Company’s then-CEO. BP primarily processed export transactions on an agency basis on behalf of the Company’s vendors. The Company ceased business with BP in 2013 and had $0.0 in accounts payable due to BP at December 31, 2013.

During the year ended December 31, 2013, the Company made payments of $2.8 million to Nanyang Helin Stone Co. Ltd. (“Nanyang”), a company partially owned by a former Company employee and brother-in-law of the Company’s then-CEO. The Company notified Nanyang that it would continue business with Nanyang only if the former employee’s ownership was transferred to an unrelated party and the former employee was not an officer or director of Nanyang. The Company had $0.5 million in accounts payable due to Nanyang at December 31, 2013.

On March 14, 2014, the Company received confirmation that the former employee had transferred his ownership interest and was no longer considered a member of management. The Company commenced purchasing from Nanyang on March 14, 2014.

The Company employs Adam Rucker, son of Robert A. Rucker, a member of the Company's Board of Directors, as a Director of Information Technology. In fiscal 2015, the Company paid Mr. Rucker a total of $127,158, consisting of $104,583 in base salary and $22,575 as a cash bonus, which cash bonus was earned in fiscal 2015 and paid in fiscal 2016. In February 2015, the Company granted an option to purchase 8,000 shares of the Company's common stock to Mr. Rucker at an exercise price per share of $8.45 that vests over a five year period. Mr. Rucker was granted a second award in July 2015 of 1,916 stock options at a strike price of $14.19 that vest over five years. The combined grant date fair value of these awards was $43,538. Mr. Rucker also received the standard benefits provided to other Company employees during 2015.

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

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except share and per share data):

	2015	2014	2013
Net income (loss)	$15,696	$10,547	$(35,660)
Weighted-average shares outstanding - basic	51,161,059	51,015,354	49,600,396
Dilutive common stock equivalents	143,923	14,436	-
Weighted-average shares outstanding - diluted	51,304,982	51,029,790	49,600,396
Basic net income (loss) per share	$0.31	$0.21	$(0.72)
Diluted net income (loss) per share	$0.31	$0.21	$(0.72)
Antidulitive Shares	568,014	1,042,579	762,021

For the year ended December 31, 2013, all dilutive securities were excluded from the earnings per share calculation as their effect on earnings per share was anti-dilutive.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Equity Incentive Plans

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

Stock Options:

During the years ended December 31, 2015, 2014 and 2013, the Company granted stock options to its employees that included service condition requirements. The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. The Company recognizes compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. For the portion of the options that contain both a market and service condition, the Company recognizes compensation expense, net of estimated forfeitures, using graded vesting over the requisite service period.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the option valuation models are outlined in the following table:

	2015			2014			2013
Risk-free interest rate	0.90%	-	1.07%	0.78%	-	1.05%	0.81%	-	1.6%
Expected life (in years)		5			5			7
Expected volatility	52%	-	53%		52%		45%	-	46%

The computation of the expected volatility assumptions used in the option valuation models was based on historical volatilities of the Company. The Company used the “simplified” method for an expected life as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 110, for companies that do not have adequate historical data. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The expected dividend yield was zero based on the fact the company has not paid dividends, nor does it intend to pay dividends in the future. To the extent that actual outcomes differ from the Company's assumptions, the Company is not required to true up grant-date fair value-based expense to final intrinsic values. The weighted average fair value of stock options granted was $5.00, $5.13, and $11.12 during the years ended December 31, 2015, 2014 and 2013, respectively.

Stock based compensation related to options for the years ended December 31, 2015, 2014 and 2013 was $3.6 million, $2.8 million, and $3.3 million, respectively, and was included in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2015, the total future compensation cost related to non-vested options not yet recognized in the consolidated statement of operations was $5.4 million and is expected to be recognized over a weighted-average period of 1.9 years.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Avg Grant Date Fair Value	Weighted Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2013	1,751,000	$10.10	$5.19	9.7	$11,784
Granted	709,500	$23.54	$11.12
Exercised	(22,999)	$10.00	$5.00
Cancelled/Forfeited	(162,584)	$13.96	$6.87
Balance, December 31, 2013	2,274,917	$14.02	$6.92	8.9	$13,051
Granted	768,750	$11.47	$5.13
Exercised	(15,917)	$10.00	$5.19
Cancelled/Forfeited	(556,750)	$13.93	$6.60
Balance, December 31, 2014	2,471,000	$13.27	$6.45	7.6	$38
Granted	482,671	$10.91	$5.00
Exercised	(69,932)	$10.00	$5.17
Cancelled/Forfeited	(258,794)	$11.81	$5.61
Balance, December 31, 2015	2,624,945	$13.07	$6.30	6.5	$12,757
Exercisable at December 31, 2015	1,035,631	$13.53	$6.79	6.7
Vested and expected to vest, December 31, 2015	2,330,520	$13.28	$6.44	6.6	$11,365

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s stock on December 31. The intrinsic value of the stock options exercised during 2015 and 2014 was $0.4 million and $0 million, respectively.

Options outstanding as of December 31, 2015 are as follows:

Range of Exercise Price				Weighted Average
			Options	Exercise Price	Remaining Contractual Life-Years
$5.00	to	$10.00	1,517,274	$9.73	6.51
$10.01	to	$15.00	635,171	$12.26	5.83
$15.01	to	$20.00	131,500	$17.83	7.13
$20.01	to	$25.00	83,000	$23.11	7.69
$25.01	to	$30.00	258,000	$29.05	7.71

Restricted Stock:

The following table summarizes restricted stock activity:

	Shares	Weighted Avg Grant Date Fair Value
Nonvested, December 31, 2012	295,000	$11.05
Granted	64,230	$28.27
Vested	(128,334)	$11.05
Forfeited	-	$-
Nonvested, December 31, 2013	230,896	$15.84
Granted	76,066	$11.93
Vested	(117,727)	$15.19
Forfeited	-	$-
Nonvested, December 31, 2014	189,235	$14.67
Granted	54,036	$12.45
Vested	(164,235)	$12.50
Forfeited	-	$-
Nonvested, December 31, 2015	79,036	$17.67

The total expense associated with restricted stock for the years ended December 31, 2015, 2014, and 2013 was $1.9 million, $1.8 million, and $1.4 million, respectively. As of December 31, 2015, there was $0.7 million of total unrecognized expense related to unvested restricted stock awards, which are expected to vest, and will be expensed through 2017. The fair value of restricted stock granted in fiscal year 2015 was $0.9 million. The total fair value of restricted stock that vested during the year ended December 31, 2014 was $0.7 million. Using the closing stock price of $16.40 on December 31, 2015, the number of restricted shares outstanding and expected to vest was 76,691, with an intrinsic value of $1.3 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Warrants:

In connection with the Business Combination in 2012, the Company issued warrants exercisable for one share of the Company’s common stock for each outstanding JWCAC warrant that was formerly exercisable for one share of JWCAC common stock.  Total warrants outstanding as of August 21, 2012 were 17,833,333 warrants at an exercise price of $11.50 per share.  During the year ended December 31, 2013, 7,166,381 warrants were exercised for cash proceeds of $82.4 million and 6,731,938 warrants were exercised on a cashless basis in exchange for 2,790,061 shares. In March 2013, the Company completed the purchase of 3,580,004 outstanding warrants in private transactions. The aggregate purchase price to acquire the warrants was $30.1 million. These purchases were funded with the cash proceeds received from the exercise of publicly held warrants. In April 2013, the Company directed its transfer agent to notify the holders of any remaining outstanding warrants of the call for early exercise. These warrant holders had until May 12, 2013 to exercise their outstanding warrants on a cashless basis. Thereafter, any warrants that remained unexercised were automatically redeemed by the Company at a redemption price of $0.01 per warrant in cash. On May 15, 2013, the Company automatically redeemed 7,071 warrants.  On December 31, 2013, December 31, 2014, and December 31, 2015 the Company had no outstanding warrants.

Note 10: Income Taxes

As a result of the Business Combination, beginning August 21, 2012, the Company’s results of operations are taxed as a C Corporation. Prior to the Business Combination, The Tile Shop’s operations were taxed as a limited liability company, whereby The Tile Shop elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for federal income taxes was provided in the consolidated financial statements for periods prior to August 21, 2012. The following amounts represent the determination of the deferred tax assets and liabilities recognized in the Business Combination. The change in status to a taxable entity and the transactions consummated as part of the Business Combination resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of The Tile Shop’s assets and liabilities at the date of the Business Combination including the following: (i) historical outside basis difference at December 31, 2011, (ii) outside basis differences occurring in 2012 prior to the Business Combination, and (iii) the tax basis increase of The Tile Shop membership interests directly held by Holdings related to the Business Combination. At December 31, 2013, outside basis differences originating prior to the Business Combination related primarily to temporary basis differences in inventory, fixed assets, accruals, and Section 743, totaled $6.4 million, which have been tax-effected at a 40% combined federal and state rate. Deferred tax assets of $0 and $0.6 million were recognized and included in the tax benefit for the years ended December 31, 2014 and 2013, respectively. In addition, deferred tax assets of $0 and $0.4 million, during the periods ending December 31, 2014 and December 31, 2013, respectively, were recognized in connection with the Business Combination transactions (related to item (iii) above), which enables the Company to realize future tax deductions for the step-up in basis of the Tile Shop member ownership interests that have been contributed to the Company. These basis differences were credited directly to additional paid in capital as of the closing of the Business Combination.

The Tile Shop, LLC tax returns for periods 2010 through the Business Combination on August 21, 2012 are subject to examination by the IRS however, these tax liabilities are the responsibility of the former The Tile Shop members.  The Company’s federal and state tax returns for the periods ended December 31, 2012, December 31, 2013, and December 31, 2014 remain subject to examination.

In accordance with ASC 740-10, the Company records interest and penalties through income tax relating to uncertain tax positions. As of December 31, 2015, 2014 and 2013, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of the provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current
Federal	$3,691	$4,851	$5,634
State	1,886	1,351	2,520
Total Current	5,577	6,202	8,154
Deferred
Federal	5,252	1,076	4,007
State	247	104	(219)
Total Deferred	5,499	1,180	3,788
Total Provision for Income Taxes	$11,076	$7,382	$11,942

A majority of the Company's income is from domestic operations.

The following table reflects the effective income tax rate reconciliation for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax benefit	4.4	5.0	(6.4)
Warrant expense	-	-	(80.0)
Stock based compensation	1.4	1.5	1.9
Other	0.6	(0.3)	(0.8)
Effective tax rate	41.4%	41.2%	(50.3)%

Components of net deferred income taxes are as follows at December 31 (in thousands):

	2015	2014
Deferred income tax assets:
Section 743 carryforward	$29,843	$32,728
Leasehold improvement reimbursements	5,592	5,645
Inventory	1,606	1,490
Deferred rent	5,549	3,867
Stock based compensation	2,488	1,352
Other	1,023	894
Total deferred income tax assets	$46,101	$45,976

Deferred income tax liabilities
Depreciation	25,255	19,387
Total deferred income tax liabilities	25,255	19,387
Net deferred income tax assets	$20,846	$26,589

Note 11: New Market Tax Credit

In July 2013 the Company entered into a financing transaction with Chase Community Equity (“Chase”), and U.S. Bank Community, LLC (“U.S. Bank”, and, collectively with Chase, the “investors”) related to a $19.1 million acquisition, rehabilitation and construction of the Company’s new distribution and manufacturing center in Durant, Oklahoma. The investors made a capital contribution to, and Tile Shop Lending made a loan to, Chase New Market Tax Credit, The Tile Shop of Oklahoma Investment Fund, LLC, and The Tile Shop Investment Fund LLC (the “Investment Funds”) under a qualified New Markets Tax Credit (“NMTC”) program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In July 2013 Tile Shop Lending loaned $13.5 million to the Investment Funds at an interest rate of 1.35% per year and with a maturity of September 30, 2043. The Investment Funds then contributed the loan to certain CDEs, which, in turn, loaned the funds on similar terms to Tile Shop of Oklahoma, LLC, an indirect, wholly-owned subsidiary of the Company. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by the investors, net of syndication fees) were used to partially fund the new manufacturing and distribution center project.

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

The Company has determined that the financing arrangement with the Investment Funds and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Funds – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; Chase’s and U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Funds. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Funds, as a VIE, in accordance with the accounting standards for consolidation. Chase’s and U.S. Bank’s contributions of $4.4 million, net of syndication fees, are included in cash, restricted cash, and other long-term liabilities in the accompanying consolidated balance sheet. The benefit of this net $4.4 million contribution will be recognized as a decrease in depreciation expense as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. Direct costs of $1.0 million incurred in structuring the financing arrangement are deferred and will be recognized as expense over the forty-year term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

Note 12: Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company matched $0.4 million, $0.5 million, and $0.4 million of employee contributions in 2015, 2014, and 2013 and made no discretionary contributions for any of the years presented.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2015 and 2014 are summarized below (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015
Net sales	$72,963	$75,706	$72,404	$71,914
Gross profit	50,971	51,293	50,713	50,633
Income from operations	7,195	8,438	6,666	6,927
Net income	3,659	4,490	3,761	3,786
Basic earnings per share	0.07	0.09	0.07	0.08
Diluted earnings per share	0.07	0.09	0.07	0.08

2014
Net sales	$64,379	$66,665	$62,806	$63,342
Gross profit	44,933	46,502	43,458	43,999
Income from operations	6,961	7,120	3,706	3,789
Net income	3,709	3,828	1,504	1,506
Basic earnings per share	0.07	0.08	0.03	0.03
Diluted earnings per share	0.07	0.07	0.03	0.03

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TILE SHOP HOLDINGS, INC.
Date: February 26, 2016	/s/ CHRIS R. HOMEISTER
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

Signature	Date

/s/ CHRIS R. HOMEISTER	February 26, 2016

Chris R. Homeister
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ KIRK L. GEADELMANN	February 26, 2016

Kirk L. Geadelmann
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ WILLIAM E. WATTS	February 26, 2016

William E. Watts
Director and Chairman of the Board of Directors

/s/ PETER J. JACULLO	February 26, 2016

Peter J. Jacullo, Director

/s/ PETER H. KAMIN	February 26, 2016

Peter H. Kamin, Director

/s/ TODD KRASNOW	February 26, 2016

Todd Krasnow, Director

/s/ADAM L. SUTTIN	February 26, 2016

Adam L. Suttin, Director

/s/ CHRISTOPHER T. COOK	February 26, 2016

Christopher T. Cook, Director

/s/ ROBERT A. RUCKER	February 26, 2016

Robert A. Rucker, Director

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description

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

10.2*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Robert A. Rucker – incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-4 dated July 2, 2012.

10.3*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Joseph Kinder – incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-4 dated July 2, 2012.

10.4*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Carl Randazzo – incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-4 dated July 2, 2012.

10.5*	Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

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

10.8

Credit Agreement, dated as of October 3, 2012, by and among the Company, The Tile Shop, certain subsidiaries of The Tile Shop, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 3, 2012.

10.9

Security Agreement, dated as of October 3, 2012, by and among the Company, The Tile Shop, ILTS, LLC, JWC Acquisition Corp., The Tile Shop of Michigan, LLC, and Bank of America, N.A., as Administrative Agent – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 3, 2012.

10.10

Guaranty Agreement, dated as of October 3, 2012, by and among the Company, The Tile Shop, ILTS, LLC, JWC Acquisition Corp., The Tile Shop of Michigan, LLC, and Bank of America, N.A., as Administrative Agent – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated October 3, 2012.

10.11

Amendment No. 1 to Credit Agreement, dated as of April 30, 2013, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer – incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

10.12*	Tile Shop Holdings, Inc. Incentive Stock Option Agreement – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.13*	Tile Shop Holdings, Inc. Nonstatutory Stock Option Agreement – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.14*	Tile Shop Holdings, Inc. Stock Restriction Agreement – incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.15

Amendment No. 2 to Credit Agreement, dated as of July 8, 2013, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer – incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.16*

Employment Agreement, between Tile Shop Holdings, Inc. and Chris Homeister, effective October 1, 2013 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2013.

10.17

Amendment No. 3 to Credit Agreement, dated as of March 26, 2014, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 9, 2014.

10.18

Amendment No. 4 to Credit Agreement, dated as of September 29, 2014, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, certain subsidiaries of The Tile Shop, LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 29, 2014.

10.19*

Offer Letter Agreement, between Tile Shop Holdings, Inc. and Kirk Geadelmann, dated June 30, 2014 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2014.

10.20*

Amendment to Terms of Employment, effective January 1, 2015, between Tile Shop Holdings, Inc. and Chris Homeister – incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year eanded December 31, 2014.

10.21*

Amendment to Terms of Employment, effective January 1, 2015, between Tile Shop Holdings, Inc. and Robert A. Rucker – incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year eanded December 31, 2014.

10.22

Credit Agreement, dated June 2, 2015, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2015.

10.23

Security Agreement, dated June 2, 2015, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2015.

10.24

Guaranty Agreement, dated June 2, 2015, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2015.

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