Form 10-Q
period 2016-03-31
TILE SHOP HOLDINGS, INC.
filed 2016-04-28
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from – to –

Commission file number: 001-35629

_____________________________

TILE SHOP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

_____________________________

Delaware	45-5538095
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

14000 Carlson Parkway
Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

(763) 852-2988

(Registrant’s telephone number, including area code)

_____________________________

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

As of April 22, 2016, there were 51,493,590 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$16,405	$10,330
Restricted cash	219	219
Trade receivables, net	2,368	1,966
Inventories	64,236	69,878
Prepaid inventory	378	568
Income tax receivable	363	735
Other current assets, net	3,188	3,557
Total Current Assets	87,157	87,253
Property, plant and equipment, net	136,004	135,115
Deferred tax assets	20,563	20,846
Other assets	1,734	1,793
Total Assets	$245,458	$245,007

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,204	$14,584
Current portion of long-term debt	4,806	4,744
Income tax payable	3,583	1,101
Other accrued liabilities	23,930	19,327
Total Current Liabilities	46,523	39,756
Long-term debt, net	36,226	51,178
Capital lease obligation, net	775	797
Deferred rent	35,812	34,983
Other long-term liabilities	2,923	3,092
Total Liabilities	122,259	129,806

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,438,973 and 51,437,973 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	181,430	180,192
Accumulated deficit	(58,227)	(64,985)
Accumulated other comprehensive (loss) income	(9)	(11)
Total Stockholders' Equity	123,199	115,201
Total Liabilities and Stockholders' Equity	$245,458	$245,007

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$84,714	$72,963
Cost of sales	25,009	21,992
Gross profit	59,705	50,971
Selling, general and administrative expenses	47,949	43,776
Income from operations	11,756	7,195
Interest expense	(570)	(803)
Other income	31	29
Income before income taxes	11,217	6,421
Provision for income taxes	(4,459)	(2,762)
Net income	$6,758	$3,659

Income per common share:
Basic	$0.13	$0.07
Diluted	$0.13	$0.07

Weighted average shares outstanding:
Basic	51,359,167	51,125,221
Diluted	51,666,432	51,163,963

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$6,758	$3,659
Currency translation adjustment, net of provision for taxes of $1 and $0	2	-
Other comprehensive income	2	-
Comprehensive income	$6,760	$3,659

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Treasury units	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2014	51,314,005	$5	$174,371	$-	$(80,681)	$-	$93,695
Issuance of restricted shares	54,036	-	-	-	-	-	-
Stock based compensation	-	-	5,545	-	-	-	5,545
Stock option exercises	69,932	-	276	-	-	-	276
Foreign currency translation adjustments	-	-	-	-	-	(11)	(11)
Net income	-	-	-	-	15,696	-	15,696
Balance at December 31, 2015	51,437,973	$5	$180,192	$-	$(64,985)	$(11)	$115,201
Stock based compensation	-	-	1,229	-	-	-	1,229
Stock option exercises	1,000	-	9	-	-	-	9
Foreign currency translation adjustments	-	-	-	-	-	2	2
Net income	-	-	-	-	6,758	-	6,758
Balance at March 31, 2016	51,438,973	$5	$181,430	$-	$(58,227)	$(9)	$123,199

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$6,758	$3,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	5,571	5,649
Amortization of debt issuance costs	157	116
Loss on disposals of property, plant and equipment	70	12
Deferred rent	678	866
Stock based compensation	1,229	1,305
Deferred income taxes	283	(1,001)
Changes in operating assets and liabilities:
Trade receivables	(402)	(552)
Inventories	5,642	5,957
Prepaid expenses and other current assets	576	(424)
Accounts payable	(703)	(1,144)
Income tax receivable/ payable	2,852	6,931
Accrued expenses and other liabilities	4,762	4,752
Net cash provided by operating activities	27,473	26,126
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(6,375)	(4,575)
Net cash used in investing activities	(6,375)	(4,575)
Cash Flows From Financing Activities
Payments of long-term debt and capital lease obligations	(15,031)	(23,360)
Advances on line of credit	-	5,000
Proceeds from exercise of stock options	9	10
Security deposits	(3)	(1)
Net cash used in financing activities	(15,025)	(18,351)
Effect of exchange rate changes on cash	2	-
Net change in cash	6,075	3,200
Cash and cash equivalents beginning of period	10,330	5,759
Cash and cash equivalents end of period	$16,405	$8,959
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,052	$467
Cash paid for interest	673	776
Cash paid (received) for income taxes, net of refunds	1,607	(4,168)

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

The Company is engaged in the sale of tile, stone, glass, and other flooring products. The Company also manufactures setting and maintenance materials in Michigan, Virginia, Oklahoma and Wisconsin. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of March 31, 2016, the Company had 115 stores in 31 states and an on-line retail operation. The Company also has distribution centers located in Michigan, Virginia, Oklahoma and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10‑Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

Change in Accounting Principle

In April 2015, the Financial Accounting Standards Board (FASB) issued a standard that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.

The Company historically presented debt issuance costs, or fees paid to third party advisors related to directly issuing debt, as assets on the Consolidated Balance Sheet.  The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. This guidance gives entities the ability to make a policy election regarding the classification of debt issuance costs associated with revolving line of credit agreements.  The Company has elected to present the unamortized debt issuance costs associated with its revolving line of credit as other assets in the Consolidated Balance Sheet.  Unamortized deferred financing costs attributable to the new market tax credit program are also classified as other assets in the Consolidated Balance Sheet. The Company has applied this guidance retrospectively to the prior period Consolidated Balance Sheet.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The reclassification did not impact net income previously reported or any prior amounts reported on the Consolidated Statements of Operations. The following table presents the effect of the retrospective application of this change in accounting principle on the Company’s Consolidated Balance Sheet as of December 31, 2015:

	(in thousands)
	As Reported	Effect of Change	As Adjusted
	December 31,	in Accounting	December 31,
	2015	Principle	2015
Assets
Current assets:
Other current assets, net	$3,656	$(99)	$3,557
Total Current Assets	87,352	(99)	87,253
Noncurrent assets:
Other assets	2,122	(329)	1,793
Total Assets	$245,435	$(428)	$245,007

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,095	$(351)	$4,744
Long-term Liabilities:
Long-term debt, net	51,255	(77)	51,178
Total Liabilities	130,234	(428)	129,806
Total Liabilities and Stockholders' Equity	$245,435	$(428)	$245,007

Note 2: Inventories

Inventories are stated at the lower of cost (determined on the weighted average cost method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of March 31, 2016 and December 31, 2015:

	(in thousands)
	March 31,	December 31,
	2016	2015
Finished goods	$57,199	$59,503
Raw materials	2,687	2,681
Finished goods in transit	4,350	7,694
Total	$64,236	$69,878

The Company records provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends.

Note 3: Income taxes

The Company's effective tax rate on net income before income taxes for the three months ended March 31, 2016 and 2015 was 39.8% and 43.0%, respectively. During the three months ended March 31, 2015, the Company recognized an increase in tax expense in connection with certain state income tax changes enacted during the quarter. State tax rate changes did not have a significant impact on the effective tax rate during the three months ended March 31, 2016. For the three months ended March 31, 2016 and 2015, the Company recorded a provision for income taxes of $4.5 million and $2.8 million, respectively.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of March 31, 2016 and 2015, the Company has not recognized any liabilities for uncertain tax positions nor have interest and penalties related to uncertain tax positions been accrued.

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

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands)
	For the three months ended
	March 31,
	2016	2015
Net income	$6,758	$3,659
Weighted average basic shares outstanding	51,359,167	51,125,221
Effect of dilutive securities attributable to stock-based awards	307,265	38,742
Weighted average diluted shares outstanding	51,666,432	51,163,963
Income per common share:
Basic	$0.13	$0.07
Dilutive	$0.13	$0.07
Anti-dilutive securities excluded from EPS calculation	303,008	1,750,735

Note 5: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	March 31,	December 31,
	2016	2015
Customer deposits	$8,481	$6,026
Accrued wages and salaries	5,120	4,336
Sales return reserve	3,156	2,781
Taxes	3,960	3,043
Other accrued liabilities	3,213	3,141
Total other accrued liabilities	$23,930	$19,327

Note 6: Long-term Debt

On June 2, 2015, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At March 31, 2016 the base interest rate was 4.25% and the LIBOR-based interest rate was 2.19%. Borrowings outstanding consisted of $40.5 million on the term loan as of March 31, 2016. The Company can elect to prepay the term loan without incurring a penalty. Additional borrowings pursuant to the Credit Agreement may be used to support the Company’s growth and for working capital purposes. The Company incurred $1.0 million of debt issuance costs in connection with the Credit Agreement and will be amortized over the five-year life of the Credit Agreement. Debt issuance costs attributable to the term loan are classified as a reduction of debt in the Consolidated Balance Sheet. Debt issuance costs attributable to the revolving line of credit are classified as assets in the Consolidated Balance Sheet. The term loan requires quarterly principal payments as follows (in thousands):

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Period
June 30, 2016 to June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to Holdings or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. The Company was in compliance with the covenants as of March 31, 2016.

Long-term debt consists of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Costs	Principal	Costs
Term note payable - interest at 2.19% and 2.18% at March 31, 2016 and December 31, 2015, respectively	$40,450	$(317)	$47,450	$(428)
Commercial bank credit facility	-	-	8,000	-
Variable interest rate bonds (0.35% at both March 31, 2016 and December 31, 2015), which mature April 1, 2023, collateralized by buildings and equipment	900	-	900	-
Total debt obligations	41,350	(317)	56,350	(428)
Less: current portion	5,095	(289)	5,095	(351)
Debt obligations, net of current portion	$36,255	$(28)	$51,255	$(77)

Note 7: Fair Value of Financial Instruments

These consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable, and debt. At March 31, 2016 and December 31, 2015, the carrying amount of the Company’s cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximated their fair values due to their short-term maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

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

Level 2 – Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets in non-active markets;
•	Inputs other than quoted prices that are observable for the asset or liability; and
•	Inputs that are derived principally from or corroborated by other observable market data.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Level 3 – Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Note 8: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock-based awards at fair value. The financial statements for the three months ended March 31, 2016 and 2015 include compensation cost for the portion of outstanding awards that vested during those periods. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock-based compensation expense related to stock options was $1.0 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of March 31, 2016, the Company had outstanding stock options to purchase 2,800,945 shares of common stock at a weighted average exercise price of $13.06.

Restricted stock:

The Company awards restricted common shares to selected employees, and non-employee directors. Recipients are not required to provide any consideration other than continued service. Restricted share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. Total stock-based compensation expense related to restricted stock was $0.2 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of March 31, 2016, the Company had 79,036 outstanding restricted common shares.

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

In July 2013, the investors also contributed $5.6 million to the Investment Funds and, by virtue of such contribution, are entitled to substantially all of the tax benefits derived from the NMTCs, while the Company effectively received net loan proceeds equal to the investors’ contributions to the Investment Fund. This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase the investors’ interest. The Company believes that the investors will exercise the put option in September 2020 at the end of the recapture period. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require the Company to indemnify the investors for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The Company has determined that the financing arrangement with the Investment Funds and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Funds – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; Chase’s and U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that they are the primary beneficiary of the VIE and consolidated the Investment Funds, as a VIE, in accordance with the accounting standards for consolidation. Chase’s and U.S. Bank’s contributions of $4.4 million, net of syndication fees, are included in cash and other long-term liabilities in the accompanying Consolidated Balance Sheet. The benefit of this net $4.4 million contribution is recognized as a decrease in depreciation expense as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of March 31, 2016, the balance of the contribution liability was $2.9 million and is classified as other long-term liabilities on the Consolidated Balance Sheet.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 11: New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in fiscal year 2018, and permits the use of either a retrospective or a cumulative effect transition method. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements.

In August 2014, the FASB issued a standard requiring an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date of the financial statements. The guidance also sets forth a series of disclosures that are required in the event the entity’s management concludes that there is substantial doubt about the entity’s ability to continue as a going concern. The new standard becomes effective for the Company in fiscal 2016 and requires an ongoing evaluation at each interim and annual period thereafter. The Company is currently assessing the effect the new standard will have on its consolidated financial statements.

In April 2015, the FASB issued a standard that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted the provisions of this statement in the first quarter of 2016 and prior periods have been retrospectively adjusted (see “Note 1 to the Consolidated Financial Statements”).

In February 2015, the FASB issued a new accounting standard that will modify current consolidation guidance. The standard makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. The standard is effective for the Company in fiscal 2016. The adoption of this new standard did not have a material effect on the Company’s financial statements.

In July 2015, the FASB issued a standard which simplifies the subsequent measurement of inventory. Currently, an entity is required to measure inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes require that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Currently, the Company applies the net realizable value market option to measure inventories at the lower of cost or market. These changes become effective for the Company in fiscal 2017. The Company is currently assessing the effect the new standard will have on its consolidated financial statements.

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the balance sheet.  The standard is effective in 2019, with early adoption permitted. The Company is currently assessing the effect the new standard will have on its consolidated financial statements.

In March 2016, the FASB issued a standard that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital tax pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted.  The Company is currently assessing the effect the new standard will have on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q .

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, unexpected delays or expenses related to opening new stores and maintaining or renovating existing stores, changes to economic conditions and customer preferences, disruptions in our supply chain, or inventory management, competitive factors, increases to interest rates or other impacts on our ability to obtain or maintain financing, unanticipated expenses related to operating as a public company including but not limited to litigation-related expenses, and those factors disclosed in the section captioned “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview and Recent Trends

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of March 31, 2016, we operated 115 stores in 31 states, with an average size of 21,700 square feet. We also sell our products on our website.

We purchase our tile products and accessories directly from suppliers and manufacture our own setting and maintenance materials, such as thinset, grout, and sealers. We believe that our long-term supplier relationships, together with our design, manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and professionals, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources, and believe that we are a leading retailer of manufactured and natural stone tiles, accessories, and related materials in the United States.

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened 1 new store in the first three months of 2016, and opened 7 new stores in the United States during 2015. We plan to open an additional 8 to 11 stores in 2016. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill transactions at these new locations.

For the three months ended March 31, 2016 and 2015, we reported net sales of $84.7 million and $73.0 million, respectively, and income from operations of $11.8 million and $7.2 million, respectively. The increase in sales and income from operations was primarily due to same store sales growth of 13.2% and 4.5% for the three months ended March 31, 2016 and 2015, respectively.

Net cash provided by operating activities was $27.5 million and $26.1 million for the three months ended March 31, 2016 and 2015, respectively, which was used to fund operations, new store construction activities, and debt repayments. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows. As of March 31, 2016, we had cash of $16.4 million and working capital of $40.6 million.

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

Comparable store sales for the three months ended March 31, 2016 increased $9.6 million, compared to the three months ended March 31, 2015.  The table below sets forth information about our same store sales growth for the three months ended March 31, 2016 and 2015.

	For the three months ended
	March 31,
	2016	2015
Same store sales growth	13.2%	4.5%

Our increase in same store sales growth is primarily attributable to an increase in the volume of transactions, as well as increases in average transaction size. Same store sale amounts include total charges to customers less any actual returns, and the change in the returns provision related to comparable stores. In general, we consider a store comparable on the first day of the 13th full month of operation.

Between April 1, 2015 and March 31, 2016, we opened 6 new store locations. Incremental net sales of $2.1 million occurred in the three months ended March 31, 2016 from stores not included in the comparable store base.

Cost of Sales Cost of sales consists primarily of material costs, freight, duties, and storage and delivery of product to the customers, as well as costs associated with manufacturing of setting and maintenance materials. For the three months ended March 31, 2016 and 2015, our cost of sales as a percentage of net sales was 29.5% and 30.1%, respectively. The decrease was primarily attributable to improved collection of customer delivery revenue and inventory control process improvements.

Selling, General, and Administrative Expenses For the three months ended March 31, 2016 and 2015, our selling, general, and administrative expenses as a percentage of net sales were 56.6% and 60.0%, respectively. The decrease was primarily attributable to an increase in same store sales, which outpaced the growth of selling, general, and administrative expenses for the three months ended March 31, 2016.

Provision for Income Taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rate for the three months ended March 31, 2016 and 2015 was 39.8% and 43.0%, respectively. During the three months ended March 31, 2015, we recognized an increase in tax expense in connection with certain state income tax changes enacted during the quarter. State tax rate changes did not have a significant impact on the effective tax rate during the three months ended March 31, 2016.

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States, or GAAP, and adjusting for interest expense, income taxes, depreciation and amortization, stock based compensation expense, and special charges consisting of litigation costs. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. Free cash flows is calculated by taking net cash provided by operating activities and subtracting net cash used for capital expenditures. Non-GAAP net income excludes the special charges including investigation and litigation costs and is net of tax.

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

The reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2016 and 2015 is as follows:

	(in thousands)
	Three Months Ended
	March 31,
	2016	2015
Net income	$6,758	$3,659
Interest expense	570	803
Income taxes	4,459	2,762
Depreciation & amortization	5,571	5,649
Special charges	697	514
Stock-based compensation	1,229	1,305
Adjusted EBITDA	$19,284	$14,692

The reconciliation of free cash flows to net cash provided by operating activities for the three months ended March 31, 2016 and 2015 is as follows:

	(in thousands)
	Three Months Ended
	March 31,
	2016	2015
Net cash provided by operating activities	$27,473	$26,126
Purchase of property, plant and equipment	(6,375)	(4,575)
Free cash flows	$21,098	$21,551

The reconciliation of Non-GAAP net income to GAAP net income for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
(in thousands, except share and per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP net income	$11,217	$6,758	$0.13	$6,421	$3,659	$0.07
Special charges:
Litigation costs	697	420	0.01	514	292	0.01
Non-GAAP net income	$11,914	$7,178	$0.14	$6,935	$3,951	$0.08

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

Results of Operations

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

	(in thousands)
	2016	% of sales(1)	2015	% of sales
Net sales	$84,714		$72,963
Cost of sales	25,009	29.5%	21,992	30.1%
Gross profit	59,705	70.5%	50,971	69.9%
Selling, general and administrative expenses	47,949	56.6%	43,776	60.0%
Income from operations	11,756	13.9%	7,195	9.9%
Interest expense	(570)	(0.7)%	(803)	(1.1)%
Other income	31	0.0%	29	0.0%
Income before income taxes	11,217	13.2%	6,421	8.8%
Provision for income taxes	(4,459)	(5.3)%	(2,762)	(3.8)%
Net income	$6,758	8.0%	$3,659	5.0%

(1) Amounts may not foot due to rounding.

Net Sales Net sales for the first quarter of 2016 increased $11.7 million, or 16.1%, over the first quarter of 2015. Comparable store sales increased $9.6 million during the first quarter of 2016 due to an increase in the volume of transactions, as well as an increase in the average transaction size. Net sales for the 6 new stores open less than twelve months were $2.1 million during the first quarter of 2016.

Gross profit Gross profit for the first quarter of 2016 increased $8.7 million, or 17.1%, compared to the first quarter of 2015, primarily due to the increase in net sales. The gross margin rate increased from 69.9% for the first quarter of 2015 to 70.5% for the first quarter of 2016. The increase in the gross margin rate was primarily attributable to improved collection of customer delivery revenue and inventory control process improvements.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the first quarter of 2016 increased $4.2 million, or 9.5%, compared to the first quarter of 2015. The increase in selling, general, and administrative expenses was primarily due to an increase in compensation and benefit costs of $3.3 million and occupancy costs of $0.6 million as a result of opening 6 new stores during the period from April 1, 2015 through March 31, 2016, and an increase in variable compensation associated with a 13.2% increase in comparable store sales for the three months ended March 31, 2016. Selling, general, and administrative expenses as a percentage of net sales decreased to 56.6% for the first quarter of 2016 compared to 60.0% for the first quarter of 2015. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily due to a maturing store base that has higher net sales levels, which outpaced the growth of selling, general, and administrative expenses.

Selling, general, and administrative expenses include costs of $0.7 million and $0.5 million for each of the first quarters of 2016 and 2015, respectively, which relate to special charges consisting of litigation expenses.

Pre-opening Costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the first quarter of 2016 and 2015, we incurred pre-opening costs of $0.2 million and $0.1 million, respectively.

Interest Expense Interest expense decreased $0.2 million for the first quarter of 2016 compared to the first quarter of 2015. The decrease is primarily due to the decrease in the debt balance in 2016.

Provision for Income Taxes Income tax provision increased $1.7 million for the first quarter of 2016 compared to the first quarter of 2015 due to higher income before income taxes in the first quarter of 2016. Our effective tax rate for the three months ended March 31, 2016 and 2015 was 39.8% and 43.0%, respectively. During the three months ended March 31, 2015, we recognized an increase in tax expense in connection with certain state income tax changes enacted during the quarter. State tax rate changes did not have a significant impact on the effective tax rate during the three months ended March 31, 2016.

Liquidity and Capital Resources

Our principal uses of liquidity have been investments in working capital and capital expenditures. Our principal sources of liquidity are $16.4 million of cash and cash equivalents at March 31, 2016, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, and general corporate purposes.

On June 2, 2015, we and our operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (the “Credit Agreement”). The Credit Agreement provides us with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At March 31, 2016 the base interest rate was 4.25% and the LIBOR-based interest rate was 2.19%. Borrowings outstanding consisted of $40.5 million on the term loan as of March 31, 2016. We can elect to prepay the term loan without incurring a penalty. The term loan requires quarterly principal payments as follows (in thousands):

Period
June 30, 2016 to June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to Holdings or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. We were in compliance with the covenants as of March 31, 2016.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital expenditures paid in the three months ended March 31, 2016 were $6.4 million. Approximately $4.2 million of this was for new store build-out, remodels of existing stores, and merchandising projects. The remainder was for general corporate and information technology purposes.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. We intend to open an additional 8 to 11 stores during 2016.  Total capital expenditures are expected to be between $25 million and $30 million in 2016.

Cash flows

The following table summarizes our cash flow data for the three months ended March 31, 2016 and 2015.

	(in thousands)
	Three Months Ended
	March 31,
	2016	2015
Net cash provided by operating activities	$27,473	$26,126
Net cash used in investing activities	(6,375)	(4,575)
Net cash used in financing activities	(15,025)	(18,351)

Operating activities

Cash provided by operating activities during the three months ended March 31, 2016 was $27.5 million, compared to $26.1 million during the three months ended March 31, 2015. The increase is attributable to an increase in net income.

Investing activities

Net cash used in investing activities totaled $6.4 million for the three months ended March 31, 2016, compared to $4.6 million for the three months ended March 31, 2015. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, asset additions in our distribution and manufacturing facilities, and general corporate information technology assets.

Financing activities

Net cash used in financing activities was $15.0 million for the three months ended March 31, 2016, compared to $18.4 million for the three months ended March 31, 2015. Cash used in financing activities during the three months ended March 31, 2016 was primarily for payments of long-term debt and capital lease obligations of $15.0 million. At March 31, 2016, we were in compliance with our debt covenants. We intend to make principal payments due in future periods using cash from operations.

Cash and cash equivalents totaled $16.4 million at March 31, 2016, versus $10.3 million at December 31, 2015. We have working capital of $40.6 million at March 31, 2016, compared to working capital of $47.5 million at December 31, 2015.

Off-balance sheet arrangements

As of March 31, 2016 and December 31, 2015, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual arrangements

As of March 31, 2016, there were no material changes to our contractual obligations outside the ordinary course of business.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective in fiscal year 2018, and permits the use of either a retrospective or a cumulative effect transition method. We are currently assessing the impact of implementing the new guidance on our consolidated financial statements.

In August 2014, the FASB issued a standard requiring an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date of the financial statements. The guidance also sets forth a series of disclosures that are required in the event the entity’s management concludes that there is substantial doubt about the entity’s ability to continue as a going concern. The new standard becomes effective in fiscal 2016 and requires an ongoing evaluation at each interim and annual period thereafter. We are currently assessing the effect the new standard will have on our consolidated financial statements.

In April 2015, the FASB issued a standard that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We adopted the provisions of this statement in the first quarter of 2016 and prior periods have been retrospectively adjusted (see “Note 1 to the Consolidated Financial Statements”).

In February 2015, the FASB issued a new accounting standard that will modify current consolidation guidance. The standard makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. The standard is effective in fiscal 2016. The adoption of this new standard did not have a material effect on our financial statements.

In July 2015, the FASB issued a standard which simplifies the subsequent measurement of inventory. Currently, an entity is required to measure inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes require that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Currently, we apply the net realizable value market option to measure inventories at the lower of cost or market. These changes become effective in fiscal 2017. We are currently assessing the effect the new standard will have on our consolidated financial statements.

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the balance sheet.  The standard is effective in 2019, with early adoption permitted. We are currently assessing the effect the new standard will have on our consolidated financial statements.

In March 2016, the FASB issued a standard that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital tax pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted.  We are currently assessing the effect the new standard will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016 and have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurring during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

3.2	By-Laws of Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012).
10.1*	Offer Letter Agreement, between Tile Shop Holdings, Inc. and Lynda Stout, dated February 29, 2016.
21.1*	Subsidiaries of Tile Shop Holdings, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: April 28, 2016	By:	/s/ CHRIS R. HOMEISTER
Chris R. Homeister
Chief Executive Officer

Dated: April 28, 2016	By:	/s/ KIRK L. GEADELMANN
Kirk L. Geadelmann
Chief Financial Officer

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1

Certificate of Incorporation of Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012).

3.2	By-Laws of Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2012).
10.1*	Offer Letter Agreement, between Tile Shop Holdings, Inc. and Lynda Stout, dated February 29, 2016.
21.1*	Subsidiaries of Tile Shop Holdings, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed herewith

**  Furnished herewith