Form 10-Q
period 2016-06-30
TILE SHOP HOLDINGS, INC.
filed 2016-08-05
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 51,517,238 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$13,407	$10,330
Restricted cash	210	219
Trade receivables, net	2,853	1,966
Inventories	63,132	69,878
Prepaid inventory	337	568
Income tax receivable	1,214	735
Other current assets, net	2,637	3,557
Total Current Assets	83,790	87,253
Property, plant and equipment, net	135,781	135,115
Deferred tax assets	20,417	20,846
Other assets	1,677	1,793
Total Assets	$241,665	$245,007

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,795	$14,584
Current portion of long-term debt	4,893	4,744
Income tax payable	1,556	1,101
Other accrued liabilities	22,241	19,327
Total Current Liabilities	44,485	39,756
Long-term debt, net	24,904	51,178
Capital lease obligation, net	751	797
Deferred rent	36,408	34,983
Other long-term liabilities	3,527	3,092
Total Liabilities	110,075	129,806

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,509,738 and 51,437,973 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	182,981	180,192
Accumulated deficit	(51,378)	(64,985)
Accumulated other comprehensive (loss) income	(18)	(11)
Total Stockholders' Equity	131,590	115,201
Total Liabilities and Stockholders' Equity	$241,665	$245,007

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$84,270	$75,706	$168,984	$148,669
Cost of sales	25,571	24,413	50,580	46,405
Gross profit	58,699	51,293	118,404	102,264
Selling, general and administrative expenses	46,990	42,855	94,939	86,631
Income from operations	11,709	8,438	23,465	15,633
Interest expense	(449)	(795)	(1,019)	(1,598)
Other income	37	34	68	63
Income before income taxes	11,297	7,677	22,514	14,098
Provision for income taxes	(4,448)	(3,187)	(8,907)	(5,949)
Net income	$6,849	$4,490	$13,607	$8,149

Income per common share:
Basic	$0.13	$0.09	$0.26	$0.16
Diluted	$0.13	$0.09	$0.26	$0.16

Weighted average shares outstanding:
Basic	51,378,485	51,125,985	51,368,826	51,125,605
Diluted	51,937,924	51,388,602	51,821,615	51,212,955

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$6,849	$4,490	$13,607	$8,149
Currency translation adjustment	(9)	1	(7)	1
Other comprehensive (loss) income	(9)	1	(7)	1
Comprehensive income	$6,840	$4,491	$13,600	$8,150

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Treasury units	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2014	51,314,005	$5	$174,371	$-	$(80,681)	$-	$93,695
Issuance of restricted shares	54,036	-	-	-	-	-	-
Stock based compensation	-	-	5,545	-	-	-	5,545
Stock option exercises	69,932	-	276	-	-	-	276
Foreign currency translation adjustments	-	-	-	-	-	(11)	(11)
Net income	-	-	-	-	15,696	-	15,696
Balance at December 31, 2015	51,437,973	$5	$180,192	$-	$(64,985)	$(11)	$115,201
Issuance of restricted shares	39,200	-	-	-	-	-	-
Stock based compensation	-	-	2,464	-	-	-	2,464
Stock option exercises	32,565	-	325	-	-	-	325
Foreign currency translation adjustments	-	-	-	-	-	(7)	(7)
Net income	-	-	-	-	13,607	-	13,607
Balance at June 30, 2016	51,509,738	$5	$182,981	$-	$(51,378)	$(18)	$131,590

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$13,607	$8,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	11,184	11,093
Amortization of debt issuance costs	312	168
Debt issuance cost writeoff	-	194
Loss on disposals of property, plant and equipment	386	49
Deferred rent	1,096	1,629
Stock based compensation	2,464	2,642
Deferred income taxes	429	(2,165)
Changes in operating assets and liabilities:
Trade receivables	(887)	(549)
Inventories	6,746	4,267
Prepaid expenses and other current assets	1,099	(465)
Accounts payable	1,114	2,645
Income tax receivable/ payable	(25)	8,560
Accrued expenses and other liabilities	3,236	2,573
Net cash provided by operating activities	40,761	38,790
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(11,703)	(7,597)
Proceeds from the sale of property, plant and equipment	-	9
Net cash used in investing activities	(11,703)	(7,588)
Cash Flows From Financing Activities
Payments of long-term debt and capital lease obligations	(26,301)	(28,424)
Advances on line of credit	-	5,250
Proceeds from exercise of stock options	325	19
Debt issuance costs	-	(968)
Security deposits	2	(10)
Net cash used in financing activities	(25,974)	(24,133)
Effect of exchange rate changes on cash	(7)	1
Net change in cash	3,077	7,070
Cash and cash equivalents beginning of period	10,330	5,759
Cash and cash equivalents end of period	$13,407	$12,829
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$826	$250
Cash paid for interest	1,119	1,807
Cash paid (received) for income taxes, net of refunds	8,932	(2,611)

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

The Company is a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States.  The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of June 30, 2016, the Company had 117 stores in 31 states and an on-line retail operation. The Company also has distribution centers located in Michigan, Virginia, Oklahoma and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10‑Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K. Dbt issuance costs presented in the prior year balance sheet have been reclassified to conform to current year presentation.

Change in Accounting Principle

In April 2015, the Financial Accounting Standards Board issued a standard that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.

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

Note 2: Inventories

Inventories are stated at the lower of cost (determined on the weighted average cost method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of June 30, 2016 and December 31, 2015:

	(in thousands)
	June 30,	December 31,
	2016	2015
Finished goods	$51,457	$59,503
Raw materials	2,711	2,681
Finished goods in transit	8,964	7,694
Total	$63,132	$69,878

The Company records provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends.

Note 3: Income taxes

The Company’s effective tax rate on net income before income taxes for the three months ended June 30, 2016 and 2015 was 39.4% and 41.5%, respectively. The improvement in the effective tax rate is due to a decrease in non-deductible incentive stock-based compensation expense in 2016 combined with a reduction in the level of state tax rate changes that triggered unfavorable deferred tax adjustments in 2015. For the three months ended June 30, 2016 and 2015, the Company recorded a provision for income taxes of $4.4 million and $3.2 million, respectively.

The Company's effective tax rate on net income before income taxes for the six months ended June 30, 2016 and 2015 was 39.6% and 42.2%, respectively. The improvement in the effective tax rate is due to a decrease in non-deductible incentive stock-based compensation expense in 2016 combined with a reduction in the level of state tax rate changes that triggered unfavorable deferred tax adjustments in 2015. For the six months ended June 30, 2016 and 2015, the Company recorded a provision for income taxes of $8.9 million and $5.9 million, respectively.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of June 30, 2016 and 2015, the Company has not recognized any liabilities for uncertain tax positions nor have interest and penalties related to uncertain tax positions been accrued.

Note 4: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period.

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$6,849	$4,490	$13,607	$8,149
Weighted average basic shares outstanding	51,378,485	51,125,985	51,368,826	51,125,605
Effect of dilutive securities attributable to stock-based awards	559,439	262,617	452,789	87,350
Weighted average diluted shares outstanding	51,937,924	51,388,602	51,821,615	51,212,955
Income per common share:
Basic	$0.13	$0.09	$0.26	$0.16
Dilutive	$0.13	$0.09	$0.26	$0.16
Anti-dilutive securities excluded from EPS calculation	117,807	761,401	197,761	1,056,177

Note 5: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	June 30,	December 31,
	2016	2015
Customer deposits	$7,339	$6,026
Accrued wages and salaries	5,444	4,336
Sales return reserve	2,833	2,781
Taxes	3,394	3,043
Other accrued liabilities	3,231	3,141
Total other accrued liabilities	$22,241	$19,327

Note 6: Long-term Debt

On June 2, 2015, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At June 30, 2016 the base interest rate was 4.00% and the LIBOR-based interest rate was 1.97%. Borrowings outstanding consisted of $29.2 million on the term loan as of June 30, 2016. The Company can elect to prepay the term loan without incurring a

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

penalty. Additional borrowings pursuant to the Credit Agreement may be used to support the Company’s growth and for working capital purposes. The Company incurred $1.0 million of debt issuance costs in connection with the Credit Agreement, which will be amortized over the five-year life of the Credit Agreement. Debt issuance costs attributable to the term loan are classified as a reduction of debt in the Consolidated Balance Sheet. Debt issuance costs attributable to the revolving line of credit are classified as assets in the Consolidated Balance Sheet. The term loan requires quarterly principal payments as follows (in thousands):

Period
September 30, 2016 to June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to Holdings or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. The Company was in compliance with the covenants as of June 30, 2016.

Long-term debt consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Costs	Principal	Costs
Term note payable - interest at 1.97% and 2.18% at June 30, 2016 and December 31, 2015, respectively	$29,200	$(208)	$47,450	$(428)
Commercial bank credit facility	-	-	8,000	-
Variable interest rate bonds (0.35% at both June 30, 2016 and December 31, 2015), which mature April 1, 2023, collateralized by buildings and equipment	805	-	900	-
Total debt obligations	30,005	(208)	56,350	(428)
Less: current portion	5,100	(207)	5,095	(351)
Debt obligations, net of current portion	$24,905	$(1)	$51,255	$(77)

Note 7: Fair Value of Financial Instruments

These consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable, and debt. At June 30, 2016 and December 31, 2015, the carrying amount of the Company’s cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximated their fair values due to their short-term maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

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

Note 8: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock-based awards at fair value. The financial statements for the three and six months ended June 30, 2016 and 2015 include compensation cost for the portion of outstanding awards that vested during those periods. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock-based compensation expense related to stock options was $0.9 million for both the three months ended June 30, 2016 and 2015.  Total stock-based compensation expense related to stock options was $1.9 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of June 30, 2016, the Company had outstanding stock options to purchase 2,817,763 shares of common stock at a weighted average exercise price of $13.22.

Restricted stock:

The Company awards restricted common shares to selected employees, and non-employee directors. Recipients are not required to provide any consideration other than continued service. Restricted share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. Total stock-based compensation expense related to restricted stock was $0.3 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively. Total stock-based compensation expense related to restricted stock was $0.6 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of June 30, 2016, the Company had 118,236 outstanding restricted common shares.

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

The Company has determined that the financing arrangement with the Investment Funds and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Funds – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; Chase’s and U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Funds, as a VIE, in accordance with the accounting standards for consolidation. Chase’s and U.S. Bank’s contributions of $4.4 million, net of syndication fees, are included in cash and other long-term liabilities in the accompanying Consolidated Balance Sheet. The benefit of this net $4.4 million contribution is recognized as a decrease in depreciation expense as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of June 30, 2016, the balance of the contribution liability was $2.8 million and is classified as other long-term liabilities on the Consolidated Balance Sheet.

Note 10: Commitments and Contingencies

The Company, two of its former executive officers, five of its outside directors, and certain companies affiliated with the directors, are defendants in a consolidated class action brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. v. Tile Shop Holdings, Inc., et al. Several related actions were filed in 2013, and then consolidated. The plaintiffs are three investors who represent a class or classes consisting of (1) all purchasers of Tile Shop common stock between August 22, 2012 and January 28, 2014 (the “alleged class period”), seeking to pursue remedies under the Securities Exchange Act of 1934; and (2) all purchasers of Tile Shop common stock pursuant and/or traceable to the Company’s December 2012 registration statements, seeking to pursue remedies under the Securities Act of 1933. Six firms who were underwriters in the December 2012 secondary public offering are also named as defendants. In their consolidated amended complaint (the “complaint”), the plaintiffs allege that during the alleged class period, certain defendants made false or misleading statements of material fact in press releases and SEC filings about the Company’s relationships with its vendors, its gross margins, and its supply chain and producer relationships, and that defendants failed to disclose certain related party transactions. The complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In addition to attorney’s fees and costs, the plaintiffs seek to recover damages on behalf of the members of the purported classes.  The defendants are vigorously defending the matter. The parties are now providing expert reports and conducting expert discovery.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

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

By letter dated May 19, 2016, a shareholder of the Company demanded that the Board of Directors investigate alleged breaches of fiduciary duty related to the same matters as alleged in the Verified Consolidated Stockholder Derivative Complaint, and take action against certain present and former officers and directors of the Company. The Board has not yet responded to the shareholder demand letter.

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

Note 11: New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in fiscal year 2018, and permits the use of either a retrospective or a cumulative effect transition method. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements.

In August 2014, the FASB issued a standard requiring an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date of the financial statements. The guidance also sets forth a series of disclosures that are required in the event the entity’s management concludes that there is substantial doubt about the entity’s ability to continue as a going concern. The new standard becomes effective for the Company in the annual financial statements for fiscal 2016 and requires an ongoing evaluation at each interim and annual period thereafter. The Company is currently assessing the effect the new standard will have on its consolidated financial statements.

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

In February 2015, the FASB issued a new accounting standard that will modify current consolidation guidance. The standard makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. The standard was effective for the Company as of the beginning of fiscal 2016. The adoption of this new standard did not have a material effect on the Company’s financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, unexpected delays or expenses related to opening new stores and maintaining, renovating or relocating existing stores, changes to economic conditions and customer preferences, disruptions in our supply chain, or inventory management, competitive factors, increases to interest rates or other impacts on our ability to obtain or maintain financing, unanticipated expenses related to operating as a public company including but not limited to litigation-related expenses, and those factors disclosed in the section captioned “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview and Recent Trends

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of June 30, 2016, we operated 117 stores in 31 states, with an average size of 21,600 square feet. We also sell our products on our website.

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

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened 4 new stores in the first six months of 2016, and opened 7 new stores in 2015. We plan to open an additional 6 to 8 new stores in 2016 and relocate 2 stores during 2016. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill transactions at these new locations.

For the three and six months ended June 30, 2016, we reported net sales of $84.3 million and $169.0 million, respectively, and income from operations of $11.7 million and $23.5 million respectively. For the three and six months ended June 30, 2015, we reported net sales of $75.7 million and $148.7 million, respectively, and income from operations of $8.4 million and $15.6 million, respectively. The increase in sales and income from operations was primarily due to same store sales growth of 8.2% and 10.6% for the three months ended June 30, 2016 and 2015, respectively.

Net cash provided by operating activities was $40.8 million and $38.8 million for the three months ended June 30, 2016 and 2015, respectively, which was used to fund operations, new store construction activities, and debt repayments. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows. As of June 30, 2016, we had cash of $13.4 million and working capital of $39.3 million.

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

Comparable store sales for the three months ended June 30, 2016 increased $6.2 million, compared to the three months ended June 30, 2015.  Comparable store sales for the six months ended June 30, 2016 increased $15.8 million, compared to the six months ended June 30, 2015.  The table below sets forth information about our same store sales growth for the three and six months ended June 30, 2016 and 2015.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Same store sales growth	8.2%	5.7%	10.6%	5.1%

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

Between July 1, 2015 and June 30, 2016, we opened 9 new store locations. Incremental net sales of $2.4 million and $4.5 million occurred in the three and six months ended June 30, 2016 respectively, from stores not included in the comparable store base.

Cost of Sales Cost of sales consists primarily of material costs, freight, duties, and storage and delivery of product to the customers, as well as costs associated with manufacturing of setting and maintenance materials. For the three months ended June 30, 2016 and 2015, our cost of sales as a percentage of net sales was 30.3% and 32.2%, respectively. The decrease was primarily attributable to less discounts and improved freight collection. For the six months ended June 30, 2016 and 2015, our cost of sales as a percentage of net sales was 29.9% and 31.2%,  respectively. The decrease was primarily attributable to less discounts, improved freight collection, and inventory control process improvements.

Selling, General, and Administrative Expenses For the three months ended June 30, 2016 and 2015, our selling, general, and administrative expenses a percentage of net sales were 55.8% and 56.7%, respectively. The decrease was primarily attributable to an increase in same store sales, which outpaced the growth of selling, general, and administrative expenses for the three months ended June 30, 2016.  For the six months ended June 30, 2016 and 2015, our selling, general, and administrative expenses as a percentage of net sales were 56.2% and 58.3%, respectively.  The decrease was primarily attributable to an increase in same store sales, which outpaced the growth of selling, general, and administrative expense for the six months ended June 30, 2016.

Provision for Income Taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rate for the three months ended June 30, 2016 and 2015 was 39.4% and 41.5%, respectively. Our effective tax rate for the six months ended June 30, 2016 and 2015 was 39.6% and 42.2%, respectively. The improvement in the three and six month effective tax rate is due to a decrease in non-deductible incentive stock-based compensation expense in 2016 combined with a reduction in the level of state tax rate changes that triggered unfavorable deferred tax adjustments in 2015.

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States, or GAAP, and adjusting for interest expense, income taxes, depreciation and amortization, stock based compensation expense, and special charges consisting of litigation costs,  which are primarily related to shareholder litigation, and losses incurred with the renegotiation of debt. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. Free cash flows is calculated by taking net cash provided by operating activities and subtracting net cash used for capital expenditures. Non-GAAP net income excludes the special charges consisting of litigation costs and losses incurred in connection with the renegotiation of debt, and is net of tax.

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

The reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2016 and 2015 is as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$6,849	$4,490	$13,607	$8,149
Interest expense	449	795	1,019	1,598
Income taxes	4,448	3,187	8,907	5,949
Depreciation & amortization	5,613	5,444	11,184	11,093
Special charges	405	276	1,102	790
Stock-based compensation	1,235	1,338	2,464	2,643
Adjusted EBITDA	$18,999	$15,530	$38,283	$30,222

The reconciliation of free cash flows to net cash provided by operating activities for the six months ended June 30, 2016 and 2015 is as follows:

	(in thousands)
	Six Months Ended
	June 30,
	2016	2015
Net cash provided by operating activities	$40,761	$38,790
Purchase of property, plant and equipment	(11,703)	(7,597)
Free cash flows	$29,058	$31,193

The reconciliation of Non-GAAP net income to GAAP net income for the three and six months ended June 30, 2016 and 2015 is as follows:

	three months Ended			three months Ended
	June 30, 2016			June 30, 2015
(in thousands, except share and per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP income	$11,297	$6,849	$0.13	$7,677	$4,490	$0.09
Special charges:
Litigation costs	405	246	0.00	276	161	0.00
Write-off of debt issuance costs	-		-	194	113	0.00
Non-GAAP income(1)	$11,702	$7,095	$0.14	$8,147	$4,765	$0.09

(1) Amounts may not foot due to rounding.

	six months Ended			six months Ended
	June 30, 2016			June 30, 2015
(in thousands, except share and per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP income	$22,514	$13,607	$0.26	$14,098	$8,149	$0.16
Special charges:
Litigation costs	1,102	666	0.01	790	456	0.01
Write-off of debt issuance costs	-	-	-	194	112	0.00
Non-GAAP income(1)	$23,616	$14,273	$0.28	$15,082	$8,717	$0.17

(1) Amounts may not foot due to rounding.

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

Results of Operations

Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015

	(in thousands)
	2016	% of sales	2015	% of sales
Net sales	$84,270		$75,706
Cost of sales	25,571	30.3%	24,413	32.2%
Gross profit	58,699	69.7%	51,293	67.8%
Selling, general and administrative expenses	46,990	55.8%	42,855	56.7%
Income from operations	11,709	13.9%	8,438	11.1%
Interest expense	(449)	(0.5)%	(795)	(1.0)%
Other income	37	0.0%	34	0.0%
Income before income taxes	11,297	13.4%	7,677	10.1%
Provision for income taxes	(4,448)	(5.3)%	(3,187)	(4.2)%
Net income	$6,849	8.1%	$4,490	5.9%

Net Sales Net sales for the second quarter of 2016 increased $8.6 million, or 11.3%, over the second quarter of 2015. Comparable store sales increased $6.2 million due to an increase in the volume of transactions, as well as an increase in the average transaction size. Net sales for the 9 new stores open less than twelve months were $2.4 million during the second quarter of 2016.

Gross profit Gross profit for the second quarter of 2016 increased $7.4 million, or 14.4%, compared to the second quarter of 2015, primarily due to the increase in net sales. The gross margin rate increased from 67.8% for the second quarter of 2015 to 69.7% for the second quarter of 2016. The increase in the gross margin rate was primarily attributable to improved collection of customer delivery revenue, and a decrease in the level of discounting in 2016.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the second quarter of 2016 increased $4.1 million, or 9.6%, compared to the second quarter of 2015. The increase in selling, general, and administrative expenses was primarily due to an increase in compensation and benefit costs of $2.0 million and occupancy costs of $0.5 million as a result of opening 9 new stores during the period from July 1, 2015 through June 30, 2016, and an increase in variable compensation associated with an 8.2% increase in comparable store sales for the second quarter of 2016. Selling, general, and administrative expenses as a percentage of net sales decreased to 55.8% for the second quarter of 2016 compared to 56.7% for the second quarter of 2015. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily due to a maturing store base that has higher net sales levels, which outpaced the growth of selling, general, and administrative expenses.

Selling, general, and administrative expenses include costs of $0.4 million and $0.3 million for the second quarter of 2016 and 2015, respectively, which relate to special charges consisting of litigation expenses.

Pre-opening Costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the second quarter of 2016 and 2015, we incurred pre-opening costs of $0.2 million and $0.1 million, respectively.

Interest Expense Interest expense decreased $0.3 million for the second quarter of 2016 compared to the second quarter of 2015. The decrease is primarily due to the decrease in the debt balance over the last twelve months.

Provision for Income Taxes Income tax provision increased $1.3 million for the second quarter of 2016 compared to the second quarter of 2015 due to higher income before income taxes in the second quarter of 2016. Our effective tax rate for the second quarter of 2016 and 2015 was 39.4% and 41.5%, respectively. The improvement in the three month effective tax rate is due to a decrease in non-deductible incentive stock-based compensation expense in 2016 combined with a reduction in the level of state tax rate changes that triggered unfavorable deferred tax adjustments in 2015.

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

	(in thousands)
	2016	% of sales(1)	2015	% of sales
Net sales	$168,984		$148,669
Cost of sales	50,580	29.9%	46,405	31.2%
Gross profit	118,404	70.1%	102,264	68.8%
Selling, general and administrative expenses	94,939	56.2%	86,631	58.3%
Income from operations	23,465	13.9%	15,633	10.5%
Interest expense	(1,019)	(0.6)%	(1,598)	(1.0)%
Other income	68	0.0%	63	0.0%
Income before income taxes	22,514	13.3%	14,098	9.5%
Provision for income taxes	(8,907)	(5.3)%	(5,949)	(4.0)%
Net income	$13,607	8.1%	$8,149	5.5%

 (1) Amounts may not foot due to rounding.

Net Sales Net sales for the six months ended June 30, 2016 increased $20.3 million, or 13.7%, over the six months ended June 30, 2015.  Comparable store sales increased $15.8 million during the six months ended June 30, 2016 due to an increase in the volume of transactions, as well as an increase in the average transaction size. Net sales for the 9 new stores open less than twelve months were $4.5 million during the six months ended June 30, 2016.

Gross profit Gross profit for the six months ended June 30, 2016 increased $16.1 million, or 15.8%, compared to six months ended June 30, 2015, primarily due to the increase in net sales. The gross margin rate increased from 68.8% for the six months ended June 30, 2015 to 70.1% for the six months ended June 30, 2016. The increase in the gross margin rate was primarily attributable to improved collection of customer delivery revenue, a decrease in the level of discounting, and inventory control process improvements.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the six months ended June 30, 2016 increased $8.3 million, or 9.6%, compared to the six months ended June 30, 2015. The increase in selling, general, and administrative expenses was primarily due to an increase in compensation and benefit costs of $5.4 million and occupancy costs of $1.2 million as a result of opening 9 new stores during the period from July 1, 2015 through June 30, 2016, and an increase in variable compensation associated with a 10.6% increase in comparable store sales for the six months ended June 30, 2016. Selling, general, and administrative expenses as a percentage of net sales decreased to 56.2% for the six months ended June 30, 2016 compared to 58.3% for the six months ended June 30, 2015. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily due to a maturing store base that has higher net sales levels, which outpaced the growth of selling, general, and administrative expenses.

Selling, general, and administrative expenses include costs of $1.1 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively, which relate to special charges consisting of litigation expenses.

Pre-opening Costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and admisix months ended June 30, 2016 and 2015, we incurred pre-opening costs of $0.4 million and $0.2 million, respectively.

Interest Expense Interest expense decreased $0.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease is primarily due to the decrease in the debt balance in 2016.

Provision for Income Taxes Income tax provision increased $3.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to higher income before income taxes in the six months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2016 and 2015 was 39.6% and 42.2%, respectively. The improvement in the six month effective tax rate is due to a decrease in non-deductible incentive stock-based compensation expense in 2016 combined with a reduction in the level of state tax rate changes that triggered unfavorable deferred tax adjustments in 2015.

Liquidity and Capital Resources

Our principal uses of liquidity have been investments in working capital and capital expenditures. Our principal sources of liquidity are $13.4 million of cash and cash equivalents at June 30, 2016, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, and general corporate purposes.

On June 2, 2015, we and our operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (the “Credit Agreement”). The Credit Agreement provides us with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At June 30, 2016 the base interest rate was 4.00% and the LIBOR-based interest rate was 1.97%. Borrowings outstanding $29.2 million on the term loan as of June 30, 2016. We can elect to prepay the term loan without incurring a penalty. The term loan requires quarterly principal payments as follows (in thousands):

Period
September 30, 2016 to June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to Holdings or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. We were in compliance with the covenants as of June 30, 2016.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital expenditures paid in the six months ended June 30, 2016 were $11.7 million. Approximately $7.0 million was for new store build-out, remodels of existing stores, and merchandising projects, and approximately $3.0 million was for our information technology infrastructure. The remainder was for general corporate purposes.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. We intend to open an additional 6 to 8 stores and relocate 2 stores during 2016.  Total capital expenditures are expected to be approximately $30 million in 2016.

Cash flows

The following table summarizes our cash flow data for the three months ended June 30, 2016 and 2015.

	(in thousands)
	Six Months Ended
	June 30,
	2016	2015
Net cash provided by operating activities	$40,761	$38,790
Net cash used in investing activities	(11,703)	(7,588)
Net cash used in financing activities	(25,974)	(24,133)

Operating activities

Cash provided by operating activities during the six months ended June 30, 2016 was $40.8 million, compared to $38.8 million during the six months ended June 30, 2015. The increase is attributable to an increase in net income.

Investing activities

Net cash used in investing activities totaled $11.7 million for the six months ended June 30, 2016, compared to $7.6 million for the six months ended June 30, 2015. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, asset additions in our distribution and manufacturing facilities, and general corporate information technology assets.

Financing activities

Net cash used in financing activities was $26.0 million for the six months ended June 30, 2016, compared to $24.1 million for the six months ended June 30, 2015. Cash used in financing activities during the six months ended June 30, 2016 was primarily for payments of long-term debt and capital lease obligations of $26.3 million. At June 30, 2016, we were in compliance with our debt covenants. We intend to make principal payments due in future periods using cash from operations.

Cash and cash equivalents totaled $13.4 million at June 30, 2016, versus $10.3 million at December 31, 2015. We have working capital of $39.3 million at June 30, 2016, compared to working capital of $47.5 million at December 31, 2015.

Off-balance sheet arrangements

As of June 30, 2016 and December 31, 2015, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual arrangements

As of June 30, 2016, there were no material changes to our contractual obligations outside the ordinary course of business.

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

In August 2014, the FASB issued a standard requiring an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date of the financial statements. The guidance also sets forth a series of disclosures that are required in the event the entity’s management concludes that there is substantial doubt about the entity’s ability to continue as a going concern. The new standard becomes effective in the annual financial statements for fiscal 2016 and requires an ongoing evaluation at each interim and annual period thereafter. We are currently assessing the effect the new standard will have on our consolidated financial statements.

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

In February 2015, the FASB issued a new accounting standard that will modify current consolidation guidance. The standard makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. The standard was effective as of the beginning of fiscal year 2016. The adoption of this new standard did not have a material effect on our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June  30, 2016 and have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, two of its former executive officers, five of its outside directors, and certain companies affiliated with the directors, are defendants in a consolidated class action brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. v. Tile Shop Holdings, Inc., et al. Several related actions were filed in 2013, and then consolidated. The plaintiffs are three investors who represent a class or classes consisting of (1) all purchasers of Tile Shop common stock between August 22, 2012 and January 28, 2014 (the “alleged class period”), seeking to pursue remedies under the Securities Exchange Act of 1934; and (2) all purchasers of Tile Shop common stock pursuant and/or traceable to the Company’s December 2012 registration statements, seeking to pursue remedies under the Securities Act of 1933. Six firms who were underwriters in the December 2012 secondary public offering are also named as defendants. In their consolidated amended complaint (the “complaint”), the plaintiffs allege that during the alleged class period, certain defendants made false or misleading statements of material fact in press releases and SEC filings about the Company’s relationships with its vendors, its gross margins, and its supply chain and producer relationships, and that defendants failed to disclose certain related party transactions. The complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In addition to attorney’s fees and costs, the plaintiffs seek to recover damages on behalf of the members of the purported classes.  The defendants are vigorously defending the matter. The parties now are providing expert reports and conducting expert discovery.

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

By letter dated May 19, 2016, a shareholder of the Company demanded that the Board of Directors investigate alleged breaches of fiduciary duty related to the same matters as alleged in the Verified Consolidated Stock holder Derivative Complaint, and take action against certain present and former officers and directors of the Company. The Board has not yet responded to the shareholder demand letter.

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

TILE SHOP HOLDINGS, INC.

Dated: August 5, 2016	By:	/s/ CHRIS R. HOMEISTER
Chris R. Homeister
Chief Executive Officer

Dated: August 5, 2016	By:	/s/ KIRK L. GEADELMANN
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