Form 10-Q
period 2016-09-30
TILE SHOP HOLDINGS, INC.
filed 2016-10-27
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

(763) 852-2950

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

As of October 24, 2016, there were 51,593,979 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

(unaudited)

		(As Adjusted)
	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$9,835	$10,330
Restricted cash	210	219
Trade receivables, net	2,560	1,966
Inventories	66,379	69,878
Prepaid inventory	415	568
Income tax receivable	1,226	735
Other current assets, net	3,890	3,557
Total Current Assets	84,515	87,253
Property, plant and equipment, net	137,774	135,115
Deferred tax assets	19,781	20,846
Other assets	1,723	1,793
Total Assets	$243,793	$245,007

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,008	$14,584
Current portion of long-term debt	5,600	4,744
Income tax payable	404	1,101
Other accrued liabilities	22,764	19,327
Total Current Liabilities	46,776	39,756
Long-term debt, net	18,469	51,178
Capital lease obligation, net	725	797
Deferred rent	37,028	34,983
Other long-term liabilities	3,400	3,092
Total Liabilities	106,398	129,806

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,575,420 and 51,437,973 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	184,893	180,192
Accumulated deficit	(47,482)	(64,985)
Accumulated other comprehensive (loss) income	(21)	(11)
Total Stockholders' Equity	137,395	115,201
Total Liabilities and Stockholders' Equity	$243,793	$245,007

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$78,559	$72,404	$247,543	$221,073
Cost of sales	23,400	21,691	73,980	68,096
Gross profit	55,159	50,713	173,563	152,977
Selling, general and administrative expenses	47,361	44,047	142,300	130,678
Income from operations	7,798	6,666	31,263	22,299
Interest expense	(363)	(503)	(1,382)	(2,101)
Other income	34	34	102	97
Income before income taxes	7,469	6,197	29,983	20,295
Provision for income taxes	(2,886)	(2,436)	(11,793)	(8,385)
Net income	$4,583	$3,761	$18,190	$11,910

Income per common share:
Basic	$0.09	$0.07	$0.35	$0.23
Diluted	$0.09	$0.07	$0.35	$0.23

Weighted average shares outstanding:
Basic	51,426,104	51,161,348	51,388,058	51,137,650
Diluted	51,929,226	51,424,979	51,817,588	51,254,547

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$4,583	$3,761	$18,190	$11,910
Currency translation adjustment	(2)	(7)	(10)	(6)
Other comprehensive (loss) income	(2)	(7)	(10)	(6)
Comprehensive income	$4,581	$3,754	$18,180	$11,904

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Treasury units	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2014	51,314,005	$5	$174,371	$-	$(80,681)	$-	$93,695
Issuance of restricted shares	54,036	-	-	-	-	-	-
Stock based compensation	-	-	5,545	-	-	-	5,545
Stock option exercises	69,932	-	276	-	-	-	276
Foreign currency translation adjustments	-	-	-	-	-	(11)	(11)
Net income	-	-	-	-	15,696	-	15,696
Balance at December 31, 2015	51,437,973	$5	$180,192	$-	$(64,985)	$(11)	$115,201
Reclassification of impact of ASU 2016-09 (see Note 1)	-	-	687	-	(687)	-	-
Balance at January 1, 2016	51,437,973	$5	$180,879	$-	$(65,672)	$(11)	$115,201
Issuance of restricted shares	73,384	-	-	-	-	-	-
Stock based compensation	-	-	3,394	-	-	-	3,394
Stock option exercises	64,063	-	620	-	-	-	620
Foreign currency translation adjustments	-	-	-	-	-	(10)	(10)
Net income	-	-	-	-	18,190	-	18,190
Balance at September 30, 2016	51,575,420	$5	$184,893	$-	$(47,482)	$(21)	$137,395

 See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$18,190	$11,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	16,954	16,597
Amortization of debt issuance costs	416	238
Debt issuance cost writeoff	-	194
Loss on disposals of property, plant and equipment	420	112
Deferred rent	1,767	2,156
Stock based compensation	3,394	4,226
Deferred income taxes	1,065	954
Changes in operating assets and liabilities:
Trade receivables	(594)	(536)
Inventories	3,499	5,661
Prepaid expenses and other current assets	(303)	(1,634)
Accounts payable	3,337	1,341
Income tax receivable/payable	(1,188)	7,369
Accrued expenses and other liabilities	3,721	2,793
Net cash provided by operating activities	50,678	51,381
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(19,645)	(12,196)
Proceeds from the sale of property, plant and equipment	-	9
Net cash used in investing activities	(19,645)	(12,187)
Cash Flows From Financing Activities
Payments of long-term debt and capital lease obligations	(32,132)	(39,662)
Advances on line of credit	-	10,250
Proceeds from exercise of stock options	620	81
Debt issuance costs	-	(968)
Security deposits	(6)	(5)
Net cash used in financing activities	(31,518)	(30,304)
Effect of exchange rate changes on cash	(10)	(5)
Net change in cash	(495)	8,885
Cash and cash equivalents beginning of period	10,330	5,759
Cash and cash equivalents end of period	$9,835	$14,644
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$816	$1,370
Cash paid for interest	1,483	2,310
Cash paid for income taxes, net of refunds	12,981	1,016

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

The Company is a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States.  The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of September 30, 2016, the Company had 120 stores in 31 states and an on-line retail operation. The Company also has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia, and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10‑Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K. Debt issuance costs presented in the prior year Consolidated Balance Sheet have been reclassified to conform to current year presentation.

Recently Adopted Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that will modify current consolidation guidance. The standard makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are variable interest entities or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of variable interest entities. The standard was effective for the Company as of the beginning of fiscal 2016. The adoption of this new standard did not have a material effect on the Company’s financial statements.

In April 2015, the FASB issued a standard that requires debt issuance costs related to a recognized debt liability be presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted the provisions of this statement in the first quarter of 2016 and prior periods have been retrospectively adjusted.  The adoption of this standard resulted in a $0.1 million reduction of other current assets, net, a $0.3 million reduction of other assets, a $0.3 million reduction of the current portion of long term debt, and a $0.1 million reduction of long term debt in the Consolidated Balance Sheet for the period ended December 31, 2015.

In March 2016, the FASB issued a standard that amends and simplifies the accounting for stock compensation. The guidance addresses various stock compensation aspects including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, among other things. In order to simplify the accounting for stock-based compensation, the Company made a change in accounting policy to account for forfeitures when they occur, and as a result, the Company recognized a $0.7 million cumulative-effect reduction to retained earnings under the modified retrospective approach. During the three months ended September 30, 2016, the Company recognized an adjustment to reduce additional paid-in capital and share-based compensation by $0.1 million to account for current year forfeiture activity.

The Company elected prospective transition for the requirement to classify excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows. The adoption did not have a material impact on the amounts reported in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016. Additionally, the Company will prospectively recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the Consolidated Statement of Operations as a discrete item in the period in which awards vest. The adoption did not have a material impact on the amounts reported in the Consolidated Statement of Operations for the three and nine months ended September 30, 2016.  The Company applied the modified retrospective method to recognize the cumulative effect of previously unrecognized excess tax benefits in opening retained earnings.  The adoption did not have a material impact on the amounts reported in the Consolidated Balance Sheet for the year ended December 31, 2015.  The Company

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

also retrospectively applied the requirement to present employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity in the Consolidated Statement of Cash Flows.  The adoption did not have a material impact on the amounts reported in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in fiscal year 2018 and permits the use of either a retrospective or a cumulative effect transition method. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements.

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

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the Consolidated Balance Sheet.  The standard is effective in 2019, with early adoption permitted. The Company is currently assessing the effect the new standard will have on its consolidated financial statements.

Note 2: Inventories

Inventories are stated at the lower of cost (determined on the weighted average cost method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of September 30, 2016 and December 31, 2015:

	(in thousands)
	September 30,	December 31,
	2016	2015
Finished goods	$52,896	$59,503
Raw materials	2,506	2,681
Finished goods in transit	10,977	7,694
Total	$66,379	$69,878

The Company records provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends.

Note 3: Income taxes

The Company’s effective tax rate on net income before income taxes for the three months ended September 30, 2016 and 2015 was 38.6% and 39.3%, respectively. The Company's effective tax rate on net income before income taxes for the nine months ended September 30, 2016 and 2015 was 39.3% and 41.3%, respectively. The improvement in the effective tax rate in 2016 was due to an increase in incentive stock option exercise activity classified as a disqualifying disposition to the option holder that gives rise to a deduction for the Company.  The Company’s tax rate also benefitted from a decrease in non-deductible incentive stock-based compensation expense in 2016 combined with a reduction in the level of state tax rate changes that triggered unfavorable deferred tax adjustments in 2015. For the three months ended September 30, 2016 and 2015, the Company recorded a provision for income taxes of

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

$2.9 million and $2.4 million, respectively.  For the nine months ended September 30, 2016 and 2015, the Company recorded a provision for income taxes of $11.8 million and $8.4 million, respectively.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of September 30, 2016 and 2015, the Company has not recognized any liabilities for uncertain tax positions nor have interest and penalties related to uncertain tax positions been accrued.

Note 4: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period.

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$4,583	$3,761	$18,190	$11,910
Weighted average basic shares outstanding	51,426,104	51,161,348	51,388,058	51,137,650
Effect of dilutive securities attributable to stock-based awards	503,122	263,631	429,530	116,897
Weighted average diluted shares outstanding	51,929,226	51,424,979	51,817,588	51,254,547
Income per common share:
Basic	$0.09	$0.07	$0.35	$0.23
Dilutive	$0.09	$0.07	$0.35	$0.23
Anti-dilutive securities excluded from earnings per share calculation	347,699	769,778	409,599	1,021,033

Note 5: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	September 30,	December 31,
	2016	2015
Customer deposits	$7,565	$6,026
Accrued wages and salaries	5,629	4,336
Sales return reserve	3,003	2,781
Taxes (other than income taxes)	3,451	3,043
Other accrued liabilities	3,116	3,141
Total other accrued liabilities	$22,764	$19,327

Note 6: Long-term Debt

On June 2, 2015, Holdings and its operating subsidiary, The Tile Shop, LLC,  as well as certain other subsidiaries of Holdings, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The Tile Shop’s leverage ratio. At September 30, 2016 the base interest rate was 4.00% and the LIBOR-based interest rate was 2.03%. Borrowings outstanding consisted of $23.4 million on the term loan as of September 30, 2016. The Company can elect to prepay the term loan without incurring a penalty. Additional borrowings pursuant to the Credit Agreement may be used to support the Company’s growth and for working capital purposes. The Company incurred $1.0 million of debt issuance costs in connection with the Credit Agreement, which will be amortized over the five-year life of the Credit Agreement. Debt issuance costs attributable to the term loan are classified as a reduction of debt in the Consolidated Balance Sheet. Debt issuance costs attributable to the revolving line of credit are classified as assets in the Consolidated Balance Sheet. The term loan requires quarterly principal payments as follows (in thousands):

Period
December 31, 2016 to June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to Holdings or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. The Company was in compliance with the covenants as of September 30, 2016.

Long-term debt, net of debt issuance costs, consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Term note payable - interest at 2.03% and 2.18% at September 30, 2016 and December 31, 2015, respectively	$23,264	$47,022
Commercial bank credit facility	-	8,000
Variable interest rate bonds (0.35% at both September 30, 2016 and December 31, 2015), which mature April 1, 2023, collateralized by buildings and equipment	805	900
Total debt obligations	24,069	55,922
Less: current portion	5,600	4,744
Debt obligations, net of current portion	$18,469	$51,178

Note 7: Fair Value of Financial Instruments

The accompanying Consolidated Financial Statements include the following financial instruments: cash and cash equivalents, trade receivables, accounts payable, accrued expenses, capital leases, notes payable, and debt. At September 30, 2016 and December 31, 2015, the carrying amount of the Company’s cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximated their fair values due to their short-term maturities. The carrying value of the Company’s borrowings and capital lease obligation approximates fair value based upon the market interest rates available to the Company for debt and capital lease obligations with similar risk and maturities.

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

Note 8: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock-based awards at fair value. The financial statements for the three and nine months ended September 30, 2016 and 2015 include compensation cost for the portion of outstanding awards that vested during those periods. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock-based compensation expense related to stock options was $0.6 million and $1.1 million for the three months ended September 30, 2016 and 2015.  Total stock-based compensation expense related to stock options was $2.6 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of September 30, 2016, the Company had outstanding stock options to purchase 2,348,777 shares of common stock at a weighted average exercise price of $13.69.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration other than continued service. Restricted share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. Total stock-based compensation expense related to restricted stock was $0.3 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. Total stock-based compensation expense related to restricted stock was $0.8 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of September 30, 2016, the Company had 98,384 outstanding restricted common shares.

Note 9: New Market Tax Credit

In July 2013, the Company entered into a financing transaction with Chase Community Equity (“Chase”), and U.S. Bank Community, LLC (“U.S. Bank”, and, collectively with Chase, the “investors”) related to a $19.1 million acquisition, rehabilitation and construction of the Company’s new distribution and manufacturing center in Durant, Oklahoma. The investors made a capital contribution to, and Tile Shop Lending made a loan to, Chase New Market Tax Credit, The Tile Shop of Oklahoma Investment Fund, LLC, and The Tile Shop Investment Fund LLC (the “Investment Funds”) under a qualified New Markets Tax Credit (“NMTC”) program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

In July 2013, Tile Shop Lending loaned $13.5 million to the Investment Funds at an interest rate of 1.35% per year and with a maturity of September 30, 2043. The Investment Funds then contributed the loan to certain CDEs, which, in turn, loaned the funds on similar terms to Tile Shop of Oklahoma, LLC, an indirect, wholly-owned subsidiary of Holdings. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by the investors, net of syndication fees) were used to partially fund the new manufacturing and distribution center project.

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

The Company has determined that the financing arrangement with the Investment Funds and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Funds – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; Chase’s and U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Funds, as a VIE, in accordance with the accounting standards for consolidation. Chase’s and U.S. Bank’s contributions of $4.4 million, net of syndication fees, are included in cash and other long-term liabilities in the accompanying Consolidated Balance Sheet. The benefit of this net $4.4 million contribution is recognized as a decrease in depreciation expense as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of September 30, 2016, the balance of the contribution liability was $2.6 million and is classified as other long-term liabilities on the Consolidated Balance Sheet.

Note 10: Commitments and Contingencies

The Company, two of its former executive officers, five of its outside directors, and certain companies affiliated with the directors, are defendants in a consolidated class action brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. v. Tile Shop Holdings, Inc., et al. Several related actions were filed in 2013 and subsequently consolidated. The plaintiffs are three investors who represent classes consisting of (1) all purchasers of Tile Shop common stock between August 22, 2012 and January 28, 2014 (the “class period”), seeking to pursue remedies under the Securities Exchange Act of 1934; and (2) all purchasers of Tile Shop common stock pursuant and/or traceable to the Company’s December 2012 registration statement, seeking to pursue remedies under the Securities Act of 1933. Six firms who were underwriters in the December 2012 secondary public offering are also named as defendants.  The plaintiffs allege that during the class period, defendants failed to disclose certain related party transactions in the Company’s SEC filings and press releases.  The plaintiffs assert claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In addition to attorneys’ fees and costs, the plaintiffs seek to recover damages on behalf of class members.  Discovery has closed, and the parties are in the process of briefing and arguing dispositive motions.

The Company also is a Defendant in three actions brought derivatively on behalf of the Company by three shareholders in the Court of Chancery for the State of Delaware (“Delaware Chancery Court”). Two of the actions were filed in 2015 and then consolidated (the “Consolidated Actions”).   On July 31, 2015, the plaintiff-shareholders in the Consolidated Actions filed a consolidated complaint. The consolidated complaint names as defendants six members of the Company’s Board of Directors and a former employee of the Company. The third action (the “Third Action”) was filed on or about September 28, 2016 against seven members of the Company’s Board of Directors, a former officer, and a former employee.   All of the complaints track many of the same factual allegations as have been made in the above-described federal securities class action. They allege that the defendant-directors and/or officer breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, by engaging in or approving alleged insider trading, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also allege claims for insider trading and/or unjust enrichment. The complaints seek damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. In 2015, the defendants moved to dismiss the Consolidated Actions, or in the alternative, to stay the Consolidated Actions pending resolution of the

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Beaver County Employees’ Retirement Fund action described above.  Subsequently, upon agreement of the parties, the Court entered an Order staying the Consolidated Actions.  Recently the Company moved to dismiss the newly-filed Third Action, or in the alternative, to stay the Third Action until resolution of the Beaver County Employees’ Retirement Fund action described above, or until the Company’s Board of Directors takes action on the demand described below.  That motion has not yet been decided.

By letter dated May 19, 2016, a shareholder of the Company, through his attorney and prior to filing the Third Action, demanded that the Board of Directors investigate alleged breaches of fiduciary duty related to the same matters described above, and take action against certain present and former officers and directors of the Company. The Board of Directors has appointed a committee of two independent directors to investigate and evaluate the matters raised in the demand letter, and to recommend to the Company’s Board of Directors what actions, if any should be taken by the Company with respect to the matters raised in the demand letter.

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

Overview and Recent Trends

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of September 30, 2016, we operated 120 stores in 31 states, with an average size of 21,400 square feet. We also sell our products on our website.

We purchase our tile products and accessories directly from suppliers and manufacture our own setting and maintenance materials, such as thinset, grout, and sealers. We believe that our long-term supplier relationships, together with our design, manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and professionals, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources, and we believe that we are a leading retailer of manufactured and natural stone tiles, accessories, and related materials in the United States.

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened seven new stores during the nine months ended September 30, 2016, including one relocation, while we opened four new stores during the nine months ended September 30, 2015. We plan to open an additional four new stores and relocate one additional store during the remainder of 2016. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill transactions at these new locations.

For the three and nine months ended September 30, 2016, we reported net sales of $78.6 million and $247.5 million, respectively, and income from operations of $7.8 million and $31.3 million respectively. For the three and nine months ended September 30, 2015, we reported net sales of $72.4 million and $221.1 million, respectively, and income from operations of $6.7 million and $22.3 million, respectively. The increase in net sales and income from operations was primarily due to same store sales growth of 5.7% and 9.7% for the three months ended September 30, 2016 and 2015, respectively.

Net cash provided by operating activities was $50.7 million and $51.4 million for the nine months ended September 30, 2016 and 2015, respectively, which was used to fund operations, new store construction activities and debt repayments. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows. As of September 30, 2016, we had cash of $9.8 million and working capital of $37.7 million.

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

Comparable store sales for the three months ended September 30, 2016 increased $4.1 million, compared to the three months ended September 30, 2015.  Comparable store sales for the nine months ended September 30, 2016 increased $19.9 million, compared to the nine months ended September 30, 2015.  The table below sets forth information about our same store sales growth for the three and nine months ended September 30, 2016 and 2015.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Same store sales growth	5.7%	9.7%	9.0%	6.6%

The increase in same store sales growth is primarily attributable to an increase in the volume of transactions, as well as increases in average transaction size. Same store sale amounts include total charges to customers less any actual returns, and the change in the returns provision related to comparable stores. In general, we include a new or relocated store in the comparable store sales calculation on the first day of the 13th full month of operation.

Between October 1, 2015 and September 30, 2016, we opened nine new store locations. Incremental net sales of $2.1 million and $6.6 million occurred in the three and nine months ended September 30, 2016 respectively, from stores not included in the comparable store base.

Cost of Sales Cost of sales consists primarily of material costs, freight, duties, and storage and delivery of product to the customers, as well as costs associated with manufacturing of setting and maintenance materials. For the three months ended September 30, 2016 and 2015, our cost of sales as a percentage of net sales was 29.8% and 30.0%, respectively. The decrease was primarily attributable to decreases in shrink, damage and other inventory control process improvements.  For the nine months ended September 30, 2016 and 2015, our cost of sales as a percentage of net sales was 29.9% and 30.8%  respectively. The decrease was primarily attributable to fewer discounts, improved freight collection, and inventory control process improvements.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses consists of general operating expenses. For the three months ended September 30, 2016 and 2015, our selling, general, and administrative expenses as percentage of net sales were 60.3% and 60.8%, respectively. The decrease was primarily attributable to an increase in same store sales, which outpaced the growth of selling, general, and administrative expenses for the three months ended September 30, 2016.  For the nine months ended September 30, 2016 and 2015, our selling, general, and administrative expenses as a percentage of net sales were 57.5% and 59.1%, respectively.  The decrease was primarily attributable to an increase in same store sales, which outpaced the growth of selling, general, and administrative expense for the nine months ended September 30, 2016.

Provision for Income Taxes We are subject to income tax in the United States as well as in other tax jurisdictions in which we conduct business. Our effective tax rate for the three months ended September 30, 2016 and 2015 was 38.6% and 39.3%, respectively. Our effective tax rate for the nine months ended September 30, 2016 and 2015 was 39.3% and 41.3%, respectively. The improvement in the three and nine months effective tax rate is due to an increase in incentive stock option exercise activity classified as a disqualifying disposition to the option holder that gives rise to a deduction for the Company. The Company’s tax rate also benefitted from a decrease in non-deductible incentive stock-based compensation expense in 2016 combined with a reduction in the level of state tax rate changes that triggered unfavorable deferred tax adjustments in 2015.

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), and adjusting for interest expense, income taxes, depreciation and amortization, stock based compensation expense, and special charges, which consist of shareholder and other litigation costs,  and losses incurred with the renegotiation of debt. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. Free cash flows is calculated by taking net cash provided by operating activities and subtracting net cash used for the purchase of property, plant and equipment. Non-GAAP net income excludes the special charges, which consist of shareholder and other litigation costs, and losses incurred in connection with the renegotiation of debt, and is net of tax.

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

The reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2016 and 2015 is as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$4,583	$3,761	$18,190	$11,910
Interest expense	363	503	1,382	2,101
Income taxes	2,886	2,436	11,793	8,385
Depreciation & amortization	5,770	5,504	16,954	16,597
Special charges(1)	725	162	1,827	952
Stock-based compensation	930	1,583	3,394	4,226
Adjusted EBITDA	$15,257	$13,949	$53,540	$44,171

 (1) Shareholder and other litigation costs.

The reconciliation of free cash flows to net cash provided by operating activities for the three and nine months ended September 30, 2016 and 2015 is as follows:

	(in thousands)
	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$50,678	$51,381
Purchase of property, plant and equipment	(19,645)	(12,196)
Free cash flows	$31,033	$39,185

The reconciliation of Non-GAAP net income to GAAP net income for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
(in thousands, except share and per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP income	$7,469	$4,583	$0.09	$6,197	$3,761	$0.07
Special charges:
Shareholder and other litigation costs	725	445	0.01	162	98	0.00
Non-GAAP income(1)	$8,194	$5,028	$0.10	$6,359	$3,859	$0.08

(1) Amounts may not foot due to rounding.

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
(in thousands, except share and per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP income	$29,983	$18,190	$0.35	$20,295	$11,910	$0.23
Special charges:
Shareholder and other litigation costs	1,827	1,108	0.02	952	558	0.01
Write-off of debt issuance costs	-	-	-	194	115	0.00
Non-GAAP income(1)	$31,810	$19,298	$0.37	$21,441	$12,583	$0.25

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

Results of Operations

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015

	(in thousands)
	2016	% of sales(1)	2015	% of sales
Net sales	$78,559		$72,404
Cost of sales	23,400	29.8%	21,691	30.0%
Gross profit	55,159	70.2%	50,713	70.0%
Selling, general and administrative expenses	47,361	60.3%	44,047	60.8%
Income from operations	7,798	9.9%	6,666	9.2%
Interest expense	(363)	(0.5)%	(503)	(0.6)%
Other income	34	0.0%	34	0.0%
Income before income taxes	7,469	9.5%	6,197	8.6%
Provision for income taxes	(2,886)	(3.7)%	(2,436)	(3.4)%
Net income	$4,583	5.8%	$3,761	5.2%

(1) Amounts may not foot due to rounding.

Net Sales Net sales for the third quarter of 2016 increased $6.2 million, or 8.5%, over the third quarter of 2015. Comparable store sales increased $4.1 million due to an increase in the volume of transactions, as well as an increase in the average transaction size. Net sales for the nine new stores open less than twelve months were $2.1 million during the third quarter of 2016.

Gross profit Gross profit for the third quarter of 2016 increased $4.4 million, or 8.8%, compared to the third quarter of 2015, primarily due to the increase in net sales. The gross margin rate increased from 70.0% for the third quarter of 2015 to 70.2% for the third quarter of 2016. The increase in the gross margin rate was primarily attributable to improvements in shrink, damage, and other inventory control process improvements.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the third quarter of 2016 increased $3.3 million, or 7.5%, compared to the third quarter of 2015. The increase in selling, general, and administrative expenses was primarily due to an increase in occupancy costs of $1.2 million, compensation and benefit costs of $0.6 million, advertising costs of $0.4 million, and shipping and transportation costs of $0.3 million as a result of opening nine new stores during the period from October 1, 2015 through September 30, 2016, and an increase in variable compensation associated with an 5.7% increase in comparable store sales for the third quarter of 2016.    Selling, general, and administrative expenses as a percentage of net sales decreased to 60.3% for the third quarter of 2016 compared to 60.8% for the third quarter of 2015. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily due to a maturing store base that has higher net sales levels, which outpaced the growth of selling, general, and administrative expenses.

Selling, general, and administrative expenses include special charges of $0.7 million and $0.2 million for the third quarter of 2016 and 2015, respectively, which consists of shareholder and other litigation expenses.

Pre-opening Costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the third quarter of 2016 and 2015, we incurred pre-opening costs of $0.2 million and $0.1 million, respectively.

Interest Expense Interest expense decreased $0.1 million for the third quarter of 2016 compared to the third quarter of 2015. The decrease is primarily due to the decrease in the debt balance over the last twelve months.

Provision for Income Taxes Income tax provision increased $0.5 million for the third quarter of 2016 compared to the third quarter of 2015 due to higher income before income taxes in the third quarter of 2016. Our effective tax rate for the third quarter of 2016 and 2015 was 38.6% and 39.3%, respectively. The improvement in the three month effective tax rate is due to an increase in incentive stock option exercise activity classified as a disqualifying disposition to the option holder that gives rise to a deduction for us. Our tax rate also benefitted from a decrease in non-deductible incentive stock-based compensation expense in 2016 combined with a reduction in the level of state tax rate changes that triggered unfavorable deferred tax adjustments in 2015.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

	(in thousands)
	2016	% of sales(1)	2015	% of sales
Net sales	$247,543		$221,073
Cost of sales	73,980	29.9%	68,096	30.8%
Gross profit	173,563	70.1%	152,977	69.2%
Selling, general and administrative expenses	142,300	57.5%	130,678	59.1%
Income from operations	31,263	12.6%	22,299	10.1%
Interest expense	(1,382)	(0.6)%	(2,101)	(0.9)%
Other income	102	0.0%	97	0.0%
Income before income taxes	29,983	12.1%	20,295	9.2%
Provision for income taxes	(11,793)	(4.8)%	(8,385)	(3.8)%
Net income	$18,190	7.3%	$11,910	5.4%

(1) Amounts may not foot due to rounding.

Net Sales Net sales for the nine months ended September 30, 2016 increased $26.5 million, or 12.0%, over the nine months ended September 30, 2015. Comparable store sales increased $19.9 million during the nine months ended September 30, 2016 due to an increase in the volume of transactions, as well as an increase in the average transaction size. Net sales for the nine new stores open less than twelve months were $6.6 million during the nine months ended September 30, 2016.

Gross profit Gross profit for the nine months ended September 30, 2016 increased $20.6 million, or 13.5%, compared to the nine months ended September 30, 2015, primarily due to the increase in net sales. The gross margin rate increased from 69.2% for the nine months ended September 30, 2015 to 70.1% for nine months ended September 30, 2016. The increase in the gross margin rate was primarily attributable to improved collection of customer delivery revenue, a decrease in the level of discounting, and inventory control process improvements.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the nine months ended September 30, 2016 increased $11.6 million, or 8.9%, compared to the nine months ended September 30, 2015. The increase in selling, general, and administrative expenses was primarily due to an increase in compensation and benefit costs of $5.9 million, occupancy costs of $2.5 million, and shipping and transportation costs of $1.2 million as a result of opening nine new stores during the period from October 1, 2015 through September 30, 2016, and an increase in variable compensation associated with a 9.0% increase in comparable store sales for the nine months ended September 30, 2016. Selling, general, and administrative expenses as a percentage of net sales decreased to 57.5% for the nine months ended September 30, 2016 compared to 59.1% for the nine months ended September 30, 2015. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily due to a maturing store base that has higher net sales levels, which outpaced the growth of selling, general, and administrative expenses.

Selling, general, and administrative expenses include special charges of $1.8 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively, which consists of shareholder and other litigation expenses.

Pre-opening Costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses.  In the nine months ended September 30, 2016 and 2015, we incurred pre-opening costs of $0.6 million and $0.3 million, respectively.

Interest Expense Interest expense decreased $0.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease is primarily due to the decrease in the debt balance in 2016.

Provision for Income Taxes Income tax provision increased $3.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to higher income before income taxes in the nine months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2016 and 2015 was 39.3% and 41.3%, respectively. The improvement in the nine month effective tax rate is due to an increase in incentive stock option exercise activity classified as a disqualifying disposition to the option holder that gives rise to a deduction for us. Our tax rate also benefitted from a decrease in non-deductible incentive stock-based compensation expense in 2016 combined with a reduction in the level of state tax rate changes that triggered unfavorable deferred tax adjustments in 2015.

Liquidity and Capital Resources

Our principal uses of liquidity have been investments in working capital and capital expenditures. Our principal sources of liquidity are $9.8 million of cash and cash equivalents at September 30, 2016, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, and general corporate purposes.

On June 2, 2015, we and our operating subsidiary, The Tile Shop, LLC, as well as certain other of our subsidiaries, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (the “Credit Agreement”). The Credit Agreement provides us with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At September 30, 2016 the base interest rate was 4.00% and the LIBOR-based interest rate was 2.03%. Borrowings outstanding were $23.4 million on the term loan as of September 30, 2016. We can elect to prepay the term loan without incurring a penalty. The term loan requires quarterly principal payments as follows (in thousands):

Period
December 31, 2016 to June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. In addition, except with respect to pro rata payments made by The Tile Shop or other subsidiaries to Holdings or any other equity owner of such entity, the Credit Agreement prohibits the payments of cash dividends. We were in compliance with the covenants as of September 30, 2016.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital expenditures paid in the nine months ended September 30, 2016 were $19.6 million. Approximately $13.1 million was for new store build-out, remodels of existing stores, and merchandising projects, and approximately $4.5 million was for our information technology infrastructure in stores. The remainder was for distribution facilities and other general corporate purposes.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. We plan to open an additional four new stores and relocate one additional store during the remainder of 2016.  Total capital expenditures are expected to be approximately $30 million in 2016.

Cash flows

The following table summarizes our cash flow data for the nine months ended September 30, 2016 and 2015.

	(in thousands)
	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$50,678	$51,381
Net cash used in investing activities	(19,645)	(12,187)
Net cash used in financing activities	(31,518)	(30,304)

Operating activities

Cash provided by operating activities during the nine months ended September 30, 2016 was $50.7 million, compared to $51.4 million during the nine months ended September 30, 2015. The decrease is primarily attributable to an $8.6 million decrease in cash flows attributable to the change in income tax receivable/payable balances, partially offset by a $6.3 million increase in net income, compared to the prior year.

Investing activities

Net cash used in investing activities totaled $19.6 million for the nine months ended September 30, 2016, compared to $12.2 million for the nine months ended September 30, 2015. Net cash used in investing activities in each period was primarily for capital purchases for new store build-outs, remodels of existing stores, merchandising projects, information technology in stores, distribution facilities, and other general corporate purposes.

Financing activities

Net cash used in financing activities was $31.5 million for the nine months ended September 30, 2016, compared to $30.3 million for the nine months ended September 30, 2015. Cash used in financing activities during the nine months ended September 30, 2016 was primarily for payments of long-term debt and capital lease obligations of $32.1 million. At September 30, 2016, we were in compliance with our debt covenants. We intend to make principal payments due in future periods using cash from operations.

Cash and cash equivalents totaled $9.8 million at September 30, 2016, versus $10.3 million at December 31, 2015.  The Company had working capital of $37.7 million at September 30, 2016, compared to working capital of $47.5 million at December 31, 2015.

Off-balance sheet arrangements

As of September 30, 2016 and December 31, 2015, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual arrangements

As of September 30, 2016, there were no material changes to our contractual obligations outside the ordinary course of business.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that will modify current consolidation guidance. The standard makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are variable interest entities or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of variable interest entities. The standard was effective for us as of the beginning of fiscal 2016. The adoption of this new standard did not have a material effect on our financial statements.

In April 2015, the FASB issued a standard that requires debt issuance costs related to a recognized debt liability be presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability. We adopted the provisions of this statement in the first quarter of 2016 and prior periods have been retrospectively adjusted.  The adoption of this standard resulted in a $0.1 million reduction of other current assets, net, a $0.3 million reduction of other assets, a $0.3 million reduction of the current portion of long term debt, and a $0.1 million reduction of long term debt in the Consolidated Balance Sheet for the period ended December 31, 2015.

In March 2016, the FASB issued a standard that amends and simplifies the accounting for stock compensation. The guidance addresses various stock compensation aspects including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, among other things. In order to simplify the accounting for stock-based compensation, we made a change in accounting policy to account for forfeitures when they occur, and as a result, we recognized a $0.7 million cumulative-effect reduction to retained earnings under the modified retrospective approach. During the three months ended September 30, 2016, we recognized an adjustment to reduce additional paid-in capital and share-based compensation by $0.1 million to account for current year forfeiture activity.

We elected prospective transition for the requirement to classify excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows. The adoption did not have a material impact on the amounts reported in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016. Additionally, we will prospectively recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the Consolidated Statement of Operations as a discrete item in the period in which awards vest. The adoption did not have a material impact on the amounts reported in the Consolidated Statement of Operations for the three and nine months ended September 30, 2016.  We applied the modified retrospective method to recognize the cumulative effect of previously unrecognized excess tax benefits in opening retained earnings.  The adoption did not have a material impact on the amounts reported in the Consolidated Balance Sheet for the year ended December 31, 2015.  We also retrospectively applied the requirement to present employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity in the Consolidated Statement of Cash Flows.  The adoption did not have a material impact on the amounts reported in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for us in fiscal year 2018 and permits the use of either a retrospective or a cumulative effect transition method. We are currently assessing the impact of implementing the new guidance on our consolidated financial statements.

In August 2014, the FASB issued a standard requiring an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date of the financial statements. The guidance also sets forth a series of disclosures that are required in the event the entity’s management concludes that there is substantial doubt about the entity’s ability to continue as a going concern. The new standard becomes effective for us in the annual financial statements for fiscal 2016 and requires an ongoing evaluation at each interim and annual period thereafter. We are currently assessing the effect the new standard will have on our consolidated financial statements.

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

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the Consolidated Balance Sheet.  The standard is effective in 2019, with early adoption permitted. We are currently assessing the effect the new standard will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016 and have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, two of its former executive officers, five of its outside directors, and certain companies affiliated with the directors, are defendants in a consolidated class action brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. v. Tile Shop Holdings, Inc., et al. Several related actions were filed in 2013 and subsequently consolidated. The plaintiffs are three investors who represent classes consisting of (1) all purchasers of Tile Shop common stock between August 22, 2012 and January 28, 2014 (the “class period”), seeking to pursue remedies under the Securities Exchange Act of 1934; and (2) all purchasers of Tile Shop common stock pursuant and/or traceable to the Company’s December 2012 registration statement, seeking to pursue remedies under the Securities Act of 1933. Six firms who were underwriters in the December 2012 secondary public offering are also named as defendants.  The plaintiffs allege that during the class period, defendants failed to disclose certain related party transactions in the Company’s SEC filings and press releases.  The plaintiffs assert claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In addition to attorneys’ fees and costs, the plaintiffs seek to recover damages on behalf of class members.  Discovery has closed, and the parties are in the process of briefing and arguing dispositive motions.

The Company also is a Defendant in three actions brought derivatively on behalf of the Company by three shareholders in the Court of Chancery for the State of Delaware (“Delaware Chancery Court”). Two of the actions were filed in 2015 and then consolidated (the “Consolidated Actions”).   On July 31, 2015, the plaintiff-shareholders in the Consolidated Actions filed a consolidated complaint. The consolidated complaint names as defendants six members of the Company’s Board of Directors and a former employee of the Company. The third action (the “Third Action”) was filed on or about September 28, 2016 against seven members of the Company’s Board of Directors, a former officer, and a former employee.   All of the complaints track many of the same factual allegations as have been made in the above-described federal securities class action. They allege that the defendant-directors and/or officer breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, by engaging in or approving alleged insider trading, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also allege claims for insider trading and/or unjust enrichment. The complaints seek damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. In 2015, the defendants moved to dismiss the Consolidated Actions, or in the alternative, to stay the Consolidated Actions pending resolution of the Beaver County Employees’ Retirement Fund action described above.  Subsequently, upon agreement of the parties, the Court entered an Order staying the Consolidated Actions.  Recently the Company moved to dismiss the newly-filed Third Action, or in the alternative, to stay the Third Action until resolution of the Beaver County Employees’ Retirement Fund action described above, or until the Company’s Board of Directors takes action on the demand described below.  That motion has not yet been decided.

By letter dated May 19, 2016, a shareholder of the Company, through his attorney and prior to filing the Third Action, demanded that the Board of Directors investigate alleged breaches of fiduciary duty related to the same matters described above, and take action against certain present and former officers and directors of the Company. The Board of Directors has appointed a committee of two independent directors to investigate and evaluate the matters raised in the demand letter, and to recommend to the Company’s Board of Directors what actions, if any should be taken by the Company with respect to the matters raised in the demand letter.

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

TILE SHOP HOLDINGS, INC.

Dated: October 27, 2016	By:	/s/ CHRIS R. HOMEISTER
Chris R. Homeister
Chief Executive Officer

Dated: October 27, 2016	By:	/s/ KIRK L. GEADELMANN
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