Form 10-K
period 2016-12-31
TILE SHOP HOLDINGS, INC.
filed 2017-02-24
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

(763) 852-2950

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately: $756,087,352. For purposes of this calculation, the Company has included any shares held by Nabron International Inc. as shares held by non-affiliates.

As of February 21, 2017, the registrant had 51,609,221 shares of common stock outstanding.

1

TILE SHOP HOLDINGS, INC. FORM 10-K

2

PART I

ITEM 1. BUSINESS

Overview

The Tile Shop was founded in 1985. We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. Our assortment includes over 4,000 products from around the world that consist of natural stone, ceramic, porcelain, glass, cement, wood look, and metal tiles. Natural stone products include marble, granite, quartz, sandstone, travertine, slate, and onyx tiles. The majority of our tile products are sold under our proprietary Rush River and Fired Earth brand names. We purchase our tile products, accessories and tools directly from our network of vendors. We manufacture our own setting and maintenance materials, such as thinset, grout and sealers under our Superior brand name, as well as work with other vendors to manufacture private label products. As of December 31, 2016, we operated 123 stores in 31 states and the District of Columbia, with an average size of approximately 21,100 square feet. We also sell our products on our website.

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

In 2016, we reported net sales and income from operations of $324.2 million and $32.9 million, respectively. Our 2015 and 2014 net sales were $293.0 million and $257.2 million, respectively, and our 2015 and 2014 income from operations was $29.2 million and $21.6 million, respectively. We opened nine new stores and relocated two stores in 2016 and intend to open twelve to fifteen new stores in 2017. As of the end of fiscal years 2016 and 2015, we had total assets of $265.3 million and $245.0 million, respectively.

Organizational History

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company” or “we”) was incorporated in Delaware in June 2012. On August 21, 2012, Holdings consummated the transactions contemplated pursuant to that certain Contribution and Merger Agreement dated as of June 27, 2012, among Holdings, JWC Acquisition Corp., a publicly-held Delaware corporation (“JWCAC”), The Tile Shop, LLC, a privately-held Delaware limited liability company (“The Tile Shop”), and certain other parties. Through a series of transactions, The Tile Shop was contributed to and became a subsidiary of Holdings and Holdings effected a business combination with and became a successor issuer to JWCAC. These transactions are referred to herein as the “Business Combination.”

Competitive Strengths

We believe that the following factors differentiate us from our competitors and position us to continue to grow our specialty retailer business.

Inspiring Customer Experience –  In each store, our products are brought to life by showcasing a broad array of the items we offer in up to 50 different vignettes of bathrooms, kitchens, fireplaces, foyers, and other distinct spaces. Our stores are spacious, well-lit, and organized by product type to simplify our customers’ shopping experience.

Broad Product Assortment at Attractive Prices –  We offer over 4,000 manufactured and natural tile products, setting and maintenance materials, accessories, and tools. We are able to maintain competitive prices by purchasing tile and accessories directly from producers and manufacturing our own setting and maintenance materials.

Customer Service and Satisfaction  – Our sales personnel are highly-trained and knowledgeable about the technical and design aspects of our products. We offer weekly do-it-yourself classes in all of our stores. In addition, we provide one-on-one installation training as required to meet customer needs. We accept returns up to six months following the date of the sale, with no restocking fees.

Worldwide Sourcing Capabilities –  We have long-standing relationships with our tile vendors throughout the world and work with them to design products exclusively for us. We believe that these direct relationships differentiate us from our competitors.

Proprietary Branding  – We sell the majority of our products under our proprietary brand names, which help us to differentiate our products from those of our competitors. We offer products across a range of price points and quality levels that allow us to target discrete market segments and to appeal to diverse groups of customers.

Centralized Distribution System – We service our retail locations from five distribution centers. Our distribution centers, located in Michigan, Oklahoma, New Jersey, Virginia, and Wisconsin, are positioned to cost effectively service our existing stores.

Strategic Plan

Key elements of our strategy include:

Retail Talent Development – We previously made investments to improve our hiring, management and development training practices which have resulted in significant reductions in sales associate turnover and increased our average store manager tenure. The improvements in turnover and store manager tenure have proven to contribute to an increase in comparable store sales and store profitability. We plan to continue placing an emphasis on cultivating talent in our stores through recruiting, training programs and a lucrative career path. We believe the ongoing emphasis placed in these areas will continue to reduce turnover and produce the next generation of store leaders to support our long-term growth plans.

Grow Professional Sales – During 2016, our initiatives focused on the professional customer that resulted in a significant increase in professional customer sales relative to total company sales. The professional customer includes tile contractors, custom home builders and designers. Key elements of this strategy included joining national and local trade organizations, developing marketing strategies, hosting in-store events, enhancing our product assortment of tool products and refining our credit policies. We believe that our value propositions including a six month return policy, no restocking fees, convenient store hours, tiered discounts, product availability, broad assortment, private label setting materials, in-house credit, free design support and job site delivery are un-paralleled in the marketplace. Our professional strategy enables our store associates to develop relationships with professionals in their trade area. Our corporate marketing team supports the stores by developing traffic and “leads” through trade organization memberships, direct marketing, co-hosting events in our showrooms and other forms of digital marketing. We continuously expand our product assortment and merchandising square footage of installation materials and tools to meet the changing and growing needs of our professional customers. We have also implemented training programs and a standard operating processes to assist new store sales associates to quickly and successfully develop revenues from professional customers. Creating awareness and increasing the frequency of professional visits to our stores continue to be important elements of our revenue growth plans in 2017.

Strong Execution of Store Unit Growth – We believe we have exceptional opportunities to continue to add stores in existing markets and expand into new markets. We plan to increase our existing store base by 8 to 12 percent each year over the next several years. The majority of the stores we intend to open in 2017 will be located in existing markets where we will be able to leverage economies of scale in marketing, distribution, and store talent. We also intend to enter at least one new market in 2017. Additionally, we will continue to focus on strategies to further enhance the return on our new store investments by selecting retail spaces that provides us the opportunity to reduce the initial investment to build a new store and, in some cases, the ongoing occupancy costs.

Sales Model

We principally sell our products directly to homeowners and professionals. With regard to individual customers, we believe that due to the average cost and relative infrequency of a tile purchase, many of our individual customers conduct extensive research using multiple channels before making a purchase decision. Our sales strategy emphasizes customer service by providing comprehensive and convenient educational tools on our website and in our stores for our customers to learn about our products and the tile installation process. Our website contains a broad range of information regarding our tile products, setting and maintenance materials, and accessories. Customers can order samples, view catalogs, or purchase products from either our stores or website. In 2016, we introduced our new Digital Design Studio, a dynamic tool that our customers and sales associates can use to design the layout of a bathroom, kitchen, or other room and make various product selections. Customers can choose to have their purchases delivered or picked up at one of our stores. We believe this strategy also positions us well with professional customers who are influenced by the preferences of individual homeowners.

Our stores are designed to emphasize our products in a visually appealing showroom format. Our average store is approximately 21,100 square feet, with a majority of the square footage devoted to the showroom and several thousand square feet of warehouse space, which is used primarily to hold customer orders waiting to be picked up or delivered. Our stores are typically accessible from major roadways and have significant visibility to passing traffic. We can adapt to a range of existing buildings; free-standing or in shopping centers.

Unlike many of our competitors, we devote a substantial portion of our retail store space to showrooms, including samples of our over 4,000 products and up to 50 different vignettes of bathrooms, kitchens, fireplaces, foyers, outdoor living, and other distinct spaces that showcase our products. Our showrooms are designed to provide our customers with a better understanding of how to integrate various types of tile in order to create an attractive presentation in their homes. Many stores are also equipped with a training center designed to teach customers how to properly install tile.

A typical store staff consists of a manager, an assistant manager, sales associates, and a warehouse leader. Our store managers are responsible for store operations and for overseeing our customers’ shopping experience. We offer financing to customers through a branded credit card provided by a third-party consumer finance company.

Marketing

We utilize a variety of marketing strategies and programs to acquire and retain customers, including both consumers and trade professionals. Our advertising primarily consists of digital media, direct marketing including email and postal mail, in store events, and mobile and traditional media vehicles, including newspaper circular/print ads, radio, out of home and video. We continually test and learn from new media and adjust our programs based on performance.

Our e-commerce site, tileshop.com, supports desktop, tablet and mobile devices and is designed for consumers, trade professionals and industry stakeholders to learn about our brand, our value propositions, our product assortment, installation techniques, and to look up our store locations and account information. It hosts our Design Studio, a collaborative platform that enables the creation of customized 3D design renderings to scale, allowing customers to bring their ideas to life. On social media, #TheTileShop provides current and prospective customers a high level of brand engagement and enables customers to share their finished projects in our inspiration gallery. Tileshop.com also serves as a commerce platform for our customers who want to purchase products within or outside of our physical store footprint. Products can be delivered to a job site, home or store location.

Products

We offer a complete assortment of tile products, sourced directly from our vendors, including natural stone, ceramic, porcelain, glass, cement, wood look, and metal tiles. Natural stone products include marble, granite, quartz, sandstone, travertine, slate, and onyx tiles. Our wide assortment of trim pieces, mosaics, pencils, listellos and other unique products encourage our customers to make a fashion statement with their tile project. This also helps us to deliver a high level of customer satisfaction and drive repeat business. We also offer a broad range of setting and maintenance materials, such as thinset, grout, sealers, and accessories, including installation tools, shower and bath shelves, drains, and similar products. We sell most of our products under our proprietary brand names, including Superior Adhesives & Chemicals, Superior Tools & Supplies, Rush River, and Fired Earth. In total, we offer over 4,000 different tile products, setting and maintenance materials and accessory products. The percentage of sales by product category were comprised of the following for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Natural Stone	37%	39%
Ceramic and porcelain	39	35
Setting, maintenance and accessories	24	26
	100%	100%

Manufacturers

We have long-standing relationships with our vendors throughout the world and work with them to design and manufacture products exclusively for us. We believe that these direct relationships differentiate us from our competitors.

We currently purchase tile products from approximately 200 different suppliers. Our top ten tile vendors accounted for 42% of our tile purchases in 2016.  Our largest supplier accounted for approximately 12% of our total purchases in 2016. We believe that alternative and competitive suppliers are available for most of our products. Purchases were made from the following continents for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Asia	47%	49%
Europe (including Turkey)	33	32
North America	17	17
South America	3	2
	100%	100%

Distribution and Order Fulfillment

We take possession of our products in the country of origin and arrange for transportation to our distribution centers located in Michigan, Oklahoma, New Jersey, Virginia and Wisconsin. We also manufacture many of our setting and maintenance materials in Michigan, Oklahoma, Virginia, and Wisconsin. We maintain a large inventory of products in order to quickly fulfill customer orders.

We fulfill customer orders primarily by shipping our products to our stores where customers can either pick them up or arrange for home delivery. Orders placed on our website are shipped directly to customers’ homes from our distribution centers or a local store.

We continue to evaluate logistics alternatives to best serve our retail store base and our customers. We believe that our existing distribution facilities will continue to play an integral role in our growth strategy, and we expect to establish one or more additional distribution centers to support geographic expansion of our retail store base and to support our store growth plans.

Competition

The retail tile market is highly-fragmented. We compete directly with large national home centers that offer a wide range of home improvement products. In addition, we also compete with regional and local specialty retailers of tile, factory-direct stores, a large number of privately-owned, single-site stores, and online only competitors. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl. The barriers of entry into the retail tile industry are relatively low and new or existing tile retailers could enter our markets and increase the competition that we face. Many of our competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied product offerings, and greater financial, technical, and other resources.

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

Employees

As of December 31, 2016, we had 1,448 employees, 1,331 of whom were full-time and none of whom were represented by a union. Of these employees, 1,105 work in our stores, 72 work in corporate, store support, infrastructure or similar functions, and 271 work in distribution and manufacturing facilities. We believe that we have good relations with our employees.

Property and Trademarks

We have registered and unregistered trademarks for all of our brands, including 19 registered trademarks. We regard our intellectual property as having significant value and our brands are an important factor in the marketing of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.

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

Financial Information about Geographic Areas

A majority of our revenues and profits are generated within the United States and nearly all of our long-lived assets are located within the United States as well. In 2014, we opened a sourcing office based in China.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934 and its rules and regulations, as amended (the “1934 Act”). The 1934 Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be read and copied at the SEC Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

We maintain a website at www.tileshop.com, the contents of which are not part of or incorporated by reference into this Annual Report on Form 10-K. We make our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports available on our website, free of charge, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. Our Code of Business Conduct and Ethics, as well as any waivers from and amendments to the Code of Business Conduct and Ethics, are also posted on our website.

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

Our business, financial condition and operating results are dependent on general economic conditions and discretionary spending by our customers, which in turn are also affected by a variety of factors beyond our control. If such conditions deteriorate, our business, financial condition and operating results may be adversely affected.

Our business, financial condition and operating results are affected by general economic conditions and discretionary spending by our customers. Such general economic conditions and discretionary spending are beyond our control and are affected by, among other things:

•	the housing market, including housing turnover and home values;
•	consumer confidence in the economy;
•	unemployment trends;
•	consumer debt levels;
•	consumer credit availability;
•	data security and privacy concerns;
•	energy prices;
•	interest rates and inflation;
•	rates of growth in real disposable personal income;
•	natural disasters and unpredictable weather;
•	tax rates and tax policy; and
•	other matters that influence consumer confidence and spending.

If such conditions deteriorate, our business, financial condition and operating results may be adversely affected. In addition, increasing volatility in financial and capital markets may cause some of the above factors to change with a greater degree of frequency and magnitude than in the past.

Our ability to grow and remain profitable may be limited by direct or indirect competition in the highly-competitive retail tile industry.

The retail tile industry in the United States is highly competitive. Participants in the tile industry compete primarily based on product variety, customer service, store location, and price. There can be no assurance that we will be able to continue to compete favorably with our competitors in these areas. Our store competitors include large national home centers, regional and local specialty retailers of tile, factory direct stores, privately-owned, single-site stores and online-only competitors. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl sheet. In the past, we have faced periods of heightened competition that materially affected our results of operations. Certain of our competitors have greater name recognition, longer operating histories, more varied product offerings, and substantially greater financial and other resources than us. Accordingly, we may face periods of intense competition in the future that could have a material adverse effect on our planned growth and future results of operations. Moreover, the barriers to entry into the retail tile industry are relatively low. New or existing retailers could enter our markets and increase the competition that we face. In addition, manufacturers and vendors of tile and related products, including those whose products we currently sell, could enter the United States retail tile market and start directly competing with us. Competition in existing and new markets may also prevent or delay our ability to gain relative market share. Any of the developments described above could have a material adverse effect on our planned growth and future results of operations.

If we fail to successfully manage the challenges that our planned growth poses or encounter unexpected difficulties during our expansion, our revenues and profitability could be materially adversely affected.

One of our long-term objectives is to increase revenue and profitability through market share gains. Our ability to achieve market share growth, however, is contingent upon our ability to open new stores and achieve operating results in new stores at the same level as our similarly situated current stores. We anticipate opening twelve to fifteen stores in fiscal year 2017. There can be no assurance that we will be able to open stores in new markets at the rate required to achieve market leadership in such markets, identify and obtain favorable store sites, arrange favorable leases for stores, obtain governmental and other third-party consents, permits, and licenses needed to open or operate stores in a timely manner, train and hire a sufficient number of qualified managers for new stores, attract a strong customer base and brand familiarity in new markets, or successfully compete with established retail tile stores in the new markets that we enter. Failure to open new stores in an effective and cost-efficient manner could place us at a competitive disadvantage as compared to retailers who are more adept than us at managing these challenges, which, in turn, could negatively affect our overall operating results.

Our same store sales fluctuate due to a variety of economic, operating, industry and environmental factors and may not be a fair indicator of our overall performance.

Our same store sales have experienced fluctuations, which can be expected to continue. Numerous factors affect our same store sales results, including among others, the timing of new and relocated store openings, the relative proportion of new and relocated stores to mature stores, cannibalization resulting from the opening of new stores in existing markets, changes in advertising and other operating costs, the timing and level of markdowns, changes in our product mix, weather conditions, retail trends, the retail sales environment, economic conditions, inflation, the impact of competition, and our ability to execute our business strategy. As a result, same store sales or operating results may fluctuate, and may cause the price of our securities to fluctuate significantly. Therefore, we believe that period-to-period comparisons of our same store sales may not be a reliable indicator of our future overall operating performance.

We intend to open additional stores in both our existing markets and new markets, which poses both the possibility of diminishing sales by existing stores in our existing markets and the risk of a slow ramp-up period for stores in new markets.

Our expansion strategy includes plans to open twelve to fifteen additional stores primarily in existing markets during 2017. Because our stores typically draw customers from their local areas, additional stores may draw customers away from nearby existing stores and may cause same store sales performance at those existing stores to decline, which may adversely affect our overall operating results. Additionally, stores in new markets typically have a ramp-up period before sales become steady enough for such stores to be profitable. Our ability to open additional stores will be dependent on our ability to promote and/or recruit enough qualified store managers, assistant store managers, and sales associates. The time and effort required to train and supervise a large number of new managers and associates and integrate them into our culture may divert resources from our existing stores. If we are unable to profitably open additional stores in both new and existing markets and limit the adverse impact of those new stores on existing stores, it may reduce our same store sales and overall operating results during the implementation of our expansion strategy.

Our expansion strategy will be dependent upon, and limited by, the availability of adequate capital.

Our expansion strategy will require additional capital for, among other purposes, opening new stores, distribution centers, and manufacturing facilities as well as entering new markets. Such capital expenditures will include researching real estate and consumer markets, leases, inventory, property and equipment costs, integration of new stores and markets into company-wide systems and programs, and other costs associated with new stores and market entry expenses and growth. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. In addition, our credit facility may limit the amount of capital expenditures that we may make annually, depending on our leverage ratio. If we fail to obtain sufficient additional capital in the future or we are unable to make capital expenditures under our credit facility, we could be forced to curtail our expansion strategies by reducing or delaying capital expenditures relating to new stores and new market entry. As a result, there can be no assurance that we will be able to fund our current plans for the opening of new stores or entry into new markets.

If we fail to identify and maintain relationships with a sufficient number of suppliers, our ability to obtain products that meet our high quality standards at attractive prices could be adversely affected.

We purchase flooring and other products directly from suppliers located around the world. However, we do not have long-term contractual supply agreements with our suppliers that obligate them to supply us with products exclusively or at specified quantities or prices. As a result, our current suppliers may decide to sell products to our competitors and may not continue selling products to us. In order to retain the competitive advantage that we believe results from these relationships, we need to continue to identify, develop and maintain relationships with qualified suppliers that can satisfy our high standards for quality and our requirements for flooring and other products in a timely and efficient manner at attractive prices. The need to develop new relationships will be particularly important as we seek to expand our operations and enhance our product offerings in the future. The loss of one or more of our existing suppliers or our inability to develop relationships with new suppliers could reduce our competitiveness, slow our plans for further expansion, and cause our net sales and operating results to be adversely affected.

We source the over 4,000 products that we stock and sell from approximately 200 domestic and international vendors. We source a large number of those products from foreign manufacturers, including 42% of our products from a group of ten suppliers located in Asia, Europe and the United States. Our largest supplier accounted for approximately 12% of our total purchases in 2016. We generally take title to these products sourced from foreign vendors overseas and are responsible for arranging shipment to our distribution centers. Financial instability among key vendors, political instability, trade restrictions, tariffs, currency exchange rates, and transport capacity and costs are beyond our control and could negatively impact our business if they seriously disrupt the movement of products through our supply chain or increased the costs of our products.

If our suppliers do not use ethical business practices or comply with applicable laws and regulations, our reputation could be harmed due to negative publicity and we could be subject to legal risk.

We do not control the operations of our suppliers. Accordingly, we cannot guarantee that our suppliers will comply with applicable environmental and labor laws and regulations or operate in a legal, ethical, and responsible manner. Violation of environmental, labor or other laws by our suppliers or their failure to operate in a legal, ethical, or responsible manner could reduce demand for our products if, as a result of such violation or failure, we attract negative publicity. Further, such conduct could expose us to legal risks as a result of the purchase of products from non-compliant suppliers.

Failure to address product safety concerns could adversely affect our sales and results of operations.

If our products do not meet applicable safety standards or our customers’ expectations regarding safety, we could experience lost sales and increased costs and be exposed to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we sell in our stores comply with all safety standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to private ligation and result in costly product recalls and other liabilities. In addition, negative customer perceptions regarding the safety of the products we sell could cause our customers to purchase from our competitors, resulting in a decrease in our sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our customers.

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

Our success depends on our ability to anticipate and respond to changing trends in the tile industry and consumer demands in a timely manner. If we fail to identify and respond to emerging trends, consumer acceptance of our merchandise and our image with current or potential customers may be harmed, which could reduce our revenues. Additionally, if we misjudge market trends, we may significantly overstock unpopular products and be forced to reduce the sales price of such products, which would have a negative impact on our gross profit and cash flow. Conversely, shortages of products that prove popular could also reduce our revenues.

We depend on a few key employees, and if we lose the services of any of our executive officers, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, and sales personnel. If any of these key employees ceases to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully hire other experienced and qualified key employees cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. As a result, the loss or unavailability of any of our key employees could have a material adverse effect on us.

We have entered into a $125.0 million credit facility. The burden of this additional debt could adversely affect us, make us more vulnerable to adverse economic or industry conditions, and prevent us from fulfilling our debt obligations or from funding our expansion strategy.

We have entered into a credit facility with Fifth Third Bank, Bank of America, N.A., and The Huntington National Bank, for $125.0 million, including a term loan of $50.0 million and a revolving credit facility of $75.0 million. The terms of our credit facility and the burden of the indebtedness incurred thereunder could have serious consequences for us, such as:

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

If we are unable to renew or replace current store leases, or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases is terminated prior to expiration of its stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

We currently lease all of our store locations. Many of our current leases provide us with the unilateral option to renew for several additional rental periods at specific rental rates. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional store locations, could depend on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, or other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

Compliance with laws or changes in existing or new laws and regulations or regulatory enforcement priorities could adversely affect our business.

We must comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently and such changes can impose significant costs and other burdens of compliance on our business and vendors. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affect employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, or environmental issues, or compliance with the Foreign Corrupt Practices Act could have an adverse impact on our financial condition and results of operations. Changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations could increase our cost of doing business.

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

Our results may be affected by the prices of the materials used in the manufacture of tile, setting and maintenance materials, and related accessories that we sell. These prices may fluctuate based on a number of factors beyond our control, including: oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates, and government regulation. In addition, energy costs have fluctuated dramatically in the past and may fluctuate in the future. These fluctuations may result in an increase in our transportation costs for distribution from the manufacturer to our distribution centers and from our regional distribution centers to our retail stores, utility costs for our distribution and manufacturing centers and retail stores, and overall costs to purchase products from our vendors.

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

Our success is due in part to our ability to deliver products quickly to our customers, which requires successful planning and distribution infrastructure, including ordering, transportation and receipt processing, and the ability of suppliers to meet distribution requirements. Our ability to maintain this success depends on the continued identification and implementation of improvements to our planning processes, distribution infrastructure, and supply chain. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant and any failure to maintain, grow, or improve them could adversely affect our operating results. Our business could also be adversely affected if there are delays in product shipments due to freight difficulties, strikes, or other difficulties at our suppliers’ principal transport providers, or otherwise.

Our success depends on the effectiveness of our marketing strategy.

We believe that our growth was achieved in part through the effectiveness of our marketing strategies. Historically, we have used internet, print, and radio advertisements to encourage customers to visit our stores. A significant portion of our advertising was invested to support the opening of new stores and directed at professional customers. While our marketing strategy continues to support our growth strategy and remains focused on professional customers, we have broadened the reach and frequency of our advertising to increase the recognition of our value proposition and the number of customers served. We may need to further increase our marketing expense to support our business strategies in the future. If our marketing strategies fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our net sales and operating results.

Natural disasters, changes in climate and geo-political events could adversely affect our operating results.

The threat or occurrence of one or more natural disasters or other extreme weather events, whether as a result of climate change or otherwise, and the threat or outbreak of terrorism, civil unrest or other hostilities or conflicts could materially adversely affect our financial performance. These events may result in damage to, or destruction or closure of, our stores, distribution centers and other properties. Such events can also adversely affect our work force and prevent employees and customers from reaching our stores and other properties, can modify consumer purchasing patterns and decrease disposable income, and can disrupt or disable portions of our supply chain and distribution network.

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

Our business operations could be disrupted if our information technology systems fail to perform adequately or if we are unable to protect the integrity and security of our customer information.

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

We are, and may become involved in shareholder, consumer, employment, tort or other litigation. We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceedings could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.

The market price of our securities may decline and/or be volatile.

Our common stock price may be volatile and all or part of any investment in our common stock may be lost.

The market price of our common stock could fluctuate significantly. Those fluctuations could be based on various factors in addition to those otherwise described in this report, including:

•	our operating performance and the performance of our competitors;
•	the public’s reaction to our filings with the SEC, our press releases and other public announcements;
•	changes in recommendations or earnings estimates by research analysts who follow us or other companies in our industry;
•	variations in general economic conditions;
•	actions of our current stockholders, including sales of common stock by our directors and executive officers;
•	the arrival or departure of key personnel; and
•	other developments affecting us, our industry or our competitors.

In addition, the stock market may experience significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies but may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company or its performance.

If we discontinue or alter our quarterly dividend program, or if we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be harmed.

The payment of, or continuation of, our quarterly dividend is at the discretion of our Board of Directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends in the United States, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our Board of Directors. Additionally, because our quarterly dividend program requires the use of a moderate portion of our cash flow, our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay quarterly dividends after we have announced our intention to do so, or any changes to our quarterly dividend program, may negatively impact our reputation, our stock price, and investor confidence in us.

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
•

advance notice procedures that stockholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2016, we operated 123 stores located in 31 states and the District of Columbia with an average square footage of approximately 21,100 square feet. The table below sets forth the locations (alphabetically by state) of our 123 stores in operation as of December 31, 2016.

State	Stores	State	Stores	State	Stores	State	Stores
Arkansas	1	Iowa	1	Minnesota	7	Oklahoma	2
Arizona	2	Illinois	11	Missouri	5	Pennsylvania	5
Colorado	3	Indiana	4	North Carolina	4	Rhode Island	1
Connecticut	2	Kansas	2	Nebraska	1	South Carolina	2
Delaware	1	Kentucky	3	New Jersey	6	Tennessee	3
District of Columbia	1	Massachusetts	3	New Mexico	1	Texas	10
Florida	4	Maryland	4	New York	8	Virginia	6
Georgia	3	Michigan	6	Ohio	8	Wisconsin	3
						Total	123

We lease all of our stores. Our approximately 15,000 square foot headquarters in Plymouth, Minnesota is attached to our retail store. We own four regional facilities used for distribution of purchased product and manufacturing of setting and maintenance materials, located in Spring Valley, Wisconsin; Ottawa Lake, Michigan; Ridgeway, Virginia; and Durant, Oklahoma, which consist of 51,000, 271,000, 134,000, and 150,000 square feet, respectively.  We also lease a distribution facility in Dayton, New Jersey that is 103,000 square feet.

We believe that our material property holdings are suitable for our current operations and purposes. We intend to open twelve to fifteen new retail locations in 2017.

ITEM 3. LEGAL PROCEEDINGS

The Company, two of its former executive officers, three of its outside directors, two of its former directors, and certain companies affiliated with the directors, are defendants in a consolidated class action brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. v. Tile Shop Holdings, Inc., et al. Several related actions were filed in 2013 and subsequently consolidated. The plaintiffs are three investors who represent classes consisting of (1) all purchasers of Tile Shop common stock between August 22, 2012 and January 28, 2014 (the “class period”), seeking to pursue remedies under the Securities Exchange Act of 1934; and (2) all purchasers of Tile Shop common stock pursuant and/or traceable to the Company’s December 2012 registration statement, seeking to pursue remedies under the Securities Act of 1933. Six firms who were underwriters in the December 2012 secondary public offering are also named as defendants.  The plaintiffs allege that during the class period, defendants failed to disclose certain related party transactions in the Company’s SEC filings and press releases.  The plaintiffs assert claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In addition to attorneys’ fees and costs, the plaintiffs seek to recover damages on behalf of class members.  Subsequent to December 31, 2016, the parties have entered into a Stipulation of Settlement (“Stipulation”) dated January 13, 2017 to settle all claims.   Pursuant to the Stipulation, $9.5 million will be paid on behalf of all defendants.   The Company has agreed to pay $5.0 million of that amount and the insurance company providing coverage for the initial tier of the Company’s directors and officer’s policy has agreed to pay $4.5 million of the settlement.  The Company and the insurance provider subsequently transferred money to an escrow account that had been established to hold the settlement fund.  The settlement is subject to court approval.  The court has scheduled a hearing on whether to grant final approval of the settlement for May 3, 2017.

The net charge of $5.0 million was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations during the year ended December 31, 2016.  The Company recorded a $9.5 million other current liability and a $4.5 million other current asset in the Consolidated Balance Sheet as of December 31, 2016 to reflect the Company’s obligation to the class and the corresponding receivable from the insurance company. The Company will pursue recovery of this amount as well as other legal fees incurred in connection with this case from its insurance providers who cover losses under the directors and offers policy exceeding the initial tier of coverage.

The Company also is a Defendant in three actions brought derivatively on behalf of the Company by three shareholders in the Court of Chancery for the State of Delaware (“Delaware Chancery Court”). Two of the actions were filed in 2015 and then consolidated (the “Consolidated Actions”).   On July 31, 2015, the plaintiff-shareholders in the Consolidated Actions filed a consolidated complaint. The consolidated complaint names as defendants four current members of the Company’s Board of Directors, two of its former directors, and a former employee of the Company. The third action (the “Third Action”) was filed on or about September 28, 2016

against seven members of the Company’s Board of Directors, a former officer, and a former employee.   All of the complaints track many of the same factual allegations as have been made in the above-described federal securities class action. They allege that the defendant-directors and/or officer breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, by engaging in or approving alleged insider trading, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also allege claims for insider trading and/or unjust enrichment. The complaints seek damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. In 2015, the defendants moved to dismiss the Consolidated Actions, or in the alternative, to stay the Consolidated Actions pending resolution of the Beaver County Employees’ Retirement Fund action described above.  Subsequently, upon agreement of the parties, the Court entered an Order staying the Consolidated Actions.  Recently the Company moved to dismiss the newly-filed Third Action, or in the alternative, to stay the Third Action until resolution of the Beaver County Employees’ Retirement Fund action described above, or until the Company’s Board of Directors takes action on the demand described below.  That motion has not yet been decided.

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

None.

Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol “TTS”. The following table shows the high and low sale prices per share of our common stock as reported on The NASDAQ Stock Market for the periods indicated:

		Common Stock
	Quarter	High	Low
Fiscal 2015	First	$12.55	$6.95
	Second	$15.25	$11.51
	Third	$15.00	$11.32
	Fourth	$17.50	$11.67

Fiscal 2016	First	$16.63	$12.40
	Second	$20.00	$14.53
	Third	$21.05	$15.05
	Fourth	$21.40	$15.95

As of February 21, 2017, we had approximately 34 holders of record of our common stock. This figure does not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

As of February 21, 2017, we had outstanding a total of 51,609,221 shares of common stock. The last reported sales price for our common stock on February 21, 2017 was $18.00.

Dividends

Historically, we have not paid dividends to our stockholders.  On February 14, 2017 the Company declared a $0.05 dividend to stockholders of record as of the close of business on March 14, 2017.  The dividend will be paid on March 24, 2017.  It is our intent to continue to pay quarterly dividends in the future; however, we may suspend or change this program at any time and there can be no guarantee that we will continue to pay dividends in any specific amount or at any specific time.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The graph and table below present the Company’s cumulative total stockholder returns relative to the performance of the S&P SmallCap 600 and the Dow Jones U.S. Furnishings Index for the period commencing August 22, 2012, the date of the Business Combination, and ending December 31, 2016, the last trading day of fiscal 2016. The comparison assumes $100 invested at the close of trading on August 22, 2012 in (i) the Company’s common stock, (ii) the stocks comprising the S&P SmallCap 600, and (iii) the stocks comprising the Dow Jones U.S. Furnishings Index. All values assume that all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end amounts based on the last trading day in each fiscal quarter. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

	Tile Shop Holdings, Inc.	S&P Small Cap 600	Dow Jones U.S. Furnishings Index
August 22, 2012	$100.00	$100.00	$100.00
December 31, 2012	$129.46	$104.15	$114.95
March 31, 2013	$161.62	$116.13	$148.24
June 30, 2013	$222.77	$120.31	$141.74
September 30, 2013	$226.85	$132.82	$150.66
December 31, 2013	$139.00	$145.45	$167.14
March 31, 2014	$118.85	$146.67	$161.37
June 30, 2014	$117.62	$149.24	$169.03
September 30, 2014	$71.15	$138.77	$164.83
December 31, 2014	$68.31	$151.90	$188.82
March 31, 2015	$93.15	$157.39	$210.44
June 30, 2015	$109.15	$157.17	$219.24
September 30, 2015	$92.15	$142.09	$205.78
December 31, 2015	$126.15	$146.80	$207.54
March 31, 2016	$114.69	$150.13	$212.68
June 30, 2016	$152.92	$154.81	$214.45
September 30, 2016	$127.31	$165.41	$212.37
December 31, 2016	$150.38	$183.13	$229.62

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from (i) our audited financial statements included elsewhere in this report as of December 31, 2016 and 2015 and for the years ended December 31, 2016,  2015 and 2014 and (ii) our audited financial statements not included elsewhere in this report as of December 31, 2014 2013 and 2012 and for the years ended December 31, 2012. The following selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	As of December 31, or for the year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Income Data
Net sales	$324,157	$292,987	$257,192	$229,564	$182,650
Cost of sales	97,261	89,377	78,300	68,755	49,626
Gross profit	226,896	203,610	178,892	160,809	133,024
Selling, general and administrative expenses	193,983	174,384	157,316	127,731	94,716
Deferred compensation expense	-	-	-	-	3,897
Income from operations	32,913	29,226	21,576	33,078	34,411
Interest expense	1,715	2,584	3,141	2,581	1,252
Change in fair value of warrants	-	-	-	54,219	82,063
Other income (expense)	141	130	(506)	4	15
Income (loss) before income taxes	31,339	26,772	17,929	(23,718)	(48,889)
Provision for (benefit) from income taxes(1)	12,876	11,076	7,382	11,942	(2,002)
Net income (loss)	$18,463	$15,696	$10,547	$(35,660)	$(46,887)
Earnings per share(1)	$0.36	$0.31	$0.21	$(0.72)	$(1.31)
Weighted average shares outstanding (diluted)	51,880	51,305	51,030	49,600	35,838
Balance Sheet Data
Cash and cash equivalents	$6,067	$10,330	$5,759	$1,761	$2,987
Inventories	74,295	69,878	68,857	67,756	46,890
Total assets	265,273	245,007	252,190	241,642	176,074
Warrant liability	-	-	-	-	95,645
Total debt and capital lease obligations, including current maturities(2)	29,208	56,812	93,264	96,676	74,824
Total stockholders' equity	138,899	115,201	93,695	78,496	(46,130)
Working capital	36,013	47,497	52,468	51,719	35,934
Cash Flow Data
Net cash provided by operating activities	$53,552	$60,264	$47,201	$21,211	$47,222
Net cash used in investing activities	(27,252)	(18,994)	(40,552)	(52,955)	(29,064)
Net cash (used in) provided by financing activities	(30,528)	(36,688)	(2,651)	30,518	(21,454)
Other Selected Financial Data (unaudited)
Adjusted EBITDA(3)	$68,047	$58,420	$47,460	$54,294	$50,634
Adjusted EBITDA margin(3)	21.0%	19.9%	18.5%	23.7%	27.7%
Gross margin(4)	70.0%	69.5%	69.6%	70.0%	72.8%
Operating income margin(5)	10.2%	10.0%	8.4%	14.4%	18.8%
Same stores sales growth(6)	7.6%	7.4%	(0.4)%	12.4%	7.1%
Stores open at end of period	123	114	107	88	68

(1)	Historical amounts do not include pro forma adjustments for income taxes as a result of our change in tax status, which was effective on August 21, 2012 upon consummation of the Business Combination.
(2)

Amounts as of December 31, 2016 and 2015 consist of total debt and capital lease obligations, including current maturities, net of debt issuance costs.  Amounts as of December 31, 2014, 2013, and 2012 include total debt and capital lease obligations, including current maturities.

(3)

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

(4)	Gross margin is gross profit divided by net sales.
(5)	Operating income margin is income from operations divided by net sales.
(6)

Same store sales growth is the percentage change in sales of comparable stores period over period. A store is considered comparable on the first day of the 13th full month of operation. When a store in relocated, it is excluded from the same stores sales growth calculation. Same store sales growth amounts include total charges to customers less any actual returns. Beginning in 2015, we include estimated return provisions and sales allowances in the same store sales calculation. Prior to 2015, we did not include estimated return provisions or sale allowances in the same store sales calculation, as return reserves were calculated on a consolidated level. Same store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses.

Reconciliation of Non-GAAP Adjusted EBITDA to GAAP Net Income (Loss)

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net income (loss)	$18,463	$15,696	$10,547	$(35,660)	$(46,887)
Interest expense	1,715	2,584	3,141	2,581	1,252
Income taxes	12,876	11,076	7,382	11,942	(2,002)
Change in fair value of warrants	-	-	-	54,219	82,063
Depreciation & amortization	23,042	22,236	19,925	14,316	10,530
Deferred compensation expense	-	-	-	-	3,897
Special charges	7,618	1,283	1,848	2,216	400
Stock based compensation	4,333	5,545	4,617	4,680	1,381
Adjusted EBITDA	$68,047	$58,420	$47,460	$54,294	$50,634

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in the Annual Report on Form 10-K. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than are included in the following discussion. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “may,” “might,” “will,” “will likely result,” “should,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “potential,” “continue,” “believes” and similar expressions, although some forward-looking statements are expressed differently. The forward-looking statements in this Form 10-K relate to, among others things, our anticipated new store openings and growth opportunities; our business strengths, competitive advantages and role in our industry and markets; the anticipated benefits of our strategic plan; legal proceedings; our intended future process for determining and assessing compensation; our expectations for the future use of equity incentive plans; our expectations regarding financing arrangements; our expectations with respect to dividend payments; our retail sales and market share expectations; depreciation and amortization expense; supply costs and expectations; costs and adequacy of insurance; our expectations with respect to ongoing compliance with the terms of our credit facility; the effect of regulations on us and our industry and our compliance with such regulations; our expectations regarding the effects of employee recruiting, training and mentoring; and our anticipated revenues, expenses, and capital requirements.

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

Overview

We are a specialty retailer of natural and manufactured stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of December 31, 2016, we operated 123 stores in 31 states and the District of Columbia, with an average size of approximately 21,100 square feet. We also sell our products on our website.

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

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened nine new stores and relocated two stores in the United States in 2016, and plan to open twelve to fifteen stores in 2017. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive increased net sales and income from operations. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill orders at these new locations.

The table below sets forth information about our net sales, operating income and stores opened from 2014 to 2016.

	For the year ended December 31,
	2016	2015	2014
	(in thousands, except store data)
Net sales	$324,157	$292,987	$257,192
Income from operations	$32,913	$29,226	$21,576
New stores opened during period	9	7	19

Net cash provided by operating activities was $53.6 million and $60.3 million for 2016 and 2015, respectively, which was used to fund capital expenditures for opening new stores and daily operations. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows. As of December 31, 2016, we had cash of $6.1 million and working capital of $36.0 million.

We plan to continue to improve customer service by continuing to make investments in our highly-trained staff in existing stores, recruiting and training for new store staff, and leadership development of our market managers, store managers, senior assistant store managers and assistant store managers. We plan to continue to refine and implement a comprehensive strategy to grow our professional customer business. Finally, we plan to increase our existing store base by twelve to fifteen stores during 2017.

Key Components of our Consolidated Statements of Operations

Net Sales –  Net sales represents total charges to customers, net of returns, and includes freight charged to customers. We recognize sales at the time that the customer takes possession of the merchandise or final delivery of the product has occurred. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales tax. The increase in net sales in recent years has been a result of new store openings in 2014,  2015 and 2016, as well as increases in comparable store sales in 2015 and 2016.

The table below sets forth information about our same store sales growth from 2014 to 2016. Same store sales amounts include amounts charged to customers for orders delivered less the value of orders returned. In general, we consider a store comparable on the first day of the 13th full month of operation.

	For the year ended December 31,
	2016	2015	2014
Same store sales growth (decline)	7.6%	7.4%	(0.4)%

Our increase in same store sales growth is primarily attributable to increases in number of orders, as well as increases in average order size. During 2014, the decrease in comparable sales was attributable to several factors including a challenging macroeconomic environment during which time existing home sales decreased, which resulted in a decrease in traffic in our stores. In addition, we experienced higher turnover of store managers and sales associates which also negatively impacted sales during the year. Finally, many of our newly-opened stores were in new markets and we did not have a consistent and disciplined grand-opening marketing plan to drive brand awareness around the time of the grand opening. The same store sales increases in 2015 and 2016 were attributable to the growth in professional customer sales, an increase in marketing effectiveness, a reduction of sales associate turnover, an increase in average manager tenure, and investments made to help improve sales performance at newly opened stores.

We opened nine,  seven, and nineteen new stores in 2016,  2015 and 2014, respectively. We relocated two,  zero, and one store in 2016,  2015 and 2014, respectively. Net sales at new stores are generally lowest in the first few months after a location is opened and generally increase over time. We expect a store’s net sales to increase faster during its first four years of operation than in its later years. Store locations opened in existing markets tend to have higher net sales in the first year of operation than store locations opened in new markets. This is due to increased brand awareness in existing markets and because a portion of such net sales comes from more mature stores in those markets.

Cost of Sales –  Cost of sales consists primarily of material costs, freight, certain shipping and handling costs, duties, delivery of product to customers, shrink, damage, as well as costs associated with manufacturing of setting and maintenance materials.

Gross Profit –  Gross profit is net sales less cost of sales. Gross margin is the percentage determined by dividing gross profit by net sales. In 2016,  2015 and 2014, our gross margin was 70.0%,  69.5%, and 69.6%, respectively. We have been able to maintain relatively stable gross margins as a result of product cost control, moderating our price promotions and training and incenting our store sales associates to ensure the intelligent use of price discounts.

Selling, General and Administrative Expenses –  Payroll costs and occupancy expenses have historically been our most significant selling, general, and administrative expenses. Payroll costs exclude costs associated with manufacturing labor costs and certain handling and receiving costs, as those costs are included in cost of sales. In 2016,  2015, and 2014, our selling, general, and administrative expenses as a percentage of net sales was 59.8%,  59.5% and 61.2%, respectively. Selling, general, and administrative expenses increased as a percentage of net sales in 2016 compared to 2015 due to an increase in special charges. Special charges include costs of $7.6 million, $1.3 million, and $1.8 million for the fiscal years 2016,  2015 and 2014, respectively, which primarily relate to litigation expenses.

Pre-opening Costs –  Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs, occupancy costs and promotional costs. Pre-opening costs are expensed as incurred and recorded in selling, general and administrative expenses.

Income Taxes –  We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rate for fiscal years 2016,  2015 and 2014 was 41.1%,  41.4% and 41.2%, respectively.

Adjusted EBITDA

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and adjusting for interest expense, income taxes, depreciation and amortization, non-cash change in fair value of warrants, deferred compensation expense, stock based compensation expense, and special charges, which consists of equity related transaction costs, litigation and investigation costs, and losses incurred with the renegotiation of debt. Free cash flows is calculated by taking net cash provided by operating activities and subtracting net cash used for the purchase of property, plant and equipment. Non-GAAP net income excludes special charges, which consist of shareholder investigation and other litigation costs, equity related transaction costs, and losses incurred in connection with the renegotiation of debt, and is net of tax.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net income (loss)	$18,463	$15,696	$10,547	$(35,660)	$(46,887)
Interest expense	1,715	2,584	3,141	2,581	1,252
Income taxes	12,876	11,076	7,382	11,942	(2,002)
Change in fair value of warrants	-	-	-	54,219	82,063
Depreciation & amortization	23,042	22,236	19,925	14,316	10,530
Deferred compensation expense	-	-	-	-	3,897
Special charges	7,618	1,283	1,848	2,216	400
Stock based compensation	4,333	5,545	4,617	4,680	1,381
Adjusted EBITDA	$68,047	$58,420	$47,460	$54,294	$50,634

The reconciliation of net cash provided by operating activities to non-GAAP free cash flows for the years ended December 31, 2016,  2015 and 2014 is as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$53,552	$60,264	$47,201
Purchase of property, plant and equipment	(27,256)	(18,994)	(41,229)
Free cash flow	$26,296	$41,270	$5,972

The reconciliation of GAAP income to Non-GAAP income for the years ended December 31, 2016,  2015 and 2014 is as follows:

	Year Ended December 31, 2016
			Per Share
	Pretax	Net of Tax	Amounts
	(in thousands, except per share data)
GAAP income	$31,339	$18,463	$0.36
Special charges:
Shareholder and other litigation costs	7,618	4,632	0.09
Non-GAAP income	$38,957	$23,095	$0.45

	Year Ended December 31, 2015
			Per Share
	Pretax	Net of Tax	Amounts
	(in thousands, except per share data)
GAAP income	$26,772	$15,696	$0.31
Special charges:
Shareholder and other litigation costs	1,283	752	0.01
Write-off of debt issuance costs	194	114	0.00
Non-GAAP income	$28,249	$16,562	$0.32

	Year Ended December 31, 2014
			Per Share
	Pretax	Net of Tax	Amounts
	(in thousands, except per share data)
GAAP income	$17,929	$10,547	$0.21
Special charges:
Shareholder and other litigation costs	1,848	1,086	0.02
Non-GAAP income	$19,777	$11,633	$0.23

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

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

	2016	% of sales	2015	% of sales(1)
	(in thousands)
Net sales	$324,157		$292,987
Cost of sales	97,261	30.0%	89,377	30.5%
Gross profit	226,896	70.0%	203,610	69.5%
Selling, general and administrative expenses	193,983	59.8%	174,384	59.5%
Income from operations	32,913	10.2%	29,226	10.0%
Interest expense	(1,715)	(0.5)%	(2,584)	(0.9)%
Other income	141	0.0%	130	0.0%
Income before income taxes	31,339	9.7%	26,772	9.1%
Provision for income taxes	(12,876)	(4.0)%	(11,076)	(3.8)%
Net income	$18,463	5.7%	$15,696	5.4%

(1) Amounts do not foot due to rounding

Net Sales –  Net sales for fiscal year 2016 increased $31.2 million, or 10.6%, to $324.2 million, compared to fiscal year 2015 as net sales in comparable stores increased $22.1 million and net sales in non-comparable stores increased $9.1 million. Net sales increased primarily due to the 7.6% increase in sales at comparable stores resulting from an increase in professional customer sales, and increases in the number of orders and order size as a result of continued reductions in sales associate turnover, and continued increase in average store manager tenure. The increase in net sales generated by new stores relates to the expansion of our store base by nine locations in fiscal year 2016 and the inclusion of sales for the seven stores that opened in 2015 prior to their inclusion in comparable store sales.

Gross Profit –  Gross profit increased $23.3 million, or 11.4%, for fiscal year 2016 compared to fiscal year 2015 primarily due to the increase in net sales. Gross margin increased to 70.0% for fiscal year 2016, from 69.5% for fiscal year 2015.  The increase in the gross margin was primarily attributable to improved inventory control processes and better collection of revenue at stores for customer deliveries.

Selling, General and Administrative Expenses –  Selling, general, and administrative expenses increased $19.6 million, or 11.2%, in fiscal year 2016 compared to fiscal year 2015. Selling, general, and administrative expenses as a percentage of net sales increased to 59.8% in fiscal year 2016, compared to 59.5% in fiscal year 2015.  The increase included a $6.3 million increase in special charges related to litigation expenses. In addition, selling, general, and administrative expenses also increased due to new store openings and variable compensation expense associated with comparable store revenue growth, which contributed a $6.4 million increase in payroll, $2.3 million increase in rent and occupancy costs, $1.6 million increase in transportation costs and a $0.8 million increase in depreciation.

Selling, general, and administrative expenses include special charges of $7.6 million and $1.3 million for fiscal years 2016 and 2015, respectively, which primarily relate to litigation expenses.

Pre-opening Costs –  Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During fiscal years 2016 and 2015, we recorded pre-opening costs of $0.9 million and $0.5 million, respectively. This difference reflects the opening of nine new stores and two relocations in 2016 versus seven new stores in 2015.

Income from Operations and Operating Margin –  As a result of the increase in net sales discussed above, income from operations increased by $3.7 million, or 12.6%, for fiscal year 2016 compared to fiscal year 2015. Operating margin increased to 10.2% for fiscal year 2016, compared to 10.0% for fiscal year 2015 due to improved sales performance, an increase in gross profit, and strong cost control, partially offset by increased litigation expenses.

Interest Expense –  Interest expense decreased $0.9 million, or 33.6%, for fiscal year 2016 compared to the fiscal year 2015. The decrease is due to the reduction of debt in 2016.

Income before Income Taxes –  Income before income taxes was $31.3 million for fiscal year 2016 compared to $26.8 million for fiscal year 2015.

Provision for Income Taxes –  Income tax provision increased $1.8 million for fiscal year 2016 compared to fiscal year 2015 due to higher taxable income.

Net Income –  Net income increased $2.8 million for fiscal year 2016 compared to fiscal year 2015, primarily due to a comparable store sales increase of 7.6%.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

	2015	% of sales(1)	2014	% of sales
	(in thousands)
Net sales	$292,987		$257,192
Cost of sales	89,377	30.5%	78,300	30.4%
Gross profit	203,610	69.5%	178,892	69.6%
Selling, general and administrative expenses	174,384	59.5%	157,316	61.2%
Income from operations	29,226	10.0%	21,576	8.4%
Interest expense	(2,584)	(0.9)%	(3,141)	(1.2)%
Other income (expense)	130	0.0%	(506)	(0.2)%
Income before income taxes	26,772	9.1%	17,929	7.0%
Provision for income taxes	(11,076)	(3.8)%	(7,382)	(2.9)%
Net income	$15,696	5.4%	$10,547	4.1%

(1) Amounts do not foot due to rounding

Net Sales –  Net sales for fiscal year 2015 increased $35.8 million, or 13.9%, to $293.0 million, compared to fiscal year 2014 as net sales in comparable stores increased $18.9 million and net sales in non-comparable stores increased $16.9 million. Net sales increased primarily due to the 7.4% increase in sales at comparable stores resulting from an increase in professional customer sales, an increase in marketing effectiveness, a decrease in sales associate turnover, and an increase in average store manager tenure. The increase in net sales generated by new stores relates to the expansion of our store base by seven locations in fiscal year 2015 and the inclusion of a full year of sales for the nineteen stores that opened in 2014.

Gross Profit –  Gross profit increased $24.7 million, or 13.8%, for fiscal year 2015 compared to fiscal year 2014 primarily due to the increase in net sales. Gross margin decreased to 69.5% for fiscal year 2015, from 69.6% for fiscal year 2014. The decrease in gross margin can be attributed to a series of pricing tests performed to drive revenue growth during the second quarter of fiscal year 2015 which resulted in a temporary decline in gross margin.

Selling, General and Administrative Expenses –  Selling, general, and administrative expenses increased $17.1 million, or 10.8%, in fiscal year 2015 compared to fiscal year 2014. Selling, general, and administrative expenses as a percentage of net sales decreased to 59.5% in fiscal year 2015, compared to 61.2% in fiscal year 2014. The increase in selling, general, and administrative expenses was primarily due to new store openings, which contributed a $10.0 million increase in payroll, $4.2 million increase in rent and occupancy costs, and a $2.3 million increase in depreciation.

Selling, general, and administrative expenses include special charges of $1.3 million and $1.8 million for fiscal years 2015 and 2014, respectively, which primarily relate to litigation and investigation costs.

Pre-opening Costs –  Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During fiscal years 2015 and 2014, we recorded pre-opening costs of $0.5 million and $1.5 million, respectively. The decrease in pre-opening costs was due to a decrease in the number of stores opened in 2015 versus 2014.

Income from Operations and Operating Margin –  As a result of the increase in net sales discussed above, income from operations increased by $7.7 million, or 35.5%, for fiscal year 2015 compared to fiscal year 2014. Operating margin increased to 10.0% for fiscal year 2015, compared to 8.4% for fiscal year 2014 due to improved sales performance and cost control.

Interest Expense –  Interest expense decreased $0.6 million, or 17.7%, for fiscal year 2015 compared to the fiscal year 2014. The decrease is due to the reduction of debt in 2015.

Income before Income Taxes –  Income before income taxes was $26.8 million for fiscal year 2015 compared to $17.9 million for fiscal year 2014. The increase was principally due to a 7.4% increase in sales at comparable stores.

Provision for  Income Taxes –  Income tax provision increased $3.7 million for fiscal year 2015 compared to fiscal year 2014 due to higher taxable income.

Net Income –  Net income increased $5.1 million for fiscal year 2015, compared to fiscal year 2014, due to a comparable store sales increase of 7.4%.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $6.1 million of cash and cash equivalents at December 31, 2016, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, and general corporate purposes. We also recently approved the establishment of a regular quarterly dividend that will enable us to return excess cash to stockholders. Future dividend payments are subject to the approval of the Board of Directors each quarter.

On June 2, 2015, we, and our operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (as subsequently amended, the “Credit Agreement”). On December 9, 2016, the Credit Agreement was amended to permit an additional New Markets Tax Credit Financing arrangement and on February 10, 2017, the Credit Agreement was amended to permit us to make certain dividend payments. The Credit Agreement provides us with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of our assets, including but not limited to inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on our leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on our leverage ratio. At December 31, 2016 the base interest rate was 4.25% and the LIBOR-based interest rate was 2.27%. Borrowings outstanding consisted of $10.0 million on the revolving line of credit and $17.7 million on the term loan as of December 31, 2016.  There was $65.0 million available for borrowing on the revolving line of credit as of December 31, 2016.  To the extent we have an outstanding balance on our term loan, the credit agreement requires quarterly principal payments as follows (in thousands):

Period
March 31, 2017 to June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. We were in compliance with the covenants as of December 31, 2016.

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

We have a standby letter of credit outstanding related to our workers compensation insurance policy. As of December 31, 2016 and 2015, the standby letter of credit totaled $1.1 million and $0.9 million, respectively.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital Expenditures

Capital expenditures in 2016,  2015 and 2014 were $27.3 million,  $19.0 million and $41.2 million, respectively. During fiscal 2016, $16.2 million was for new store build-out and remodels of existing stores, $6.9 million was for our information technology infrastructure in stores,  $4.2 million was for investments in our distribution and manufacturing facilities, and the remainder was for general corporate purposes. During fiscal 2015, $15.6 million was for new store build-out and remodels of existing stores, $1.2 million was for investments in our distribution and manufacturing facilities, and the remainder was for general corporate purposes. During fiscal 2014, $36.3 million was for new store build-out and remodels of existing stores, $2.9 million was for expansion of our distribution and manufacturing facilities, and the remainder was for general corporate purposes.

Capital expenditures increased in 2016 compared to 2015 primarily due to an increase in the number of stores opened during 2016. Capital expenditures decreased in 2015 compared to 2014 due to a decrease in the number of stores opened during 2015.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the United States economy, as well as the local economies in the markets in which our stores are located. We intend to open twelve to fifteen stores during 2017. Total capital expenditures are expected to be between $30 million and $35 million in 2017.

Cash Flows

The following table summarizes our cash flow data for the years ended December 31, 2016,  2015 and 2014.

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$53,552	$60,264	$47,201
Net cash used in investing activities	(27,252)	(18,994)	(40,552)
Net cash used in financing activities	(30,528)	(36,688)	(2,651)

Operating Activities

Cash flows from operating activities provide us with a significant source of liquidity. Net cash provided by operating activities was $53.6 million, $60.3 million, and $47.2 million in 2016,  2015 and 2014, respectively. Cash flows provided by operating activities in 2016 relate to current year earnings, plus non-cash expenses, including depreciation, and a net changes in working capital. The decrease in operating cash flows in 2016 compared to 2015 was primarily the result of increased inventory purchases during 2016 primarily associated with sales growth. The increase in operating cash flows in 2015 compared to 2014 was primarily driven by an increase in net income as well as improved management of working capital.

Investing Activities

Net cash used in investing activities was $27.3 million, $19.0 million and $40.6 million in 2016,  2015 and 2014, respectively. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures and equipment, building improvements and leasehold improvements for stores opened or remodeled,  routine capital purchases of computer hardware and software, and investments in distribution centers.

Financing Activities

Net cash used in financing activities was  $30.5 million, $36.7 million and $2.7 million in 2016,  2015 and 2014, respectively. Cash used in financing activities during 2016 was primarily for payments of long-term debt and capital leases obligations of $37.8 million, partially offset by net proceeds from long-term debt of $10.0 million.  Cash used in financing activities during 2015 was primarily for payments of long-term debt and capital lease obligations of $124.0 million, partially offset by net proceeds from long-term debt of $88.0 million. Cash used in financing activities during 2014 was primarily for payments of long-term debt and capital leases.

Off-balance Sheet Arrangements

As of December 31, 2016 and 2015, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Arrangements

The following table summarizes certain of our contractual obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	5+ Years
	(in thousands)
Long-term debt including principal and interest (1)	$29,598	$6,926	$12,057	$10,357	$258
Operating lease obligations (2)	521,217	29,722	61,317	61,463	368,715
Capital lease obligations (3)	1,163	211	431	431	90
Total contractual obligations	$551,978	$36,859	$73,805	$72,251	$369,063

(1)

Includes total interest of $1.1 million, comprised of $0.6 million of interest for the period of less than 1 year, $0.4 million of interest for the period of 1 – 3 years, $0.1 million of interest for the period of 4 – 5 years, and $0.0 million of interest for the period of 5+ years.

(2)	Includes the base or current renewal period for our operating leases, which contain varying renewal provisions.
(3)

Includes total interest of $0.4 million, comprised of $0.1 million of interest for the period of less than 1 year, $0.2 million of interest for the period of 1 – 3 years, $0.1 million of interest for the period of 4 – 5 years, and $0.0 million of interest for the period of 5+ years.

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

Inventory Valuation and Shrinkage

Our inventory consists of manufactured items and purchased merchandise held for resale. Inventories are stated at the lower of cost (determined using the weighted-average cost method) or market. We capitalize the cost of inbound freight, duties and receiving and handling costs to bring purchased materials into our distribution network. The labor and overhead costs incurred in connection with the production process are included in the value of manufactured finished goods. We provide provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. These estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sale through and changes in actual shrinkage trends. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate our inventory provisions. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material.

Stock based Compensation

We estimate the fair value of each option grant using the Black Scholes option pricing model. The valuation of stock options is a significant accounting estimate that requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. We make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. The computation of the expected volatility assumptions used in the option valuation models was based on our historical volatilities. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The expected dividend yield was zero for all stock options granted prior to December 31, 2016 based on the fact that, at that time, we had not paid dividends, and we did not have a plan to pay dividends in the future. To the extent that actual outcomes differ from our assumptions, we are not required to true up grant-date fair value-based expense to final intrinsic values. However, historical data has a significant bearing on our forward-looking assumptions. Significant variances between actual and predicted experience could lead to prospective revisions in our assumptions, which could then significantly impact the year-over-year comparability of stock based compensation expense.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued a standard requiring an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date of the financial statements. The guidance also sets forth a series of disclosures that are required in the event the entity’s management concludes that there is substantial doubt about the entity’s ability to continue as a going concern. The adoption of this new standard did not have a material effect on our financial statements.

In February 2015, the FASB issued a new accounting standard that modifies current consolidation guidance. The standard makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are variable interest entities or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of variable interest entities. This standard was effective for us as of the beginning of fiscal 2016. The adoption of this new standard did not have a material effect on our financial statements.

In April 2015, the FASB issued a standard that requires debt issuance costs related to a recognized debt liability to be presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability. We adopted the provisions of this statement in the first quarter of 2016 and prior periods have been retrospectively adjusted.  The adoption of this standard resulted in a $0.1 million reduction of other current assets, net, a $0.3 million reduction of other assets, a $0.3 million reduction of the current portion of long-term debt, and a $0.1 million reduction of long-term debt in the Consolidated Balance Sheet for the period ended December 31, 2015.

In March 2016, the FASB issued a standard that amends and simplifies the accounting for stock compensation. The guidance addresses various stock compensation aspects including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, among other things. In order to simplify the accounting for stock based compensation, we made a change in accounting policy to account for forfeitures when they occur, and as a result, we recognized a $0.5 million cumulative-effect reduction to retained earnings under the modified retrospective approach. During the third quarter of 2016, we recognized an adjustment to reduce additional paid-in capital and share based compensation by $0.1 million to account for current year forfeiture activity. We elected prospective transition for the requirement to classify excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows. The adoption did not have a material impact on the amounts reported in the Consolidated Statement of Cash Flows for the year ended December 31, 2016. Additionally, we will prospectively recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the Consolidated Statement of Operations as a discrete item in the period in which awards vest. The adoption did not have a material impact on the amounts reported in the Consolidated Statement of Operations for the year ended December 31, 2016.  We applied the modified retrospective method to recognize the cumulative effect of previously unrecognized excess tax benefits in opening retained earnings.  The adoption did not have a material impact on the amounts reported in the Consolidated Balance Sheet for the year ended December 31, 2015.  We also retrospectively applied the requirement to present employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity in the Consolidated Statement of Cash Flows.  The adoption did not have a material impact on the amounts reported in the Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a final standard on revenue from contracts with customers. This new standard introduces a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts either proportionally in earnings as redemptions occur or when redemption is remote.  We continue to assess the impacts of this standard, including evaluating if our current polices to account for samples, gift cards, and sales returns will change under the new standard.  As we finalize our assessment, we will take steps to define our accounting policies under the new standard, establish new processes and controls when warranted, and ensure these processes are designed to capture the information necessary to conform to the transitional disclosure requirements.  The standard is effective for us in fiscal 2018 and provides for either full retrospective adoption or modified retrospective adoption by which the cumulative effect of the change is recognized in retained earnings at the date of initial application.  We have elected to adopt this standard using the modified retrospective approach.

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

In August 2016, the FASB issued an accounting standards update with new guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in the standards update provide guidance on eight specific cash flow issues. The standards update is effective retrospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the effect the new standard will have on our consolidated financial statements.

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance should be applied retrospectively after adoption. Restricted cash and long-term restricted cash balances were $3.0 million and $3.9 million, respectively, as of December 31, 2016.  Upon adopting the new standard, we anticipate that the fluctuations in the restricted cash and long-term restricted cash balances will impact our statement of cash flows.

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

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operation. We are also exposed to interest rate risk in connection with borrowings under our credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.00%, depending on our leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on our leverage ratio. The base rate was 4.25% at December 31, 2016. Based upon balances and interest rates as of December 31, 2016, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.3 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.3 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our subsidiary based in China and on the purchase of goods in Chinese yuan. Purchases made in Chinese yuan were less than 10% of our total inventory purchases in both 2016 and 2015. Our exposure to foreign currency rate fluctuations is not significant to our financial condition or results of operations.

We currently do not engage in any exchange rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in these transactions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the reports of the independent registered public accounting firm, listed under Item 15 “Exhibits, Financial Statement Schedules,” are included as a separate section of this Annual Report on Form 10-K beginning on page 57  and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the period covered by this report and concluded that our disclosure controls and procedures were effective as of the period covered by this report. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (“COSO”). Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young, LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2016. See “Item 8. Consolidated Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The following table provides information about our executive officers, including their ages, as of the date of this Form 10-K.

Name	Age	Position
Chris R. Homeister	48	Chief Executive Officer and President, Director
Kirk L. Geadelmann	48	Chief Financial Officer
Joseph Kinder	51	Senior Vice President – Operations
Carl Randazzo	52	Senior Vice President – Real Estate and Development

Chris R. Homeister has been our President, Chief Executive Officer and a Director since January 1, 2015. From October 2013 through December 2014, Mr. Homeister was our Chief Operating Officer. From May 2012 through September 2013, Mr. Homeister was Chief Executive Officer and founder of Homeister Ventures LLC, a provider of consulting services for private equity, venture capital, retail, and consumer electronics firms. Prior thereto, from June 2009 through April 2012, Mr. Homeister served as Senior Vice President and General Manager of Best Buy Co., Inc.’s Entertainment Business Group, where he was responsible for all elements and the management of the business unit. From April 2005 to May 2009, he held various roles at Best Buy, including Senior Vice President of Digital Merchandising and Strategic Planning; Vice President of Merchandising, Mobile Electronics and Computing. Prior to Best Buy, Mr. Homeister held management positions at Gateway, Inc. and Amoco Oil Company. Mr. Homeister earned an M.B.A. from the University of Notre Dame and a B.B.A. in Finance from the University of Iowa. We believe Mr. Homeister is qualified to serve as a director because, as our Chief Executive Officer, he is familiar with our business and industry and is most capable of effectively identifying strategic priorities and leading the execution of strategy. Additionally, his past experience in leading global sourcing, merchandising, and retail expansion will benefit us as we execute our strategic plan.

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

Carl Randazzo has been our Senior Vice President — Real Estate and Development since March 2016. Previously, Mr. Randazzo served as Senior Vice President – Retail from June 2012 to February 2016, The Tile Shop’s National Sales Manager from October 2006 until June 2012, as a Regional Sales Manager for The Tile Shop from June 2004 to October 2006, as a Store Manager for The Tile Shop from April 1994 to June 2004, and as a sales person at The Tile Shop from October 1992 to April 1994. Mr. Randazzo holds a B.S. in Economics from Arizona State University.

Directors

The following table provides information about our directors, including their ages, as of the date of this Form 10-K.

Name	Age	Position
Class I Directors:
Chris R. Homeister	48	Chief Executive Officer and President; Director
Peter J. Jacullo III(1)(2)	61	Director
Class II Directors:
Peter H. Kamin(1)(3)	54	Director; Chairman of the Board
Todd Krasnow(2)(3)	59	Director
Philip B. Livingston(1)	59	Director
Class III Directors:
Christopher T. Cook(3)	47	Director
Robert A. Rucker	64	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Peter H. Kamin has served as a member of our Board since August 2012. Previously, Mr. Kamin served as a member of The Tile Shop’s board of managers from January 2012 to August 2012. Mr. Kamin is the founder of 3K Limited Partnership, an investment fund, and has served as its Managing Partner since January 2012. For the eleven years preceding the formation of 3K Limited Partnership, Mr. Kamin was a founding member and Managing Partner of ValueAct Capital. ValueAct Capital grew into a leading investment management organization during Mr. Kamin’s tenure. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P. Peak was a limited partnership, organized to make investments in a select number of domestic public and private companies. Since May 2012, Mr. Kamin has been a director and member of the governance committee of MAM Software Group, Inc., a publicly-traded provider of business automation and ecommerce solutions for the automotive aftermarket. Mr. Kamin is also a director of several privately-held companies. Mr. Kamin previously served as a director of Ambassadors Group, Inc. from May 2012 to September 2015, of Rand Worldwide, Inc. from April 2012 to June 2015, of Adesa, Inc. from April 2007 to December 2011, and of Seitel, Inc. from February 2007 to December 2011, as well as previously serving as a director of several privately held companies. Mr. Kamin holds a B.A. in Economics from Tufts University and an M.B.A. from the Harvard University Graduate School of Business. Mr. Kamin is a trustee of Tufts University. We believe that Mr. Kamin is qualified to serve on our Board due to his significant experience as a director of publicly-traded companies and his substantial experience as an investor.

Todd Krasnow has served as a member of our Board since August 2012. Previously, Mr. Krasnow served as a member of The Tile Shop’s board of managers from January 2012 to August 2012. Mr. Krasnow has served as the president of Cobbs Capital, Inc., a private consulting company, since January 2005, and as marketing domain expert with Highland Consumer Fund, a venture capital firm, since June 2007. Previously, Mr. Krasnow was the chairman of Zoots, Inc., a dry cleaning company from June 2003 to January 2008 and chief executive officer of Zoots, Inc. from February 1998 to June 2003. He served as the executive vice president of sales and marketing of Staples, Inc. from May 1993 to January 1998 and in other sales and marketing positions for Staples, Inc. from March 1986 to May 1993. Mr. Krasnow is a director of Carbonite, a leading cloud back-up and recovery company, and is chairman of Carbonite’s compensation committee. Mr. Krasnow is also a director of Ecentria, a privately held online marketer of optical, outdoor, and camping gear, and Bakkavor, a UK-based, privately owned, maker of fresh prepared meals. Mr. Krasnow holds an M.B.A. from the Harvard University Graduate School of Business and an A.B. in Chemistry from Cornell University. We believe that Mr. Krasnow is qualified to serve on our Board due to his operating and management experience and his expertise in sales and marketing.

Philip B. Livingston has served as a member of our Board since August 2016.  From March 2016 to August 2016, Mr. Livingston served as part-time Chief Operating Officer of UASUSA, LLC, a manufacturer of unmanned aircraft systems based in Longmont, Colorado. Mr. Livingston served as Chief Executive Officer and a director of Ambassadors Group, Inc., a provider of educational travel experiences and online educational research materials, from May 2014 to October 2015. Prior to joining Ambassadors Group, Mr. Livingston served as Chief Executive Officer of LexisNexis Web Based Marketing Solutions, a provider of software applications and marketing services for the legal industry, until October 2013. He joined LexisNexis in April 2009 as Senior Vice President of Practice Management and served in executive management positions from April 2009 to October 2013. Previously, Mr. Livingston served as Chief Financial Officer for a number of companies, including World Wrestling Entertainment, Inc., from 2003 to 2005, Catalina Marketing Corporation, from 1995 to 1998, and Celestial Seasonings, Inc., from 1993 to 1995.  From 1999 to 2003, he served as President of Financial Executives International, one of the leading professional associations of chief financial officers and controllers. In that role, he led the organization’s support of regulatory and corporate governance reforms culminating in the Sarbanes-Oxley Act. Mr. Livingston currently serves as a director of Rand Worldwide, Inc., an operator of technology and professional services providers to the engineering community, since November 2014, and Ambassadors Group, since May 2014. He previously served as a director of SITO Mobile Ltd., a mobile advertising company, from November 2014 to February 2016 and Nexsan Technologies, Inc., a provider of secondary storage devices and archival compliance software that was acquired by Imation Corp., from 2007 to December 2012.  He is a current member of the National Association of Corporate Directors and the American Institute of CPAs (AICPA). Mr. Livingston earned a B.A. in Business Management and a B.S. in Government and Politics from the University of Maryland and an M.B.A. in Finance and Accounting from the University of California, Berkeley. We believe that Mr. Livingston is qualified to serve on our Board due to his significant experience in business and finance and his substantial experience as a director of a variety of public and private companies.

Christopher T. Cook has served as a member of our Board since September 2014. Mr. Cook founded Sleep Experts, a Texas chain of mattress retail stores, and served as its Chief Executive Officer from 2004 until its acquisition by Mattress Firm in April 2014. Mr. Cook continued to serve as a strategy consultant to the Mattress Firm executive team until April 2016. Mr. Cook was also on the founding team of SiteStuff, a venture-backed e-commerce company and served as its Executive Vice President of Business Development until 2003. He currently serves as an advisor to the Family Place of Dallas. He is currently a member of the Young Presidents’ Organization. Mr. Cook has a B.B.A. in Finance from SMU Cox School of Business in Dallas, Texas. We believe that Mr. Cook is qualified to serve on our Board due to his in-depth involvement in founding and leading a company in the consumer retail industry and his experience creating scalable sales culture and scalable systems.

Robert A. Rucker has served as a member of our Board since June 2012 and was our Chief Executive Officer and President from June 2012 until December 2014. Previously, Mr. Rucker served as The Tile Shop’s Chief Executive Officer and President and as a member of its board of managers. Mr. Rucker holds a B.E.S. in Psychology and History from the University of Minnesota. We believe that Mr. Rucker is qualified to serve on our Board based on his historical knowledge of The Tile Shop as its founder.

In accordance with our Certificate of Incorporation, our Board of Directors (the “Board”) is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Except as otherwise provided by law and subject to the rights of any class or series of preferred stock, vacancies on our Board (including a vacancy created by an increase in the size of the Board) may be filled only by the affirmative vote of a majority of the remaining directors. A director elected by the Board to fill a vacancy (other than a vacancy created by an increase in the size of the Board) serves for the unexpired term of such director’s predecessor in office and until such director’s successor is elected and qualified. A director appointed to fill a position resulting from an increase in the size of the Board serves until the next annual meeting of stockholders at which the class of directors to which such director is assigned by the Board is to be elected by stockholders and until such director’s successor is elected and qualified. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Our directors are divided among the three classes as follows:

•	The Class I directors are Messrs. Homeister and Jacullo, with terms expiring at the annual meeting of stockholders to be held in 2019;
•	The Class II directors are Messrs. Kamin, Krasnow and Livingston, with terms expiring at the annual meeting of stockholders to be held in 2017; and
•	The Class III directors are Messrs. Cook and Rucker, with terms expiring at the annual meeting of stockholders to be held in 2018.

Our Board met four times between January 1, 2016 and December 31, 2016. Each director attended at least 75% of the meetings of the Board and of any committee of the Board on which such director served that were held between January 1, 2016 and December 31, 2016.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

In October 2011, Joseph Kinder, our Senior Vice President – Operations, was involved in a domestic dispute. Mr. Kinder pled guilty to a charge of contributing to the need for child protection or services, which was deemed a misdemeanor.

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

To our knowledge, based on a review of the copies of such reports furnished to us, our executive officers, directors and greater than ten percent stockholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2016.

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

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process, the audit of our financial statements, the audit of internal controls over financial reporting and other information included in documents containing the audited financial statements. Among other matters, the Audit Committee evaluates our independent auditors’ qualifications and independence (as required under Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 16, Communications with Audit Committees (AS 16)), receives from the independent auditors written disclosures regarding the auditors independence required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and discusses with the independent auditors, the independent auditor’s independence. The Audit Committee also determines the engagement, retention, and compensation of the independent auditors; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements, including the disclosures in our annual and quarterly reports to be filed with the SEC; assesses the performance of the independent auditors; approves the retention of the independent auditors to perform any proposed permissible non-audit services; reviews our risk assessment and risk management processes; establishes procedures for receiving, retaining, and investigating complaints received by us regarding accounting, internal accounting controls, or audit matters; monitors the rotation of partners of the independent auditors on our engagement team as required by law; reviews our critical accounting policies and estimates; and oversees any internal audit function. Additionally, the Audit Committee reviews and approves related person transactions and reviews and evaluates, on an annual basis, the Audit Committee charter and performance. Our independent registered public accounting firm and management each periodically meet privately with our Audit Committee.

The Audit Committee has recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2016 for filing with the SEC.

The current members of our Audit Committee are Messrs. Jacullo, Kamin, and Livingston, with Mr. Livingston serving as the chair of the Audit Committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our Board has determined that Mr. Livingston is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. A description of Mr. Livingston’s experience is set forth above under “Directors.” Messrs. Jacullo, Kamin, and Livingston are independent directors as defined under the applicable rules and regulations of the SEC, NASDAQ and PCAOB. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ, and which is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Governance Documents” heading. The Audit Committee met eight times between January 1, 2016 and December 31, 2016.

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

The current members of our Compensation Committee are Messrs. Jacullo and Krasnow, with Mr. Krasnow serving as the chair of the Compensation Committee. All of the members of our Compensation Committee are independent under the applicable rules and regulations of the SEC, NASDAQ and Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ, and which is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Governance Documents” heading. The Compensation Committee met five times between January 1, 2016 and December 31, 2016.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee (the “Nominating Committee”) is responsible for making recommendations regarding corporate governance; identification, evaluation and nomination of candidates for directorships; and the structure and composition of our Board and committees thereof. In addition, the Nominating Committee oversees our corporate governance guidelines; approves our committee charters; oversees compliance with our Code of Business Conduct and Ethics; contributes to succession planning; reviews actual and potential conflicts of interest of our directors and officers other than related person transactions reviewed by the Audit Committee; and oversees the Board self-evaluation process. Additionally, the Nominating Committee reviews and evaluates, on an annual basis, the Nominating Committee charter and performance.

The current members of our Nominating Committee are Messrs. Cook, Kamin and Krasnow, with Mr. Cook serving as the chair of the Nominating Committee. All of the members of our Nominating Committee are independent under the applicable rules and regulations of NASDAQ. The Nominating Committee operates under a written charter, which is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Governance Documents” heading. The Nominating Committee met four times between January 1, 2016 and December 31, 2016.

DIRECTOR RECOMMENDATION AND NOMINATION PROCESS

The Nominating Committee considers the following criteria, among other criteria that it deems appropriate, in recommending candidates for service on the Board:

•	Personal and professional integrity;
•

Experience in corporate management, such as service as an officer of a publicly held company and a general understanding of marketing, finance and other elements relevant to the success of a publicly held company;

•	Experience in our industry;
•	Experience as a member of the Board of Directors of another publicly held company;
•	Academic expertise in our area of operations;
•	Practical and mature business judgment, including the ability to make independent analytical inquires; and
•

The manner in which a candidate’s appointment to the Board would impact the overall composition of the Board with regard to diversity of viewpoint, professional experience, education, skill, race, gender and national origin.

In assessing director candidates, the Nominating Committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. The Nominating Committee does not have a formal diversity policy and does not follow any ratio or formula with respect to diversity in order to determine the appropriate composition of the Board. In the case of incumbent directors whose terms of office are set to expire, the Nominating Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Nominating Committee also determines whether the nominee is independent for NASDAQ purposes, which determination is based upon applicable NASDAQ listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee by majority vote.

The Nominating Committee will consider director candidates recommended by stockholders. The Nominating Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder.

To nominate a director for the 2017 Annual Meeting, stockholders must submit such nomination in writing to our Secretary at 14000 Carlson Parkway, Plymouth, Minnesota 55441 no later than the close of business on March 14,  2017, nor earlier than the close of business on April 13,  2017. To nominate a director for the 2018 Annual Meeting, stockholders must submit such nomination in writing to our Secretary at 14000 Carlson Parkway, Plymouth, Minnesota 55441 no later than the close of business on April 12, 2018, nor earlier than the close of business on March 13, 2018. You are advised to review our Bylaws for requirements relating to director nominees.

STOCKHOLDER PROPOSALS FOR 2017 ANNUAL MEETING AND 2018 ANNUAL MEETING

In order to have been considered for inclusion in this year’s proxy statement, stockholder proposals must have been submitted in writing to us no later than January 26,  2017. In order to be considered for inclusion in next year’s proxy statement, stockholder proposals must be submitted in writing to us no later than January 25, 2018.  We suggest that proposals for the 2018 Annual Meeting be submitted by certified mail, return receipt requested. The proposal must be in accordance with the provision of Rule 14a-8 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Stockholders who intend to present a proposal or director nomination at the 2017 Annual Meeting without including such proposal or nomination in our proxy statement must, pursuant to our Bylaws, deliver to us notice of such proposal no earlier than March 14,  2017 and no later than April 13,  2017. Stockholders who intend to present a proposal or director nomination at the 2018 Annual Meeting without including such proposal or nomination in our proxy statement must, pursuant to our Bylaws, deliver to us notice of such proposal no earlier than March 13, 2018 and no later than April 12, 2018.  We reserve the right to reject, rule out of order, or take appropriate action with respect to any proposal that does not comply with these and other applicable requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses our policies and decisions with respect to the compensation of our executive officers named in the “Summary Compensation Table” below and the most important factors relevant to an analysis of these policies and decisions. The “named executive officers” to whom this discussion applies are:

•	Chris R. Homeister, Chief Executive Officer and President (beginning January 1, 2015) and Chief Operating Officer (through December 31, 2014);
•	Kirk L. Geadelmann, Chief Financial Officer (beginning August 12, 2014);
•	Joseph Kinder, Senior Vice President – Operations; and
•	Carl Randazzo, Senior Vice President – Real Estate and Development (beginning March 1, 2016) and Senior Vice President – Retail (through February 29, 2016).
•	Lynda Stout, Senior Vice President – Retail (from February 29, 2016 through September 30, 2016).

All of our named executive officers served as executive officers during the entire 2016 fiscal year, other than Ms. Stout, who only served as an executive officer from February 29, 2016 through September 30, 2016.

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

Compensation Determination Process

We review executive compensation annually, including evaluating our philosophy and compensation programs as circumstances require. As part of this review process, we expect to apply the values and the objectives outlined above, together with consideration for the levels of compensation that we would be willing to pay to ensure that our compensation remains competitive and that it is meeting our retention objectives in light of the cost to us if we were required to replace a key employee. In addition, we consider the results of non-binding advisory votes on executive compensation, commonly referred to as “say-on-pay” votes. At our 2016 Annual Meeting, we held a say-on-pay vote on the compensation of our named executive officers as described in the proxy statement for that meeting. Stockholders approved the compensation of the named executive officers by a favorable vote exceeding 99% of votes cast, including abstentions. We are mindful of the opinions of our stockholders and considered these results when deciding to retain our general compensation philosophy and core objectives for the upcoming fiscal year.

Prior to 2016, our Compensation Committee did not rely on a formal peer group when determining compensation, but made reference to general market data and considered establishing a group of comparable companies for this purpose. Additionally, our Compensation Committee considered engaging a compensation consultant to provide market data on a peer group of companies in our industry. We believe that such information, together with other information obtained by the members of our Compensation Committee would help ensure that our compensation program remains competitive. Beginning in 2016, our Compensation Committee engaged Willis Towers Watson as a compensation consultant and considered executive compensation metrics on a peer group of companies in our industry when assessing executive compensation.  We anticipate that our Compensation Committee will continue to make adjustments in executive compensation levels in the future as a result of this more formal market comparison process.

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

Our Chief Executive Officer, Chris R. Homeister, was hired in October 2013 as our Chief Operating Officer at an annual base salary of $300,000. Effective January 1, 2015 and in connection with his promotion to Chief Executive Officer, Mr. Homeister’s annual base salary was increased to $400,000. In April 2016, the Compensation Committee approved an increase to the annual base salary of Mr. Homeister to $475,000 on an annualized basis.

Our Chief Financial Officer, Kirk Geadelmann, was hired in August 2014 at an annual base salary of $210,000. In February 2015, the Compensation Committee approved an increase to the annual base salary of Mr. Geadelmann to $212,000 on an annualized basis.  In April 2016, the Compensation Committee approved an increase to the annual base salary of Mr. Geadelmann to $250,000 on an annualized basis.

In anticipation of the consummation of the Business Combination in August 2012, we entered into offer letter agreements with each of Messrs. Kinder and Randazzo, which provide for annual base salaries of $200,000 each. In February 2014, the Compensation Committee approved increases to the base salaries of Messrs. Kinder and Randazzo to $208,000 each, on an annualized basis, and in February 2015, the Compensation Committee approved increases to the base salaries of Messrs. Kinder and Randazzo to $212,000 each, on an annualized basis. In April 2016, the Compensation Committee approved increases to the base salaries of Messrs. Kinder and Randazzo to $218,000 each, on an annualized basis.

Ms. Stout was hired in February 2016 as our Senior Vice President – Retail at an annual base salary of $310,000.

The actual base salaries earned by all of our named executive officers in 2016,  2015 and 2014 are set forth in the “Summary Compensation Table.”

2012 Omnibus Award Plan.  In June 2012, our Board and stockholders adopted an equity award plan, which became effective upon the consummation of the Business Combination. The principal purpose of the equity award plan is to attract, retain, and motivate selected employees, consultants, and directors. As initially adopted, the equity award plan provided for stock based compensation awards. In February 2013, the Compensation Committee and the Board amended the equity award plan to authorize grants of performance-based awards. At the same time, the plan was renamed the 2012 Omnibus Award Plan (the “Omnibus Plan”). The Compensation Committee administers the Omnibus Plan, subject to the right of our Board to assume authority for administration or delegate such authority to another committee of the Board. Awards under the Omnibus Plan may be granted to individuals who are then our officers, employees, directors, or consultants or are the officers, employees, directors, or consultants of our subsidiaries.

Under the Omnibus Plan, 2,500,000 shares of our common stock were initially reserved for issuance pursuant to a variety of stock based compensation awards, including stock options and restricted stock awards. As initially adopted, the number of shares reserved for issuance or transfer pursuant to awards under the Omnibus Plan would increase on the first day of each calendar year beginning in 2013 and ending in 2022, in an amount equal to the lesser of (A) 2,500,000 shares, (B) six percent (6%) of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding calendar year, and (C) such smaller number of shares of common stock as determined by our Board. In February 2013, the Compensation Committee and the Board acknowledged that 2,500,000 shares of common stock were added to the Omnibus Plan reserve effective January 1, 2013 in accordance with the automatic share increase provision, and amended the Omnibus Plan to eliminate the automatic share increase for subsequent years.

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

The types of awards we intend to grant under the Omnibus Plan are as follows:

Cash Performance Awards.  In February 2014 and 2015, and in April 2016, the Board and the Compensation Committee adopted specific performance targets and payout levels for each executive officer for the then-current fiscal year. For fiscal 2014, each of Messrs. Homeister, Geadelmann, Kinder and Randazzo was eligible to earn target cash incentive compensation equal to 50% of his year-end base salary, based on our Adjusted EBITDA for the year. The target incentive compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget. For fiscal 2014, each of Messrs. Homeister, Geadelmann, Kinder and Randazzo was entitled to receive a partial incentive payment if we achieved at least 85% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 115% of our budgeted Adjusted EBITDA and attained targeted sales goals. For fiscal 2014, Mr. Geadelmann’s cash incentive arrangement was pro-rated for the partial year during which he was employed with the Company.

For fiscal 2015 and 2016, Mr. Homeister was eligible to earn target cash incentive compensation equal to 75% of his year-end base salary and each of Messrs. Geadelmann, Kinder and Randazzo was eligible to earn target cash incentive compensation equal to 50% of his year-end base salary, all based on our Adjusted EBITDA for the year. For fiscal 2016, Ms. Stout was eligible to earn target cash incentive compensation equal to 50% of her year-end base salary, based on our Adjusted EBITDA for the year.  The target incentive compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget. For fiscal 2015, each of Messrs. Homeister, Geadelmann, Kinder and Randazzo was entitled to receive a partial incentive payment if we achieved at least 85% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 115% of our budgeted Adjusted EBITDA and attained targeted sales goals. For fiscal 2016, each of Messrs. Homeister, Geadelmann, Kinder and Randazzo and Ms. Stout was entitled to receive a partial incentive payment if we achieved at least 90% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 110% of our budgeted Adjusted EBITDA and attained targeted sales goals. For fiscal 2016, Ms. Stout’s cash incentive arrangement was pro-rated for the partial year during which she was employed with the Company.

The Compensation Committee reviews and certifies performance following the end of each fiscal year and may also consider discretionary factors when making awards. The Compensation Committee did not approve any incentive awards based on the performance of the Company in fiscal 2014. For fiscal 2015, the Compensation Committee approved a payout of 55% of the target cash incentive compensation to Messrs. Homeister, Geadelmann, Kinder and Randazzo based on Company performance measures. For fiscal 2016, the Compensation Committee approved a payout of 110% of the target cash incentive compensation to Messrs. Homeister, Geadelmann, Kinder and Randazzo based on Company performance measures.  Due to the termination of Ms. Stout’s employment prior to the end of fiscal year 2016, she did not earn any cash incentive compensation for fiscal 2016.

The cash incentive compensation for which our named executive officers were eligible in 2016 are set forth in the “Grants of Plan Based Awards in Fiscal Year 2016” table. The actual cash incentive compensation earned by all of our named executive officers in 2016,  2015 and 2014 are set forth in the “Summary Compensation Table.”

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

In February 2016, we granted 100,000 non-qualified stock options to Ms. Stout, all of which were forfeited upon the termination of her employment. In April 2016, we granted 31,250 non-qualified stock options and 16,250 restricted stock awards to Mr. Homeister, 12,500 non-qualified stock options and 6,500 restricted stock awards to Mr. Geadelmann, and 9,375 non-qualified stock options and 5,000 restricted stock awards to each of Messrs. Kinder and Randazzo.  All stock options and restricted stock awards issued in 2016 to named executive officers were issued pursuant to the Omnibus Plan and are subject to time-based vesting over a five-year period. The equity grants made to our named executive officers in 2016 are set forth in the “Grants of Plan Based Awards in Fiscal Year 2016” table and are discussed in the “Equity Grants” section of this item.

Retirement Savings.  All of our full-time employees, including our named executive officers, are eligible to participate in The Tile Shop 401(k) Retirement Plan. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was $18,000 in 2016 (or $24,000 for employees over 50), and to have the amount of this reduction contributed to the 401(k) plan. In 2016,  2015 and 2014, we made a matching contribution of $0.25 for every $1.00 that each applicable employee contributed to the 401(k) plan, up to a maximum of 5% of such employee’s salary. Each year, this matching contribution vests as to 20% of the aggregate matching contributions for such employee, such that all past and future matching contributions will be vested after the employee has been employed by us for a period of five years.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.  Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our proxy statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Compensation Committee of the Board of Directors:

Todd Krasnow, Chairman

Peter J. Jacullo III

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2014 through December 31, 2016 by each of the named executive officers for each year in which each was a Named Executive Officer:

Name and Principal Position	Fiscal Year	Salary ($)		Stock Awards ($) (1)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($) (2)	All other Compensation ($)		Total
Chris Homeister (3)	2016	456,250		294,938	301,855		391,875	-		1,444,918
Chief Executive Officer and	2015	400,000		-	592,479		165,000	-		1,157,479
President	2014	300,000		-	294,430		-	-		594,430

Kirk Geadelmann	2016	240,500		117,975	120,742		137,500	-		616,717
Chief Financial Officer	2015	212,000		-	-		58,300	-		270,300
	2014	81,932	(4)	-	492,340		-	-		574,272

Joseph Kinder	2016	216,500		90,750	90,556		119,900	-		517,706
Senior Vice President - Operations	2015	212,000		-	-		58,300	-		270,300
	2014	208,000		-	-		-	-		208,000

Carl Randazzo	2016	216,500		90,750	90,556		119,900	-		517,706
Senior Vice President - Real Estate	2015	212,000		-	-		58,300	-		270,300
and Development	2014	208,000		-	-		-	-		208,000

Lynda Stout(5)	2016	185,869	(6)	-	576,587	(7)	-	10,786	(8)	773,242
Senior Vice President - Retail

(1)

The value of stock awards and options in this table represent the fair value of such awards granted or modified during the fiscal year, as computed in accordance with FASB ASC 718. The assumptions used to determine the valuation of the awards are discussed in Note 9 to our consolidated financial statements, included herein.

(2)	Represents incentive compensation paid based on the Company’s achievement of Adjusted EBITDA financial goals. See “Non-Equity Incentive Plan Compensation” below for additional discussion.
(3)	For fiscal year 2014, Mr. Homeister served as Chief Operating Officer. Effective January 1, 2015, Mr. Homeister serves as the Company’s Chief Executive Officer and President.
(4)	Includes pro rata base salary received by Mr. Geadelmann for services as Chief Financial Officer from August 12, 2014 through December 31, 2014.
(5)	Ms. Stout served as Senior Vice President – Retail from February 29, 2016 through September 30, 2016.
(6)	Represents pro rata base salary received by Ms. Stout for services as Senior Vice President – Retail from February 29, 2016 through September 30, 2016.
(7)	Ms. Stout forfeited all the options granted to her in fiscal year 2016 upon the termination of her employment on September 30, 2016.
(8)	Represents $4,965 paid to Ms. Stout for her relocation expenses and $5,821 in insurance premium payments made on behalf of Ms. Stout.

Grants of Plan-Based Awards for Fiscal 2016

The following table sets forth certain information regarding grants of plan-based awards during the fiscal year ended December 31, 2016:

Name	Grant Date	Estimated possible payouts under non-equity incentive plan awards ($) (1)			All other stock awards: Number of shares of stock or units (#)		All other option awards: Number of securities underlying options (#)		Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Chris Homeister	4/20/2016	-	-	-	-		31,250	(2)	18.15	301,855
Chris Homeister	4/20/2016	-	-	-	16,250	(3)	-		-	294,938
Kirk Geadelmann	4/20/2016	-	-	-	-		12,500	(2)	18.15	120,742
Kirk Geadelmann	4/20/2016	-	-	-	6,500	(3)	-		-	117,975
Joseph Kinder	4/20/2016	-	-	-	-		9,375	(2)	18.15	90,556
Joseph Kinder	4/20/2016	-	-	-	5,000	(3)	-		-	90,750
Carl Randazzo	4/20/2016	-	-	-	-		9,375	(2)	18.15	90,556
Carl Randazzo	4/20/2016	-	-	-	5,000	(3)	-		-	90,750
Lynda Stout	2/29/2016	-	-	-	-		100,000	(4)	12.62	576,587
Chris Homeister	N/A	8,906	356,250	712,500	-		-		-	-
Kirk Geadelmann	N/A	3,125	125,000	250,000	-		-		-	-
Joseph Kinder	N/A	2,725	109,000	218,000	-		-		-	-
Carl Randazzo	N/A	2,725	109,000	218,000	-		-		-	-
Lynda Stout	N/A	3,229	129,166	258,333	-		-		-	-

(1)

Performance bonus based on our achievement of Adjusted EBITDA financial goals for fiscal 2016. Mr. Homeister was eligible to earn target cash incentive compensation equal to 75% of his base salary, based on our Adjusted EBITDA for the year. Messrs. Geadelmann, Kinder and Randazzo and Ms. Stout were each eligible to earn target cash incentive compensation equal to 50% of their respective base salaries, based on our Adjusted EBITDA for the year. The target incentive compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget. Messrs. Homeister, Geadelmann, Kinder and Randazzo and Ms. Stout were each entitled to receive a partial incentive payment if we achieved at least 90% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 110% of our budgeted Adjusted EBITDA and attained targeted sales goals. Ms. Stout’s cash incentive arrangement was pro-rated for the partial year during which she was employed with us.

(2)	Represents options to acquire shares of common stock. These options will vest and become exercisable in five equal annual installments beginning on April 20, 2017 based on continued service.
(3)	Represents shares of restricted stock for which our purchase option will lapse in five equal annual installments beginning on April 20, 2017 based on continued service.
(4)

Represents options to acquire shares of common stock. These options were to vest and become exercisable in five equal annual installments beginning on February 28,  2017 based on continued service; however, Ms. Stout forfeited these options upon her termination of employment.

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

In June 2014, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Geadelmann setting forth the terms and conditions of his employment as our Chief Financial Officer. In February 2017, we entered into an amendment to this offer letter, which provides that Mr. Geadelmann is entitled to continued payment of his base salary for six months and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, Mr. Geadelmann is also entitled to full vesting acceleration with respect to any unvested equity awards if he is not offered employment by the successor entity, or if he is terminated without cause or is constructively terminated prior to the first anniversary of the change of control.

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

In February 2016, as the result of arm’s length negotiations, we entered into an offer letter agreement with Ms. Stout, setting forth the terms and conditions of her employment as our Senior Vice President – Retail. Pursuant to the offer letter agreement, Ms. Stout’s employment with us was at-will, and, upon a change in control, her unvested equity awards may have been accelerated at the sole discretion of the Compensation Committee. Ms. Stout’s employment was terminated on September 30, 2016.

In connection with their offer letter agreements, each of Messrs. Homeister, Geadelmann, Kinder and Randazzo and Ms. Stout agreed not to compete, directly or indirectly, with us or solicit any of our employees or business contacts during the term of his or her employment and for a period of one year thereafter. Notwithstanding the foregoing, we may, at our election, extend the term of the non-compete and non-solicit obligations to which Messrs. Kinder and Randazzo are subject to for a period of two years following termination of employment, provided that we provide the applicable individual with continued payment of his base salary for twelve months (in lieu of six months) and an additional payment in an amount equal to twelve times (in lieu of six times) our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination.

Non-Equity Incentive Plan Compensation

In April 2016, the Board and the Compensation Committee adopted specific performance targets and payout levels for each executive officer for the then-current fiscal year.  For fiscal 2016, Mr. Homeister was eligible to earn target cash incentive compensation equal to 75% of his year-end base salary and each of Messrs. Geadelmann, Kinder and Randazzo and Ms. Stout was eligible to earn target cash incentive compensation equal to 50% of his or her year-end base salary, all based on our Adjusted EBITDA for the year.  The target compensation was payable if we achieved the $67.3 million Adjusted EBITDA target set forth in our budget.  Each of Messrs. Homeister, Geadelmann, Kinder and Randazzo and Ms. Stout was entitled to receive a partial incentive payment if we achieved at least 90% of our budgeted Adjusted EBITDA and an incentive of up to double the target incentive amount if we achieved 110% of our budgeted Adjusted EBITDA. Ms. Stout’s cash incentive arrangement was pro-rated for the partial year during which she was employed with the Company. See below for a table setting forth the performance targets and payout levels under the plan:

Percentage of budgeted Adjusted EBITDA achieved*	Percentage of incentive compensation target earned**
110%	200%
105%	150%
100%	100%
95%	50%
90%	2.5%

* Payout levels for percentages between the listed ranges are proportionately adjusted.

** 200% is the maximum payout level and 0% is the minimum payout level (for achievement of less than 90% of budgeted Adjusted EBITDA).

The actual Adjusted EBITDA achieved by the Company in fiscal 2016 was $68.0 million (which was 101% of the Adjusted EBITDA target).  This determination of the Adjusted EBITDA target resulted in cash incentive compensation to our named executive officers at 110% achievement of their applicable cash incentive compensation target. Due to the termination of Ms. Stout’s employment prior to the end of fiscal year 2016, she did not earn any cash incentive compensation for fiscal 2016. The actual amount of the cash incentive compensation payments to the named executive officers is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Equity Grants

In February 2016, we granted 100,000 non-qualified stock options to Ms. Stout, all of which were forfeited upon the termination of her employment. In April 2016, we granted 31,250 non-qualified stock options and 16,250 restricted stock awards to Mr. Homeister, 12,500 non-qualified stock options and 6,500 restricted stock awards to Mr. Geadelmann, and 9,375 non-qualified stock options and 5,000 restricted stock awards to each of Messrs. Kinder and Randazzo.  All stock options and restricted stock awards issued in 2016 to named executive officers were issued pursuant to the Omnibus Plan and are subject to time-based vesting over a five-year period.

We have provided for the acceleration of vesting of equity awards granted to each of Messrs. Homeister, Kinder and Randazzo in the event of our change of control. In the event of a change of control, if the individual is terminated without cause or is otherwise constructively terminated prior to the first anniversary of the change of control, the vesting of any unvested awards will be accelerated in full immediately prior to such termination. We believe that these acceleration opportunities will further align the interests of our executives with those of our stockholders by providing our executives an opportunity to benefit alongside our stockholders in a corporate transaction.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2016

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2016:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have not Vested ($)
Chris Homeister	10/1/2013	150,000	50,000	(1)	28.94	10/1/2023	-		-
Chris Homeister	10/1/2013	-	-		-		12,500	(2)	244,375
Chris Homeister	2/13/2014	20,000	30,000	(3)	13.17	2/13/2021	-		-
Chris Homeister	1/2/2015	30,000	120,000	(4)	8.73	1/2/2022	-		-
Chris Homeister	4/20/2016	-	31,250	(5)	18.15	4/20/2026	-		-
Chris Homeister	4/20/2016	-	-		-		16,250	(6)	317,688
Kirk Geadelmann	8/12/2014	40,000	60,000	(7)	10.93	8/12/2021	-		-
Kirk Geadelmann	4/20/2016	-	12,500	(5)	18.15	4/20/2026	-		-
Kirk Geadelmann	4/20/2016	-	-		-		6,500	(6)	127,075
Joseph Kinder	8/21/2012	247,500	-		10.00	8/21/2022	-		-
Joseph Kinder	4/20/2016	-	9,375	(5)	18.15	4/20/2026	-		-
Joseph Kinder	4/20/2016	-	-		-		5,000	(6)	97,750
Carl Randazzo	8/21/2012	241,500	-		10.00	8/21/2022	-		-
Carl Randazzo	4/20/2016	-	9,375	(5)	18.15	4/20/2026	-		-
Carl Randazzo	4/20/2016	-	-		-		5,000	(6)	97,750

(1)	These options become exercisable on October 1, 2017.
(2)	These shares of restricted stock become unrestricted on October 1, 2017.
(3)	These options become exercisable in three equal annual installments beginning on February 13, 2017.
(4)	These options become exercisable in four equal annual installments beginning on January 2, 2017.
(5)	These options become exercisable in five equal annual installments beginning on April 20, 2017.
(6)	These shares of restricted stock become unrestricted in five equal annual installments beginning on April 20, 2017.
(7)	These options become exercisable in three equal annual installments beginning on August 12, 2017.

Option Exercises and Stock Vested for Fiscal 2016

The following named executive officers exercised stock options or had restricted common stock vest during the fiscal year ended December 31, 2016.

	Option Exercises		Stock Awards
Name	Number of Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Chris Homeister	-	-	12,500	206,875
Carl Randazzo	6,000	50,880	-	-

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for its named executive officers during the fiscal year ended December 31, 2016.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was paid to or earned by the named executive officers during the fiscal year ended December 31, 2016.

Potential Payments Upon Termination or Change in Control

As discussed above in connection with each named executive officer’s offer letter agreement, each named executive officer, with the exception of Mr. Geadelmann (until February 2017) and Ms. Stout, may be eligible to receive severance benefits in the event that their employment is terminated by us without cause or by the named executive officer for good reason. Additionally, each named executive officer, with the exception of Mr. Geadelmann (until February 2017) and Ms. Stout, is entitled to full vesting of any outstanding equity awards in the event of a change of control, if the individual is not offered employment by the successor entity, or if the individual is terminated without cause or is otherwise constructively terminated prior to the first anniversary of the change of control. As of February 2017, Mr. Geadelmann is eligible for the same severance and change of control benefits as the other named executive officers. Upon a change of control, Mr. Geadelmann’s and Ms. Stout’s unvested equity awards may be (or may have been, in the case of Ms. Stout) accelerated at the sole discretion of the Compensation Committee.

The amounts payable to each of the named executive officers, assuming that each individual's employment had terminated on December 31, 2016, under each scenario are as follows:

Name	In Connection with a Change in Control ($) (1)		By Company Not for Cause ($) (2)	By NEO for Good Reason ($) (2)
Chris Homeister	2,536,848		242,618	242,618
Kirk Geadelmann	-	(3)	-	-
Joseph Kinder	295,424		114,118	114,118
Carl Randazzo	290,306		109,000	109,000
Lynda Stout(4)	-		-	-

(1)	Represents lapse of the risks of forfeiture on all outstanding shares of restricted stock and full vesting of all outstanding options to purchase common stock.
(2)	Represents payments of six months of base salary and company-contributed health-insurance costs, with the exception of Mr. Randazzo, who does not participate in company-sponsored health insurance.
(3)

In the event of a change in control, Mr. Geadelmann’s unvested equity awards may be accelerated at the sole discretion of the Compensation Committee. As of February 2017, Mr. Geadelmann is eligible for the same benefits as the other named executive officers.

(4)	Ms. Stout’s employment was terminated as of September 30, 2016 and she did not receive any severance upon such termination.

DIRECTOR COMPENSATION

Beginning in fiscal year 2016, each of our non-employee directors receives an annual fee of $100,000 and the chairperson of our Board receives an additional annual fee of $75,000.  The chairperson of the Audit Committee receives an additional annual fee of $40,000 and the chairperson of each of the Compensation Committee and Nominating and Corporate Governance Committee receives an additional annual fee of $15,000.  The annual period for director compensation runs based on the date of the annual meeting.

Previously, each of our non-employee directors received an annual fee of $100,000 and the chairperson of our Board received an additional annual fee of $150,000, which annual period ran based on the anniversary date of the Business Combination.

On August 21, 2015, Messrs. Cook, Krasnow, Jacullo, Rucker and Watts (a former director) elected to receive compensation fully in the form of restricted common stock granted pursuant to the Omnibus Plan upon the anniversary of consummation of the Business Combination. Messrs. Kamin and Suttin (a former director) had elected to receive compensation as one-half restricted stock and one-half cash compensation, payable quarterly. The number of shares of our restricted common stock granted were equal to the quotient obtained by dividing (i) the amount of the annual fee payable to such non-employee director in the form of restricted stock, as set forth above, by (ii) the average closing price on NASDAQ of our common stock over 30 trading days immediately preceding the date of grant. Messrs. Cook, Krasnow, Jacullo, and Rucker each received 7,205 shares of restricted stock. Messrs. Kamin and Suttin each received 3,602 shares of restricted stock. Mr. Watts received 18,012 shares of restricted stock. The risks of forfeiture for the restricted stock grants lapsed on August 21, 2016, with the exception of the restricted stock granted to Mr. Suttin, for which the lapse of the risks of forfeiture was accelerated to July 12, 2016, Mr. Suttin’s final day of service on the Board.

On August 21, 2016, Messrs. Cook, Jacullo, Livingston and Rucker elected to receive compensation fully in the form of restricted common stock granted pursuant to the Omnibus Plan upon the anniversary of consummation of the Business Combination. Messrs. Kamin and Krasnow elected to receive compensation as one-half restricted stock and one-half cash compensation, payable quarterly. The number of shares of our restricted common stock granted were equal to the quotient obtained by dividing (i) the amount of the annual fee payable to such non-employee director in the form of restricted stock, as set forth above, by (ii) the average closing price on NASDAQ of our common stock over 30 trading days immediately preceding the date of grant. Messrs. Cook, Jacullo, Livingston and Rucker received 6,465, 5,622, 8,323 and 5,622 shares of restricted stock, respectively. Messrs. Kamin and Krasnow received 4,919 and 3,233 shares of restricted stock, respectively. The risks of forfeiture for the restricted stock grants will lapse on the earlier of our annual meeting of stockholders in 2017 or August 22, 2017, contingent upon the applicable non-employee director’s continued service on our Board. If any restricted stock remains for which the risks of forfeiture have not lapsed at the time of a non-employee director’s termination of service on the Board, the Company has the option to purchase such shares of restricted stock at a price set forth in the agreements governing such restricted stock. As of December 31, 2016, Messrs. Kamin and Kasnow had each received one payment of cash compensation for the period of August 21, 2016 through December 31, 2016.

Director Compensation Table for Fiscal 2016

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)(2)	Total ($)
Christopher T. Cook	-		109,646	109,646
Peter H. Kamin	57,897	(3)	83,426	141,323
Todd Krasnow	14,375	(4)	54,832	69,207
Peter J. Jacullo III	-		95,349	95,349
Philip B. Livingston	-		141,158	141,158
Robert A. Rucker	-		95,349	95,349
Adam L. Suttin(6)	30,780	(5)	-	30,780
William E. Watts(7)	-		-	-

(1)	The table reflects the grant date fair value of the sole award to each director in fiscal 2016, as discussed in the narrative above.
(2)

The aggregate number of shares of restricted stock held by each of the directors listed in the table above as of December 31, 2016 was as follows: Messrs. Cook, Jacullo, Livingston and Rucker: 6,465, 5,622, 8,323 and 5,622 shares, respectively. Messrs. Kamin and Krasnow 4,919 and 3,233 shares, respectively. These shares of restricted stock were granted to the directors on August 22, 2016. The risks of forfeiture will lapse in full on the earlier of our annual meeting of stockholders in 2017 or August 22, 2017.

(3)

Represents payments of $36,022 Mr. Kamin in fiscal year 2016 for the period from January 1, 2016 to August 22, 2016 due to the election to receive in cash one-half of director compensation for the period August 22, 2015 to August 22, 2016. Represents one payment of $21,875 paid to Mr. Kamin in fiscal year 2016 for the period from August 21, 2016 to December 31, 2016 due to the election to receive in cash one-half of director compensation for the current service period.

(4)

Represents one payment of $14,375 paid to Mr. Krasnow in fiscal year 2016 for the period from August 21, 2016 to December 31, 2016 due to the election to receive in cash one-half of director compensation for the current service period.

(5)

Represents payments of $30,780 Mr. Suttin in fiscal year 2016 for the period from January 1, 2016 to July 12, 2016 due to the election to receive in cash one-half of director compensation for the period August 22, 2015 to July 12, 2016.

(6)	Mr. Suttin served as a director until July 12, 2016.
(7)	Mr. Watts served as a director until August 22, 2016.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee currently consists of Messrs. Jacullo and Krasnow and consisted of these same members in the fiscal year ended December 31, 2016, with the exception of Mr. Watts, who served on the Compensation Committee until his departure from the Board on August 22, 2016. None of the individuals who currently serve as a member of our Compensation Committee has ever been an executive officer or employee of ours. None of our executive officers currently serves, nor in the past year has served, as a member of the board or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 21, 2017, information regarding beneficial ownership of our common stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of February 21, 2017. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Common stock subject to options currently exercisable or exercisable within 60 days of February 21, 2017 are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group in which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

We have based our calculation of the percentage of beneficial ownership based on 51,609,221 shares of our common stock outstanding on February 21, 2017.

Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Nabron International , Inc.(1)	5,740,537	11.1%
T. Rowe Price Associates, Inc.(2)	5,027,380	9.7%
JWTS, Inc.(3)	4,441,180	8.6%
BlackRock, Inc.(4)	4,023,747	7.8%
The Vanguard Group(5)	3,127,224	6.1%
Tremblant Capital Group(6)	2,862,035	5.5%
Tile Shop, Inc.(7)	2,852,428	5.5%
Executive Officers and Directors:
Chris Homeister(8)	307,400	*
Kirk Geadelmann(9)	49,000	*
Joseph Kinder(10)	254,375	*
Carl Randazzo(11)	248,375	*
Christopher T. Cook(12)	81,816	*
Peter J. Jacullo III(3)(13)	4,712,896	9.1%
Peter H. Kamin(14)	1,304,630	2.5%
Todd Krasnow(15)	114,190	*
Philip B. Livingston(16)	15,461	*
Robert A. Rucker (7) (17)	5,915,255	11.5%
All Executive Officers and Directors as a Group (10 persons)(18)	13,003,398	24.8%

*       Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)

Based on a Form 4 filed with the SEC on March 18, 2016 by Nabron International, Inc., a Bahamas company (“Nabron”), Raymond Long Sing Tang (“Tang”), Jill Marie Franklin (“Franklin”), and Louise Mary Garbarino (“Garbarino”). Tang, Franklin, and Garbarino are directors of Nabron and may be deemed to have shared voting and investment power over the securities held by Nabron. The business address of Nabron is 2nd Floor, Le Prince de Galles, 3-5 Avenue des Citronniers, Monaco, 09 MC98000.

(2)

Based on a Schedule 13G filed with the SEC on February 7, 2017 by T. Rowe Price Associates, Inc. (“T. Rowe”), T. Rowe holds sole voting power over 628,700 shares and sole dispositive power over 5,027,380 shares. The business address of T. Rowe is 100 E. Pratt Street, Baltimore, MD 21202.

(3)

Based on a Schedule 13D/A filed with the SEC on June 13, 2013 by JWTS, Inc., a Delaware corporation (“JWTS”) and Peter J. Jacullo III (“Jacullo”). Jacullo is the sole director of JWTS and may be deemed to have sole voting and investment power over the securities held by JWTS. The business address of JWTS is c/o Peter J. Jacullo III 61 High Ridge Avenue, Ridgefield, Connecticut 06877.

(4)

Based on a Schedule 13G filed with the SEC on January 30, 2017 by BlackRock, Inc. (“BlackRock”), BlackRock holds sole voting power over 3,957,012 shares and sole dispositive power over 4,023,747 shares. The business address of BlackRock is 55 East 52nd Street, New York, NY 10055.

(5)

Based on a Schedule 13G filed with the SEC on February 10, 2017 by The Vanguard Group (“Vanguard”), Vanguard holds sole voting power over 63,859 shares, shared voting power over 2,300 shares, sole dispositive power over 3,062,665 shares and shared dispositive power over 64,559 shares. The business address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(6)	Based on a Schedule 13G/A filed with the SEC on February 14, 2017 by Tremblant Capital Group (“Tremblant”). The business address of Tremblant is 767 Fifth Ave, New York, New York, 10153.

(7)

Based on a Schedule 13D/A filed with the SEC on June 13, 2013 by The Tile Shop, Inc., a Minnesota corporation (“TS, Inc.”), and Robert A. Rucker (“Rucker”) and on  a Form 5  filed with the SEC on February 14, 2017 by Rucker. Rucker is the sole director of TS, Inc. and may be deemed to have sole voting and investment power over the securities held by TS, Inc.

(8)

Includes 28,750 shares of unvested restricted common stock held by Mr. Homeister and options to purchase 246,250 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 21, 2017.

(9)

Includes 6,500 shares of unvested restricted common stock held by Mr. Geadelmann and options to purchase 42,500 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 21, 2017.

(10)

Includes 5,000 shares of unvested restricted common stock held by Mr. Kinder and options to purchase 249,375 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 21, 2017.

(11)

Includes 5,000 shares of unvested restricted common stock held by Mr. Randazzo and options to purchase 243,375 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 21, 2017.

(12)	Includes 6,465 shares of unvested restricted common stock held by Mr. Cook.

(13)	Includes 5,622 shares of unvested restricted common stock held by Mr. Jacullo and 4,441,180 shares held by JWTS.

(14)

Includes 4,919 shares of unvested restricted common stock held by Mr. Kamin, 7,453 shares of common stock held by the Peter H. Kamin Family Foundation (the “Foundation”), 379,059 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003 (“2003 Trust”), 228,216 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997 (“1997 Trust”), 135,361 shares of common stock held by the Peter H. Kamin GST Trust (“GST”), 160,723 shares of common stock held by 3K Limited Partnership (“3K” and, together with Mr. Kamin, Foundation, 2003 Trust, 1997 Trust, GST, and 3K, the “Kamin Entities”), and 100 shares of common stock held by Mr. Kamin’s son. Mr. Kamin is the sole trustee of the Foundation, the sole trustee of the 2003 Trust, the sole trustee of the 1997 Trust, a trustee of GST, and sole general partner of 3K and may be deemed to have sole voting and investment power over the securities held by these entities. Mr. Kamin disclaims beneficial ownership of the shares of common stock held by his son, except to the extent of his pecuniary interest therein.

(15)

Includes 3,233 shares of unvested restricted common stock held by Mr. Krasnow, 2,600 shares of common stock held by Mr. Krasnow’s spouse, 10,000 shares of common stock held by Hobart Road Charitable Remainder CRUT (“Hobart Road”), 4,000 shares of common stock held by the Todd & Deborah Krasnow Charitable Remainder CRUT (“CRUT”), and 6,000 shares of common stock held by the Todd & Deborah Krasnow Foundation (“Foundation”). Mr. Krasnow is a trustee of each of Hobart Road, the CRUT and the Foundation and may be deemed to have sole voting and investment power over the securities held by these entities. Mr. Krasnow disclaims beneficial ownership of the shares of common stock held by his spouse, except to the extent of his pecuniary interest therein.

(16)	Includes 8,323 shares of unvested restricted common stock held by Mr. Livingston.

(17)

Includes 5,622 shares of unvested restricted common stock held by Mr. Rucker, 2,852,428 shares of common stock held by TS, Inc., 2,800,000 shares of common stock held by the Robert Rucker 2016 Grantor Retained Annuity Trust, 1,430 shares of common stock held by Mr. Rucker’s spouse, and 10,010 shares of common stock held by Mr. Rucker as custodian for minor children under the Uniform Gifts to Minors Act.

(18)	Includes options to purchase 781,500 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 21, 2017.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents our equity compensation plan information as of December 31, 2016:

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,360,541	(1)	13.84	1,885,265
Equity compensation plans not approved by stockholders	-		-	-
Total	2,360,541		13.84	1,885,265

(1)	Represents shares of common stock to be issued upon exercise of currently outstanding options to purchase common stock granted pursuant to our Omnibus Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under NASDAQ rules and regulations, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that Messrs. Cook, Jacullo, Kamin, Krasnow and Livingston, representing five of our seven directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors will be “independent” as that term is defined under the applicable SEC rules and regulations and the NASDAQ listing requirements and rules. Mr. Homeister, our Chief Executive Officer and President, is not an independent director by virtue of his employment with us. Mr. Rucker, our prior Chief Executive Officer, is not an independent director by virtue of his prior employment with us.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as described below, since the beginning of our 2016 fiscal year, there have been no transactions, or series of transactions to which we were a participant or will be a participant, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers, holders of more than 5% of our common stock or any member of their immediate family, as defined in Item 404 of Item S-K of the 1934 Act and interpreted by the SEC in related guidance (collectively, the “Related Persons”) had or will have a direct or indirect material interest.

We employ Adam Rucker, son of Robert A. Rucker, a member of our Board, as a Director of Information Technology. In fiscal 2016, we paid Adam Rucker a total of $140,000, consisting of base salary and cash bonus.  In fiscal 2015, we paid Adam Rucker a total of $127,000, consisting of base salary and cash bonus. Also in 2015, we granted stock options to Adam Rucker that had a combined grant date fair value of $44,000. In fiscal 2014, we paid Adam Rucker $104,000 consisting of base salary and cash bonus.  Adam Rucker also received the standard benefits provided to other Company employees during 2016, 2015 and 2014.

Compensation arrangements with our named executive officers and directors are described elsewhere in this Annual Report on Form 10-K. There are no family relationships among any of our directors or executive officers. From time to time, we employ related persons and other family members of its officers and directors. Consistent with the policy described below, all such employment arrangements involving amounts exceeding $50,000 are reviewed by the Audit Committee. We may also sell products to related persons and related persons may purchase products or services from our vendors for individual use. If such arrangements fall within the terms of the policy described below, they will also be reviewed by the Audit Committee.

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

Each director, director nominee and executive officer will present to our Audit Committee each proposed related person transaction to which such director, director nominee or executive officer is a party, including all relevant facts and circumstances relating thereto, and will update the Audit Committee as to any material changes to any related person transaction. All related person transactions may only be consummated if our Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Related party transactions do not include: (i) the payment of compensation by us to our executive officers or directors; (ii) indebtedness due from a related person for transactions in the ordinary course of business; (iii) a transaction in which the interest of the related person arises solely from ownership of a class of our securities where all holders of that class of securities receive the same benefit, on a pro-rata basis, from the transaction; or (iv) a transaction in which the rates or charges involved are determined by competitive bids. Additionally, certain types of transactions have been pre-approved by our audit committee under the policy as not involving a material interest. These pre-approved transactions include transactions in the ordinary course of business where the related party’s interest arises only: (a) from his or her position as a director of another entity that is party to the transaction; (b) from an equity interest of less than 5% in another entity that is party to the transaction; or (c) from a limited partnership interest of less than 5%, subject to certain limitations. No director will be permitted to participate in the approval of a related person transaction for which he or she is a related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Ernst & Young, LLP in fiscal year 2016 and 2015:

	2016	2015
Audit Fees(1)	$760,000	$595,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
	$760,000	$595,000

(1)

Audit Fees were principally for services rendered for the annual financial statement audit, audit of internal control over financial reporting, reviews of the Company’s quarterly reports on Form 10-Q and registration statements filed with the SEC.

(2)	Audit-Related Fees includes fees for services rendered in connection with accounting and reporting consultations, as well as other audits required by contract or regulation.
(3)	Tax Fees consist of fees billed in the indicated year for professional services with respect to tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees billed in the indicated year for other permissible work that is not included within the above category descriptions.

PRE-APPROVAL POLICIES AND PROCEDURES

Pursuant to its written charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent auditors. Notwithstanding the foregoing, separate Audit Committee pre-approval shall not be required (a) if the engagement for services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent auditor (the “Pre-Approval Policy”) as to matters within the scope of the Pre-Approval Policy or (b) for de minimus non-audit services that are approved in accordance with applicable SEC rules. The Audit Committee has determined that the rendering of the services other than audit services by its principal accountant is compatible with maintaining the principal accountant’s independence. For fiscal 2016, all audit and non-audit services performed by our independent auditors were pre-approved in accordance with such pre-approval policies.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       Documents filed as part of report

1.       Financial Statements

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

See “Exhibit Index” immediately following the signature page of this Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Tile Shop Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tile Shop Holdings, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tile Shop Holdings, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tile Shop Holdings, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 24,  2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Tile Shop Holdings, Inc. and Subsidiaries

We have audited Tile Shop Holdings, Inc. and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tile Shop Holdings, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tile Shop Holdings Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tile Shop Holdings, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016 of Tile Shop Holdings, Inc. and Subsidiaries and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 24,  2017

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2016 and 2015

(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$6,067	$10,330
Restricted cash	3,000	219
Trade receivables, net	2,414	1,966
Inventories	74,295	69,878
Prepaid inventory	110	568
Income tax receivable	1,670	735
Other current assets, net	8,645	3,557
Total Current Assets	96,201	87,253
Property, plant and equipment, net	141,037	135,115
Deferred tax assets	21,391	20,846
Long-term restricted cash	3,881	-
Other assets	2,763	1,793
Total Assets	$265,273	$245,007

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,321	$14,584
Current portion of long-term debt	6,286	4,744
Income tax payable	120	1,101
Other accrued liabilities	33,461	19,327
Total Current Liabilities	60,188	39,756
Long-term debt, net	22,126	51,178
Capital lease obligation, net	697	797
Deferred rent	37,595	34,983
Other long-term liabilities	5,768	3,092
Total Liabilities	126,374	129,806

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,607,143 and 51,437,973 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	185,998	180,192
Accumulated deficit	(47,058)	(64,985)
Accumulated other comprehensive loss	(46)	(11)
Total Stockholders' Equity	138,899	115,201
Total Liabilities and Stockholders' Equity	$265,273	$245,007

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2016,  2015 and 2014

(dollars in thousands, except share and per share data)

	2016	2015	2014
Net sales	$324,157	$292,987	$257,192
Cost of sales	97,261	89,377	78,300
Gross profit	226,896	203,610	178,892
Selling, general and administrative expenses	193,983	174,384	157,316
Income from operations	32,913	29,226	21,576
Interest expense	(1,715)	(2,584)	(3,141)
Other income (expense)	141	130	(506)
Income before income taxes	31,339	26,772	17,929
Provision for income taxes	(12,876)	(11,076)	(7,382)
Net income	$18,463	$15,696	$10,547

Income per common share:
Basic	$0.36	$0.31	$0.21
Diluted	0.36	0.31	0.21

Weighted average shares outstanding:
Basic	51,418,600	51,161,059	51,015,354
Diluted	51,880,113	51,304,982	51,029,790

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2016,  2015 and 2014

(dollars in thousands)

	2016	2015	2014
Net income	$18,463	$15,696	$10,547
Currency translation adjustment	(35)	(11)	-
Other comprehensive (loss) income	(35)	(11)	-
Comprehensive income	$18,428	$15,685	$10,547

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in- capital	Treasury units	Retained (deficit) earnings	Accumulated other comprehensive (loss) income	Total
Balance at December 31, 2013	51,229,720	$5	$169,719	$-	$(91,228)	$-	$78,496
Issuance of restricted shares	76,066	-	-	-	-	-	-
Stock based compensation	-	-	4,617	-	-	-	4,617
Stock option exercises	8,219	-	35	-	-	-	35
Net income	-	-	-	-	10,547	-	10,547
Balance at December 31, 2014	51,314,005	$5	$174,371	$-	$(80,681)	$-	$93,695
Issuance of restricted shares	54,036	-	-	-	-	-	-
Stock based compensation	-	-	5,545	-	-	-	5,545
Stock option exercises	69,932	-	276	-	-	-	276
Foreign currency translation adjustments	-	-	-	-	-	(11)	(11)
Net income	-	-	-	-	15,696	-	15,696
Balance at December 31, 2015	51,437,973	$5	$180,192	$-	$(64,985)	$(11)	$115,201
Reclassification of impact of ASU 2016-09 (see Note 1)	-	-	687	-	(536)	-	151
Balance at January 1, 2016	51,437,973	$5	$180,879	$-	$(65,521)	$(11)	$115,352
Issuance of restricted shares	73,384	-	-	-	-	-	-
Stock based compensation	-	-	4,333	-	-	-	4,333
Stock option exercises	95,786	-	786	-	-	-	786
Foreign currency translation adjustments	-	-	-	-	-	(35)	(35)
Net income	-	-	-	-	18,463	-	18,463
Balance at December 31, 2016	51,607,143	$5	$185,998	$-	$(47,058)	$(46)	$138,899

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements Cash Flows

For the years ended December 31, 2016,  2015 and 2014

(dollars in thousands)

	For the years ended,
	2016	2015	2014
Cash Flows From Operating Activities
Net income	$18,463	$15,696	$10,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	23,042	22,236	19,925
Amortization of debt issuance costs	487	308	210
Debt issuance cost writeoff	-	194	-
Loss on disposals of property, plant and equipment	447	143	633
Deferred rent	2,382	2,785	7,364
Stock based compensation	4,333	5,545	4,617
Deferred income taxes	(395)	5,743	1,190
Changes in operating assets and liabilities:
Trade receivables	(448)	(254)	(514)
Inventories	(4,417)	(1,021)	(1,101)
Prepaid expenses and other current assets	(5,849)	(1,387)	3,675
Accounts payable	4,195	945	(5,174)
Income tax receivable/ payable	(1,917)	5,304	4,591
Accrued expenses and other liabilities	13,229	4,027	1,238
Net cash provided by operating activities	53,552	60,264	47,201
Cash Flows From Investing Activities
Proceeds from cash surrender value of life insurance policy	-	-	687
Change in value of life insurance policy	-	-	(10)
Purchases of property, plant and equipment	(27,256)	(18,994)	(41,229)
Proceeds from the sale of property, plant and equipment	4	-	-
Net cash used in investing activities	(27,252)	(18,994)	(40,552)
Cash Flows From Financing Activities
Release of restricted cash	1,926	-	766
Payments of long-term debt and capital lease obligations	(37,822)	(124,025)	(26,412)
Advances on line of credit	10,000	88,000	23,000
Contributions to NMTC fund	(6,683)	-	-
Payment of NMTC closing costs	1,269	-	-
Proceeds from exercise of stock options	842	276	35
Employee taxes paid for shares withheld	(56)	-	-
Debt issuance costs	-	(968)	-
Security deposits	(4)	29	(40)
Net cash used in financing activities	(30,528)	(36,688)	(2,651)
Effect of exchange rate changes on cash	(35)	(11)	-
Net change in cash	(4,263)	4,571	3,998
Cash and cash equivalents beginning of period	10,330	5,759	1,761
Cash and cash equivalents end of period	$6,067	$10,330	$5,759

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,271	$898	$849
Cash paid for interest	1,811	2,692	3,146
Cash paid for income taxes, net of refunds	15,162	22	2,792

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Nature of Business

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

The Company is a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in retail locations in the United States. The Company’s assortment includes over 4,000 products from around the world that consist of natural stone, ceramic, porcelain, glass, cement, wood look,  and metal tiles. Natural stone products include marble, granite, quartz, sandstone, travertine, slate, and onyx tiles. The majority of the tile products are sold under the Company's proprietary Rush River and Fired Earth brand names. The Company purchases tile products, accessories and tools directly from its network of vendors. The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers under the Superior brand name. As of December 31, 2016, the Company operated 123 stores in 31 states and the District of Columbia, with an average size of approximately 21,100 square feet. The Company also sells products on its website.

Basis of Presentation

The consolidated financial statements of Holdings include the accounts of its wholly owned subsidiaries, and variable interest entities, for which the Company is the primary beneficiary. See Note 11, “New Market Tax Credit,” for the discussion of financing arrangements involving certain entities that are variable interest entities that are included in these consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amount of assets and liabilities reported on the Company's balance sheets and the amounts of income and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition and related reserves for sales returns, useful lives of property, plant and equipment, determining impairment on long-lived assets, valuation of inventory, compensation expense on stock based compensation plans and income taxes. Actual results may differ from these estimates.

Reclassification

Certain amounts in the prior year’s audited financial statements have been reclassified for comparative purposes to conform with the current year’s presentation. Specifically, debt issuance costs presented in the prior year Consolidated Balance Sheet have been reclassified to conform to current year presentation.  Refer to the “New Accounting Pronouncements” section of this footnote for additional discussion.

Cash and Cash Equivalents

The Company had cash and cash equivalents of $6.1 million and $10.3 million at December 31, 2016, and 2015, respectively. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $3.0 million and $1.8 million at December 31, 2016 and December 31, 2015, respectively.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or are under the terms of use for current operations are included in the restricted balance on the balance sheet. Cash and cash equivalents that are restricted as to withdrawal and designated for expenditure in the construction of noncurrent assets are included in long-term restricted cash on the balance sheet.

Trade Receivables

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts on a specific identification basis as well as by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $70,000 and $113,500 as of December 31, 2016 and 2015, respectively. The Company does not accrue interest on accounts receivable.

Inventories

Inventories are stated at the lower of cost (determined using the weighted average cost method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following at December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Finished goods	$61,949	$59,503
Raw materials	2,312	2,681
Finished goods in transit	10,034	7,694
Total	$74,295	$69,878

The Company provides provisions for losses related to shrinkage and other amounts that are not otherwise expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends.  The provision for losses related to shrinkage and other amounts was $163,000 and $337,000 as of December 31, 2016 and 2015, respectively.

Income Taxes

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

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

Revenue Recognition

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

Sales Return Reserve

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns, net of cost of sales based on historical return trends together with current product sales performance. A summary of activity in the Company's sales returns reserve follows:

	2016	2015	2014
	(in thousands)
Balance at beginning of year	$2,781	$3,292	$2,850
Additions for sales returns	31,334	26,522	28,517
Deductions from reserve	(31,035)	(27,033)	(28,075)
Balance at end of year	$3,080	$2,781	$3,292

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales

•	Cost of products sold;
•	Freight expenses to bring products into the Company's distribution centers;
•	Custom and duty expenses;
•	Customer shipping and handling expenses;
•	Physical inventory losses;
•	Costs incurred at distribution centers in connection with the receiving process;
•	Labor and overhead costs incurred to manufacture inventory

Selling, General & Administrative Expenses

•	All other payroll and benefit costs for retail, corporate and distribution employees;
•	Occupancy, utilities and maintenance costs of retail and corporate facilities;
•	Freight expenses to move inventory from the Company's distribution centers to the Company's stores;
•	Depreciation and amortization;
•	Advertising costs

Our largest supplier accounted for approximately 12% of our total purchases in 2016.

Stock Based Compensation

The Company recognizes expense for its stock based compensation based on the fair value of the awards that are granted. Compensation expense is recognized on a straight-line basis over the requisite service period, net of actual forfeitures. The Company may issue incentive awards in the form of stock options, restricted stock awards and other equity awards to employees and non-employee directors. Compensation cost is recognized ratably over the requisite service period of the related stock based compensation award.

Concentration of Risk

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Segments

The Company’s operations consist primarily of retail sales of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in stores located in the United States and through its website. The Company’s chief operating decision maker only reviews the consolidated results of the Company and accordingly, the Company has concluded it has one reportable segment.

Advertising Costs

Advertising costs were $6.9 million, $6.5 million and $5.7 million, for the years ended December 31, 2016,  2015 and 2014, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. The Company’s advertising consists primarily of digital media, direct marketing, events and traditional print media that is expensed at the time the media is distributed.

Pre-opening Costs

The Company’s pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. The Company expenses pre-opening costs as incurred which are recorded in selling, general and administrative expenses. During the years ended December 31, 2016,  2015 and 2014, the Company reported pre-opening costs of $0.9 million, $0.5 million and $1.5 million, respectively.

Property, Plant and Equipment

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

	Asset life (in years)
Buildings and building improvements		40
Leasehold improvements	8	–	26
Furniture and fixtures	2	–	7
Machinery and equipment	5	–	10
Computer equipment and software	3	–	7
Vehicles		5

Internal Use Software

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when there are no plans to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. As of December 31, 2016 and 2015,  $0.4 million and $0.9 million was included in computer equipment and software, respectively. The majority of the costs capitalized relate to amounts invoiced by external consultants. The costs are amortized over estimated useful lives of three to five years. There was $0.5 million, $0.5 million and $0.3 million depreciation expense related to capitalized software during the years ended December 31, 2016,  2015 and 2014, respectively.

Leases

The Company leases its store and corporate headquarters locations. Assets held under capital leases are included in property, plant and equipment and amortization is included in depreciation expense. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Tenant improvement allowances are amounts received from a lessor for improvements to leased properties and are amortized against rent expense over the life of the respective leases. At lease inception, the Company determines the lease term by assuming the exercise of those renewal options that are

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

reasonably assured. The exercise of lease renewal options is at the Company’s sole discretion. The lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Rent expense is included in selling, general and administrative expenses. Certain leases require the Company to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These expenses are also classified in selling, general and administrative expenses.

Self-Insurance

The Company is self-insured for certain employee health benefit and workers compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, and economic conditions. As of December 31, 2016 and 2015, an accrual of $0.7 million and $0.5 million related to estimated employee health benefit claims was included in other current liabilities, respectively. As of December 31, 2016 and 2015, an accrual of $1.2 million and $0.6 million related to estimated workers compensation claims was included in other current liabilities, respectively.

The Company has a standby letter of credit outstanding related to the Company's worker's compensation insurance policy. As of December 31, 2016 and 2015, the standby letter of credit totaled $1.1 million and $0.9 million, respectively.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued a standard requiring an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date of the financial statements. The guidance also sets forth a series of disclosures that are required in the event the entity’s management concludes that there is substantial doubt about the entity’s ability to continue as a going concern. The adoption of this new standard did not have a material effect on the Company’s financial statements.

In February 2015, the FASB issued a new accounting standard that modifies current consolidation guidance. The standard makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are variable interest entities or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of variable interest entities. The standard was effective for the Company as of the beginning of fiscal 2016. The adoption of this new standard did not have a material effect on the Company’s financial statements.

In April 2015, the FASB issued a standard that requires debt issuance costs related to a recognized debt liability be presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted the provisions of this statement in the first quarter of 2016 and prior periods have been retrospectively adjusted.  The adoption of this standard resulted in a $0.1 million reduction of other current assets, net, a $0.3 million reduction of other assets, a $0.3 million reduction of the current portion of long-term debt, and a $0.1 million reduction of long-term debt in the Consolidated Balance Sheet for the period ended December 31, 2015.

In March 2016, the FASB issued a standard that amends and simplifies the accounting for stock compensation. The guidance addresses various stock compensation aspects including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, among other things. In order to simplify the accounting for stock based compensation, the Company made a change in accounting policy to account for forfeitures when they occur, and as a result, we recognized a $0.5 million cumulative-effect reduction to retained earnings under the modified retrospective approach. During the third quarter of 2016, the Company recognized an adjustment to reduce additional paid-in capital and share based compensation by $0.1 million to account for current year forfeiture activity. We elected prospective transition for the requirement to classify excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows. The adoption did not have a material impact on the amounts reported in the Consolidated Statement of Cash Flows for the year ended December 31, 2016. Additionally, the Company will prospectively recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the Consolidated Statement of Operations as a discrete item in the period in which awards vest. The adoption did not have a material impact on the amounts reported in the Consolidated Statement of Operations for the year ended December 31, 2016.  The Company applied the modified retrospective method to recognize the cumulative effect of previously unrecognized excess tax benefits in opening retained earnings.  The adoption did not have a material impact on the amounts reported in the Consolidated Balance Sheet for the year ended December 31, 2015.  The Company also retrospectively applied the requirement to present employee taxes paid

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

when an employer withholds shares for tax-withholding purposes as a financing activity in the Consolidated Statement of Cash Flows.  The adoption did not have a material impact on the amounts reported in the Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a final standard on revenue from contracts with customers. This new standard introduces a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts either proportionally in earnings as redemptions occur or when redemption is remote.  The Company continues to assess the impacts of this standard, including evaluating if its current polices to account for samples, gift cards, and sales returns will change under the new standard.  As the Company finalizes its assessment, the Company will take steps to define its accounting policies under the new standard, establish new processes and controls when warranted, and ensure these processes are designed to capture the information necessary to conform to the transitional disclosure requirements.  The standard is effective for the Company in fiscal 2018 and provides for either full retrospective adoption or modified retrospective adoption by which the cumulative effect of the change is recognized in retained earnings at the date of initial application.  The Company has elected to adopt this standard using the modified retrospective approach.

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

In August 2016, the FASB issued an accounting standards update with new guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in the standards update provide guidance on eight specific cash flow issues. The standards update is effective retrospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the effect the new standard will have on its consolidated financial statements.

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance should be applied retrospectively after adoption. Restricted cash and long-term restricted cash balances were $3.0 million and $3.9 million, respectively, as of December 31, 2016. Upon adopting the new standard, the Company anticipates that the fluctuations in the restricted cash and long-term restricted cash balances will impact its statement of cash flows.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Property Plant and Equipment:

Property, plant and equipment consisted of the following at December 31:

	2016	2015
	(in thousands)
Land	$904	$904
Building and building improvements	21,916	21,515
Leasehold improvements	77,404	72,154
Furniture and fixtures	119,589	112,376
Machinery and equipment	26,433	24,457
Computer equipment and software	24,002	15,286
Vehicles	3,136	2,859
Construction in progress	3,543	2,199
Total property, plant and equipment	276,927	251,750
Less accumulated depreciation	(135,890)	(116,635)
Total property, plant and equipment, net	$141,037	$135,115

Depreciation expense on property and equipment, including capital leases, was $23.0 million, $22.2 million and $19.9 million for the years ended December 31, 2016,  2015 and 2014, respectively. No asset impairment charges were recorded for the years ended December 31, 2016,  2015, and 2014, respectively.

Note 3: Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2016	2015
	(in thousands)
Shareholder litigation accrual	$9,500	$-
Customer deposits	7,742	6,026
Accrued wages and salaries	4,962	4,336
Sales return reserve	3,080	2,781
Payroll & sales taxes	2,691	3,043
Other current liabilities	5,486	3,141
Total accrued liabilities	$33,461	$19,327

Note 4: Long-term Debt

Long-term debt, net of debt issuance costs, consisted of the following at December 31:

	2016		2015
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Costs	Principal	Costs
	(in thousands)
Term note payable - interest at 2.27% and 2.18% at December 31, 2016 and 2015	$17,721	$(114)	$47,450	$(428)
Commercial bank credit facility	10,000	-	8,000	-
Variable interest rate bonds (0.89% and 0.35% at December 31, 2016 and 2015), which mature April 1, 2023, collateralized by buildings and equipment	805	-	900	-
Total debt obligations	28,526	(114)	56,350	(428)
Less: current portion	6,350	(64)	5,095	(351)
Debt obligations, net of current portion	$22,176	$(50)	$51,255	$(77)

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Approximate annual aggregate maturities of debts, net of debt issuance costs, are as follows: (in thousands):

Fiscal year
2017	$6,350
2018	8,855
2019	2,831
2020	10,115
2021	120
Thereafter	255
Total future maturities payments	$28,526
Less: debt issuance costs	114
Total future maturities payments, net of debt issuance costs	$28,412

On June 2, 2015, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (as amended, the “Credit Agreement”). On December 9, 2016, the Credit Agreement was amended to permit an additional New Markets Tax Credit Financing arrangement and on February 10, 2017, the Credit Agreement was amended to permit the Company to make certain dividend payments. The Credit Agreement provides the Company with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At December 31, 2016 the base interest rate was 4.25% and the LIBOR-based interest rate was 2.27%. Borrowings outstanding consisted of $10.0 million on the revolving line of credit and $17.7 million on the term loan as of December 31, 2016.  There was $65.0 million available for borrowing on the revolving line of credit as of December 31, 2016.  Additional borrowings pursuant to the Credit Agreement may be used to support the Company’s growth and for working capital purposes. The Company incurred $1.0 million of debt issuance costs in connection with the Credit Agreement. These costs were capitalized as other current and other noncurrent assets, and will be amortized over the five-year life of the Credit Agreement. The term loan requires quarterly principal payments as follows (in thousands):

Period
March 31, 2017 to June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. The Company was in compliance with the covenants as of December 31, 2016.

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

As of December 31, 2016 and 2015, the Company had accrued $0.0 million and $0.1 million of interest expense, respectively. Accrued interest is included in other current liabilities.

Capital Leases:

The Company has one lease for store facilities that is accounted for as a  capital lease. This lease expires in 2022. Assets acquired under capital leases are included in property, plant and equipment.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016, minimum lease payments under the Company's capital lease obligation were as follows (in thousands):

Fiscal year
2017	$211
2018	215
2019	216
2020	216
2021	215
Thereafter	90
Less: amounts representing interest	(366)
Present value of future minimum lease payments	797
Less: current portion	100
Capital lease obligations, net of current portion	$697

Note 5: Commitments and Contingencies

Operating leases:

The Company leases buildings and office space under various operating lease agreements. In addition to rent, most leases require payments of real estate taxes, insurance, and common area maintenance. The leases generally have an initial lease term of ten to fifteen years and contain renewal options and escalation clauses. For leases that contain fixed escalation of the minimum rent or rent holidays, rent expense is recognized on a straight-line basis through the end of the lease term including assumed renewals. The difference between the straight-line rent amounts and amounts payable under the leases is recorded as deferred rent. For the years ended December 31, 2016,  2015 and 2014, rent expense was $29.7 million, $27.2 million, and $25.2 million, respectively.

Annual minimum rentals under non-cancelable operating leases are as follows, for the years ended December 31 (in thousands):

Fiscal year
2017	$29,722
2018	30,358
2019	30,958
2020	30,833
2021	30,630
Thereafter	368,716
Total future maturities payments	$521,217

Legal proceedings:

The Company, two of its former executive officers, three of its outside directors,  two of its former directors, and certain companies affiliated with the directors, are defendants in a consolidated class action brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. v. Tile Shop Holdings, Inc., et al. Several related actions were filed in 2013 and subsequently consolidated. The plaintiffs are three investors who represent classes consisting of (1) all purchasers of Tile Shop common stock between August 22, 2012 and January 28, 2014 (the “class period”), seeking to pursue remedies under the Securities Exchange Act of 1934; and (2) all purchasers of Tile Shop common stock pursuant and/or traceable to the Company’s December 2012 registration statement, seeking to pursue remedies under the Securities Act of 1933. Six firms who were underwriters in the December 2012 secondary public offering are also named as defendants.  The plaintiffs allege that during the class period, defendants failed to disclose certain related party transactions in the Company’s SEC filings and press releases.  The plaintiffs assert claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In addition to attorneys’ fees and costs, the plaintiffs seek to recover damages on behalf of class members.  Subsequent to December 31, 2016, the parties have entered into a Stipulation of Settlement (“Stipulation”) dated January 13, 2017 to settle all claims.   Pursuant to the Stipulation, $9.5 million will be paid on behalf of all defendants.   The Company has agreed to pay $5.0 million of that amount and the insurance company providing coverage for the initial tier of the Company’s directors and officer’s policy has agreed to pay $4.5 million of the settlement.  The Company and the insurance provider subsequently transferred money to an escrow account that had been established to hold the

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

settlement fund.  The settlement is subject to court approval.  The court has scheduled a hearing on whether to grant final approval of the settlement for May 3, 2017.

The net charge of $5.0 million was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations during the year ended December 31, 2016.  The Company recorded a $9.5 million other current liability and a $4.5 million other current asset in the Consolidated Balance Sheet as of December 31, 2016 to reflect the Company’s obligation to the class and the corresponding receivable from the insurance company. The Company will pursue recovery of this amount as well as other legal fees incurred in connection with this case from its insurance providers who cover losses under the directors and offers policy exceeding the initial tier of coverage.

The Company also is a Defendant in three actions brought derivatively on behalf of the Company by three shareholders in the Court of Chancery for the State of Delaware (“Delaware Chancery Court”). Two of the actions were filed in 2015 and then consolidated (the “Consolidated Actions”).   On July 31, 2015, the plaintiff-shareholders in the Consolidated Actions filed a consolidated complaint. The consolidated complaint names as defendants four current members of the Company’s Board of Directors,  two of its former Directors, and a former employee of the Company. The third action (the “Third Action”) was filed on or about September 28, 2016 against seven members of the Company’s Board of Directors,  a former officer, and a former employee.   All of the complaints track many of the same factual allegations as have been made in the above-described federal securities class action. They allege that the defendant-directors and/or officer breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, by engaging in or approving alleged insider trading, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also allege claims for insider trading and/or unjust enrichment. The complaints seek damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. In 2015, the defendants moved to dismiss the Consolidated Actions, or in the alternative, to stay the Consolidated Actions pending resolution of the Beaver County Employees’ Retirement Fund action described above.  Subsequently, upon agreement of the parties, the Court entered an Order staying the Consolidated Actions.  Recently the Company moved to dismiss the newly-filed Third Action, or in the alternative, to stay the Third Action until resolution of the Beaver County Employees’ Retirement Fund action described above, or until the Company’s Board of Directors takes action on the demand described below.  That motion has not yet been decided.

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

Level 2 – Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in non-active markets;

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

•	Inputs other than quoted prices that are observable for the asset or liability; and
•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.

The following table sets forth by Level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2016 and December 31, 2015 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	December 31, 2016	December 31, 2015
Assets	(in thousands)
Cash and cash equivalents	Level 1	$6,067	$10,330
Restricted cash	Level 1	3,000	219
Long-term restricted cash	Level 1	3,881	-

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.  There have been no changes in the valuation techniques used by the Company to value the Company’s financial instruments.

•	Cash and cash equivalents: Consists of cash on hand and bank deposits. The value was measured using quoted market prices in active markets. The carrying amount approximates fair value.

•

Restricted cash: Consists of cash and cash equivalents held in bank deposit accounts restricted as to withdrawal or are under the terms of use for current operations.  The value was measured using quoted market prices in active markets.  The carrying amount approximates fair value.

•

Long term restricted cash: Consists of cash and cash equivalents held in bank deposit accounts restricted as to withdrawal and designated for expenditure in the construction of noncurrent assets.  The value was measured using quoted market prices in active markets.  The carrying amount approximates fair value.

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value.  The Company did not recognize any significant impairment losses during 2016 or 2015.  The carrying value of the Company’s borrowings under its credit agreement approximate fair value based upon the market interest rates available to the Company for debt obligations with similar risks and maturities.

Note 7: Related Party Transactions

The Company employs Adam Rucker, son of Robert A. Rucker, a member of our Board of Directors, as a Director of Information Technology. In fiscal 2016, the Company paid Adam Rucker a total of $140,000, consisting of base salary and cash bonus. In fiscal 2015, the Company paid Adam Rucker a total of $127,000, consisting of base salary and cash bonus. Also in 2015, the Company granted stock options to Adam Rucker that had a combined grant date fair value of $44,000.  In fiscal 2014, the Company paid Adam Rucker $104,000 consisting of base salary and cash bonus. Adam Rucker also received the standard benefits provided to other Company employees during 2016, 2015 and 2014.

Note 8: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential common shares outstanding during the period.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Basic and diluted net income per share was calculated as follows:

	2016	2015	2014
	(in thousands, except share and per share data)
Net income	$18,463	$15,696	$10,547
Weighted-average shares outstanding - basic	51,418,600	51,161,059	51,015,354
Dilutive common stock equivalents	461,513	143,923	14,436
Weighted-average shares outstanding - diluted	51,880,113	51,304,982	51,029,790
Basic net income per share	$0.36	$0.31	$0.21
Diluted net income per share	$0.36	$0.31	$0.21
Antidilutive Shares	373,255	568,014	1,042,579

Note 9: Equity Incentive Plans

2012 Plan:

Under the 2012 Omnibus Award Plan (the “2012 Plan”), 2,500,000 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock based compensation awards, including stock options, and restricted stock awards. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2012 Plan was to be increased on the first day of each calendar year beginning in 2013 and ending in 2022, in an amount equal to the lesser of (A) 2,500,000 shares, (B) six percent (6%) of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding calendar year, and (C) such smaller number of shares of stock as determined by the Company’s Board of Directors. During 2013, (i) 2,500,000 shares of common stock were added to the 2012 Plan reserve effective January 1, 2013 in accordance with the automatic share increase provision of the 2012 Plan, (ii) the 2012 Plan was amended to eliminate the automatic share increase for subsequent years, and (iii) the 2012 Plan was amended to authorize grants of performance-based awards, which may be paid in cash or equity. The amendments to the 2012 Plan were approved by the Company’s stockholders in July 2013.

Stock Options:

During the years ended December 31, 2016,  2015 and 2014, the Company granted stock options to its employees that included service condition requirements. The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures. For the portion of the options that contain both a market and service condition, the Company recognizes compensation expense, net of actual forfeitures, using graded vesting over the requisite service period.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the option valuation models are outlined in the following table:

	2016			2015			2014
Risk-free interest rate	1.15%	–	1.52%	0.90%	–	1.07%	0.78%	–	1.05%
Expected life (in years)	5	–	7		5			5
Expected volatility	52%	–	53%	52%	–	53%		52%

The computation of the expected volatility assumptions used in the option valuation models was based on historical volatilities of the Company. The Company used the “simplified” method for an expected life as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 110, for companies that do not have adequate historical data. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The expected dividend yield was zero for all stock options granted prior to December 31, 2016 based on the fact that, at that time, the Company had not paid dividends or a plan to pay dividends in the future. To the extent that actual outcomes differ from the Company's assumptions, the Company is not required to true up grant-date fair value-based expense to final intrinsic values. The weighted average fair value of stock options granted was $7.37,  $5.00, and $5.13 during the years ended December 31, 2016,  2015 and 2014, respectively.

Stock based compensation related to options for the years ended December 31, 2016,  2015 and 2014 was $3.2 million, $3.6 million, and $2.8 million, respectively, and was included in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2016, the total future compensation cost related to non-vested options not yet recognized in the consolidated statement of operations was $5.3 million and is expected to be recognized over a weighted-average period of 3.3 years.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Avg Grant Date Fair Value	Weighted Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2014	2,274,917	$14.02	$6.92	8.9	$13,051
Granted	768,750	$11.47	$5.13
Exercised	(15,917)	$10.00	$5.19
Cancelled/Forfeited	(556,750)	$13.93	$6.60
Balance, December 31, 2014	2,471,000	$13.27	$6.45	7.6	$38
Granted	482,671	$10.91	$5.00
Exercised	(69,932)	$10.00	$5.17
Cancelled/Forfeited	(258,794)	$11.81	$5.61
Balance, December 31, 2015	2,624,945	$13.07	$6.30	6.5	$12,757
Granted	443,500	$15.43	$7.37
Exercised	(95,786)	$10.47	$5.40
Cancelled/Forfeited	(612,118)	$12.33	$5.68
Balance, December 31, 2016	2,360,541	$13.84	$6.71	5.7	$15,971
Exercisable at December 31, 2016	1,358,430	$13.60	$6.79	5.7
Vested and expected to vest, December 31, 2016	2,660,291	$13.40	$6.46	5.7	$18,834

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s stock on December 31. The intrinsic value of the stock options exercised during 2016 and 2015 was $0.9 million and $0.4 million, respectively.

Options outstanding as of December 31, 2016 are as follows:

Range of Exercise Price				Weighted Average
			Options	Exercise Price	Remaining Contractual Life-Years
$5.00	to	$10.00	1,090,007	$9.66	5.47
$10.01	to	$15.00	648,034	$12.42	4.97
$15.01	to	$20.00	320,500	$17.76	7.27
$20.01	to	$25.00	64,000	$23.14	6.73
$25.01	to	$30.00	238,000	$29.02	6.72

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock:

The following table summarizes restricted stock activity:

	Shares	Weighted Avg Grant Date Fair Value
Nonvested, December 31, 2013	230,896	$15.84
Granted	76,066	$11.93
Vested	(117,727)	$15.19
Forfeited	-	$-
Nonvested, December 31, 2014	189,235	$14.67
Granted	54,036	$12.45
Vested	(164,235)	$12.50
Forfeited	-	$-
Nonvested, December 31, 2015	79,036	$17.67
Granted	73,384	$17.60
Vested	(66,536)	$15.55
Forfeited	-	$-
Nonvested, December 31, 2016	85,884	$19.25

The total expense associated with restricted stock for the years ended December 31, 2016,  2015, and 2014 was $1.1 million, $1.9 million, and $1.8 million, respectively. As of December 31, 2016, there was $1.2 million of total unrecognized expense related to unvested restricted stock awards, which are expected to vest, and will be expensed through 2021. The fair value of restricted stock granted in fiscal year 2016 was $1.3 million. The total fair value of restricted stock that vested during the year ended December 31, 2015 was $0.9 million. Using the closing stock price of $19.55 on December 31, 2016, the number of restricted shares outstanding and expected to vest was 85,884, with an intrinsic value of $1.7 million.

Note 10: Income Taxes

The Tile Shop, LLC tax returns for periods 2010 through the Business Combination on August 21, 2012 are subject to examination by the IRS; however, these tax liabilities are the responsibility of the former The Tile Shop members.  The Company’s federal and state tax returns for the periods ended December 31, 2013, December 31, 2014, and December 31, 2015 remain subject to examination.

The Company records interest and penalties through income tax relating to uncertain tax positions. As of December 31, 2016,  2015 and 2014, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

The components of the provision for income taxes (benefit) consist of the following:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Current
Federal	$10,831	$3,691	$4,851
State	2,560	1,886	1,351
International	30	-	-
Total Current	13,421	5,577	6,202
Deferred
Federal	(363)	5,252	1,076
State	(182)	247	104
Total Deferred	(545)	5,499	1,180
Total Provision for Income Taxes	$12,876	$11,076	$7,382

A majority of all of the Company's income is from domestic operations.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table reflects the effective income tax rate reconciliation for the years ended December 31, 2016,  2015 and 2014:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax benefit	4.4	4.4	5.0
Stock based compensation	1.6	1.4	1.5
Other	0.1	0.6	(0.3)
Effective tax rate	41.1%	41.4%	41.2%

Components of net deferred income taxes are as follows at December 31:

	2016	2015
	(in thousands)
Deferred income tax assets:
Section 743 carryforward	$27,251	$29,843
Leasehold improvement reimbursements	5,299	5,592
Inventory	1,707	1,606
Deferred rent	6,794	5,549
Stock based compensation	3,112	2,488
Other	3,064	1,023
Total deferred income tax assets	$47,227	$46,101

Deferred income tax liabilities
Depreciation	25,836	25,255
Total deferred income tax liabilities	25,836	25,255
Net deferred income tax assets	$21,391	$20,846

The Company has not recorded U.S. deferred income taxes on approximately $0.5 million of its non-U.S. subsidiaries' undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits.

Note 11: New Market Tax Credit

2016 New Market Tax Credit

In December 2016, the Company entered into a financing transaction with U.S. Bank Community, LLC (“U.S. Bank”) related to a $9.2 million expansion of the Company’s facility in Durant, Oklahoma. U.S. Bank made a capital contribution to, and Tile Shop Lending made a loan to, Twain Investment Fund 192 LLC (the “Investment Fund”) under a qualified New Markets Tax Credit (“NMTC”) program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

In December 2016, Tile Shop Lending loaned $6.7 million to the Investment Funds at an interest rate of 1.37% per year and with a maturity of December 31, 2046. The Investment Fund then contributed the loan to a CDE, which, in turn, loaned the funds on similar terms to Tile Shop of Oklahoma, LLC, an indirect, wholly-owned subsidiary of Holdings. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by the investors, net of syndication fees) were used to partially fund the distribution center project.

In December 2016, the investors also contributed $3.1 million to the Investment Funds and, by virtue of such contribution, are entitled to substantially all of the tax benefits derived from the NMTCs, while the Company effectively received net loan proceeds equal to the investors’ contributions to the Investment Fund. This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase the investors’ interest. The Company believes that the investors will exercise the put option in December 2023 at the end of the recapture period. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require the Company to indemnify the investors for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company has determined that the financing arrangement with the Investment Funds and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Funds – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Funds, as a VIE, in accordance with the accounting standards for consolidation. U.S. Bank’s contributions of $3.1 million, are included in cash, restricted cash, long-term restricted cash, other accrued liabilities, and other long-term liabilities in the Consolidated Balance Sheet. The benefit of this contribution will be recognized as a decrease in depreciation expense as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the ongoing compliance with the conditions of the NMTC program.

The Company incurred $1.2 million of closing costs in connection with this transaction which are classified as other current assets and other non-current assets in the Consolidated Balance Sheet. The direct costs incurred in connection with this arrangement will be amortized over the seven year compliance period of the NMTC program.

After closing on this transaction, the Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund.  Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility.  As of December 31, 2016, the balance available in the Investment Fund available for reimbursement to the Company was $6.9 million.  The Company classified $3.0 million of the Investment Fund balance to be used toward the purchase of current assets as restricted cash and $3.9 million of the Investment Fund balance to be used toward the purchase of long-term assets as long-term restricted cash in the Consolidated Balance Sheet at December 31, 2016.

2013 New Market Tax Credit

In July 2013, the Company entered into a financing transaction with U.S. Bank and Chase Community Equity (“Chase”, and collectively with Chase, the “investors”) related to a $19.1 million acquisition, rehabilitation, and construction of the Company’s distribution center and manufacturing facilities in Durant, Oklahoma.  In this transaction, Tile Shop Lending loaned $13.5 million to the Tile Shop Investment Fund LLC.  The investors contributed $5.6 million to the Tile Shop Investment Fund LLC.  The investors are entitled to the tax benefits derived from the NMTC by virtue of their contribution while the Company received the proceeds, net of syndication fees, to apply toward the construction project.  This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase the investors’ interest. The Company believes that the investors will exercise the put option in September 2020 at the end of the recapture period. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require the Company to indemnify the investors for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company determined that this financing arrangement contains a VIE.  The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investor’s contributions, of $5.6 million, net of syndication fees were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the Consolidated Balance Sheet.  The Company is recognizing the benefit of this net $4.4 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of December  31, 2016, the balance of the contribution liability was $2.4 million, of which $0.7 million is classified as other accrued liabilities on the Consolidated Balance Sheet and $1.7 million is classified as other long-term liabilities on the Consolidated Balance Sheet.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company matched $0.5 million, $0.4 million, and $0.5 million of employee contributions in 2016,  2015, and 2014 and made no discretionary contributions for any of the years presented.

Note 13: Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2016 and 2015 are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
2016
Net sales	$84,714	$84,270	$78,559	$76,614
Gross profit	59,705	58,699	55,159	53,333
Income from operations	11,756	11,709	7,798	1,650
Net income	6,758	6,849	4,583	273
Basic earnings per share	0.13	0.13	0.09	0.01
Diluted earnings per share	0.13	0.13	0.09	0.01

2015
Net sales	$72,963	$75,706	$72,404	$71,914
Gross profit	50,971	51,293	50,713	50,633
Income from operations	7,195	8,438	6,666	6,927
Net income	3,659	4,490	3,761	3,786
Basic earnings per share	0.07	0.09	0.07	0.08
Diluted earnings per share	0.07	0.09	0.07	0.08

The decrease in income from operations in the fourth quarter of 2016, compared to the fourth quarter of 2015, is due to a $5.5 million of the increase in special charges related to litigation discussed in footnote 5.

Note 14:  Subsequent Event

On February 14, 2017, the Company declared a $0.05 dividend to stockholders of record as of the close of business on March 14, 2017. The dividend will be paid on March 24, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TILE SHOP HOLDINGS, INC.
Date: February 24, 2017	/s/ CHRIS R. HOMEISTER
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

Signature	Date

/s/ CHRIS R. HOMEISTER	February 24, 2017

Chris R. Homeister
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ KIRK L. GEADELMANN	February 24, 2017

Kirk L. Geadelmann
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ PETER H. KAMIN	February 24, 2017

Peter H. Kamin
Director and Chairman of the Board of Directors

/s/ PETER J. JACULLO	February 24, 2017

Peter J. Jacullo, Director

/s/ TODD KRASNOW	February 24, 2017

Todd Krasnow, Director

/s/ PHILIP B. LIVINGSTON	February 24, 2017

Philip B. Livingston, Director

/s/ CHRISTOPHER T. COOK	February 24, 2017

Christopher T. Cook, Director

/s/ ROBERT A. RUCKER	February 24, 2017

Robert A. Rucker, Director

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Contribution and Merger Agreement, dated June 27, 2012, by and among JWC Acquisition Corp., The Tile Shop, LLC, members of The Tile Shop, LLC, Nabron International, Inc. Tile Shop Merger Sub, Inc. and Sellers’ representative – incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by JWCAC on June 27, 2012.

3.1	Certificate of Incorporation of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-4 filed July 2, 2012.
3.2	Bylaws of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-4 filed July 2, 2012.
4.1	Specimen Common Stock Certificate – incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Form S-4 filed July 23, 2012.
10.1

Registration Rights Agreement, dated June 27, 2012, by and among JWC Acquisition Corp., Tile Shop Holdings, Inc., certain members of JWC Acquisition, LLC, Nabron International, Inc., The Tile Shop, Inc., JWTS, Inc. and certain other members of The Tile Shop, LLC – incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by JWC Acquisition Corp. on June 27, 2012.

10.2*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Robert A. Rucker – incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-4 filed July 2, 2012.
10.3*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Joseph Kinder – incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-4 filed July 2, 2012.
10.4*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Carl Randazzo – incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-4 filed July 2, 2012.
10.5*	Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.6*

Amended and Restated Amendment No. 1 to The Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.7

Form of Indemnification Agreement by and between Tile Shop Holdings, Inc. and each of its directors and executive officers – incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registrant’s Form S-4 filed July 23, 2012.

10.8*	Tile Shop Holdings, Inc. Incentive Stock Option Agreement – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.9*	Tile Shop Holdings, Inc. Nonstatutory Stock Option Agreement – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.10*	Tile Shop Holdings, Inc. Stock Restriction Agreement – incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.11*

Employment Agreement, between Tile Shop Holdings, Inc. and Chris Homeister, effective October 1, 2013 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2013.

10.12*

Offer Letter Agreement, between Tile Shop Holdings, Inc. and Kirk Geadelmann, dated June 30, 2014 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2014.

10.13*

Amendment to Terms of Employment, effective January 1, 2015, between Tile Shop Holdings, Inc. and Chris Homeister – incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014.

10.14*

Amendment to Terms of Employment, effective January 1, 2015, between Tile Shop Holdings, Inc. and Robert A. Rucker – incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014.

10.15

Credit Agreement, dated June 2, 2015, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 4, 2015.

10.16

Security Agreement, dated June 2, 2015, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 4, 2015.

10.17

Guaranty Agreement, dated June 2, 2015, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 4, 2015.

10.18*

Offer Letter Agreement, between Tile Shop Holdings, Inc. and Lynda Stout, dated February 29, 2016 – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.19

Stipulation of Settlement, among Tile Shop Holdings, Inc., Beaver County Employees’ Retirement Fund and the other parties thereto, dated January 13, 2017 – incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment to Current Report on Form 8-K filed January 20, 2017.

10.20

First Amendment to Credit Agreement, dated December 9, 2016, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 14, 2017.

10.21

Second Amendment to Credit Agreement, dated February 10, 2017, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 14, 2017.

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