Form 10-Q
period 2017-03-31
TILE SHOP HOLDINGS, INC.
filed 2017-04-27
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

_____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of April 24, 2017, there were 51,638,312 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$13,589	$6,067
Restricted cash	3,000	3,000
Trade receivables, net	2,973	2,414
Inventories	69,280	74,295
Income tax receivable	378	1,670
Other current assets, net	4,332	8,755
Total Current Assets	93,552	96,201
Property, plant and equipment, net	144,945	141,037
Deferred tax assets	20,168	21,391
Long-term restricted cash	2,612	3,881
Other assets	2,452	2,763
Total Assets	$263,729	$265,273

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,504	$20,321
Current portion of long-term debt	6,922	6,286
Income tax payable	2,716	120
Other accrued liabilities	25,693	33,461
Total Current Liabilities	53,835	60,188
Long-term debt, net	20,272	22,126
Capital lease obligation, net	668	697
Deferred rent	38,234	37,595
Other long-term liabilities	5,536	5,768
Total Liabilities	118,545	126,374

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,629,260 and 51,607,143 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	186,850	185,998
Accumulated deficit	(41,630)	(47,058)
Accumulated other comprehensive loss	(41)	(46)
Total Stockholders' Equity	145,184	138,899
Total Liabilities and Stockholders' Equity	$263,729	$265,273

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$92,135	$84,714
Cost of sales	27,390	25,009
Gross profit	64,745	59,705
Selling, general and administrative expenses	51,212	47,949
Income from operations	13,533	11,756
Interest expense	(485)	(570)
Other income	36	31
Income before income taxes	13,084	11,217
Provision for income taxes	(5,075)	(4,459)
Net income	$8,009	$6,758

Income per common share:
Basic	$0.16	$0.13
Diluted	$0.15	$0.13

Weighted average shares outstanding:
Basic	51,523,627	51,359,167
Diluted	52,140,945	51,666,432

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$8,009	$6,758
Currency translation adjustment	5	2
Other comprehensive income	5	2
Comprehensive income	$8,014	$6,760

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Treasury units	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2015	51,437,973	$5	$180,192	$-	$(64,985)	$(11)	$115,201
Reclassification of impact of ASU 2016-09 (see Note 1)	-	-	687	-	(536)	-	151
Balance at January 1, 2016	51,437,973	$5	$180,879	$-	$(65,521)	$(11)	$115,352
Issuance of restricted shares	73,384	-	-	-	-	-	-
Stock based compensation	-	-	4,333	-	-	-	4,333
Stock option exercises	95,786	-	786	-	-	-	786
Foreign currency translation adjustments	-	-	-	-	-	(35)	(35)
Net income	-	-	-	-	18,463	-	18,463
Balance at December 31, 2016	51,607,143	$5	$185,998	$-	$(47,058)	$(46)	$138,899
Issuance of restricted shares	20,000	-	-	-	-	-	-
Cancellation of restricted shares	(5,000)	-	-	-	-	-	-
Stock based compensation	-	-	842	-	-	-	842
Stock option exercises	7,117	-	10	-	-	-	10
Dividends paid	-	-	-	-	(2,581)	-	(2,581)
Foreign currency translation adjustments	-	-	-	-	-	5	5
Net income	-	-	-	-	8,009	-	8,009
Balance at March 31, 2017	51,629,260	$5	$186,850	$-	$(41,630)	$(41)	$145,184

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$8,009	$6,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	6,336	5,571
Amortization of debt issuance costs	174	157
Loss on disposals of property, plant and equipment	75	70
Deferred rent	710	678
Stock based compensation	842	1,229
Deferred income taxes	1,223	283
Changes in operating assets and liabilities:
Trade receivables	(559)	(402)
Inventories	5,016	5,642
Prepaid expenses and other assets	4,589	576
Accounts payable	(2,413)	(703)
Income tax receivable / payable	3,888	2,852
Accrued expenses and other liabilities	(7,836)	4,762
Net cash provided by operating activities	20,054	27,473
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(9,963)	(6,375)
Net cash used in investing activities	(9,963)	(6,375)
Cash Flows From Financing Activities
Release of restricted cash	1,269	-
Payments of long-term debt and capital lease obligations	(16,272)	(15,031)
Advances on line of credit	15,000	-
Dividends paid	(2,581)	-
Proceeds from exercise of stock options	42	9
Employee taxes paid for shares withheld	(32)	-
Security deposits	-	(3)
Net cash used in financing activities	(2,574)	(15,025)
Effect of exchange rate changes on cash	5	2
Net change in cash	7,522	6,075
Cash and cash equivalents beginning of period	6,067	10,330
Cash and cash equivalents end of period	$13,589	$16,405
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,867	$1,052
Cash paid for interest	481	673
Cash (received) paid for income taxes, net	(44)	1,607

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

The Company is a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States.  The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of March 31, 2017, the Company had 126 stores in 31 states and the District of Columbia, as well as an on-line retail operation. The Company also has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10‑Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K.

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued a standard which simplifies the subsequent measurement of inventory. Previously, an entity was required to measure inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes required that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The standard was effective for the Company at the beginning of fiscal 2017.  The adoption of this new standard did not have a material effect on the Company’s financial statements.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

December 15, 2017, with early adoption permitted. The Company is currently assessing the effect the new standard will have on its consolidated financial statements.

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance should be applied retrospectively after adoption. The Company’s restricted cash and long-term restricted cash balances were $3.0 million and $2.6 million, respectively, as of March 31, 2017. Upon adopting the new standard, the Company anticipates that the fluctuations in the restricted cash and long-term restricted cash balances will impact its statement of cash flows.

Note 2: Inventories

Inventories are stated at the lower of cost (determined on the weighted-average cost method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of March 31, 2017 and December 31, 2016:

	(in thousands)
	March 31,	December 31,
	2017	2016
Finished goods	$59,853	$61,949
Raw materials	1,979	2,312
Finished goods in transit	7,448	10,034
Total	$69,280	$74,295

The Company records provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $365,000 and $163,000 as of March 31, 2017 and December 31, 2016, respectively.

Note 3: Income taxes

The Company's effective tax rate on net income before income taxes for the three months ended March 31, 2017 and 2016 was 38.8% and 39.8%, respectively. The improvement in the effective tax rate in 2017 was due to the vesting of certain incentive stock option awards that resulted in a decrease in non-deductible stock-based compensation expense. For the three months ended March 31, 2017 and 2016, the Company recorded a provision for income taxes of $5.1 million and $4.5 million, respectively.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of March 31, 2017 and 2016, the Company has not recognized any liabilities for uncertain tax positions, nor have interest and penalties related to uncertain tax positions been accrued.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands)
	For the three months ended
	March 31,
	2017	2016
Net income	$8,009	$6,758
Weighted average basic shares outstanding	51,523,627	51,359,167
Effect of dilutive securities attributable to stock-based awards	617,318	307,265
Weighted average diluted shares outstanding	52,140,945	51,666,432
Income per common share:
Basic	$0.16	$0.13
Dilutive	$0.15	$0.13
Anti-dilutive securities excluded from earnings per share calculation	272,336	303,008

Note 5: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	March 31,	December 31,
	2017	2016
Shareholder litigation accrual	$-	$9,500
Customer deposits	9,164	7,742
Accrued wages and salaries	4,093	4,962
Sales return reserve	3,766	3,080
Payroll and sales taxes	3,784	2,691
Other current liabilities	4,886	5,486
Total other accrued liabilities	$25,693	$33,461

Note 6: Long-term Debt

On June 2, 2015, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (as amended, the “Credit Agreement”). On December 9, 2016, the Credit Agreement was amended to permit an additional New Markets Tax Credit Financing arrangement and on February 10, 2017, the Credit Agreement was amended to permit the Company to make certain dividend payments. The Credit Agreement provides the Company with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At March 31, 2017 the base interest rate was 4.50% and the LIBOR-based interest rate was 2.48%. Borrowings outstanding consisted of $10.0 million on the revolving line of credit and $16.5 million on the term loan as of March 31, 2017. There was $65.0 million available for borrowing on the revolving line of credit as of March 31, 2017. The Company can elect to prepay the term loan without incurring a penalty. Additional borrowings pursuant to the Credit Agreement may be used to support the Company’s growth and for working capital purposes. The Company incurred $1.0 million of debt issuance costs in connection with the Credit Agreement. These costs were capitalized as other current and other noncurrent assets, and will be amortized over the five-year life of the Credit Agreement. The term loan requires quarterly principal payments as follows (in thousands):

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Period
June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. The Company was in compliance with the covenants as of March 31, 2017.

We have a standby letter of credit outstanding related to our workers compensation insurance policy. As of March 31, 2017 and 2016, the standby letter of credit totaled $1.1 million and $0.9 million, respectively.

Long-term debt consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Costs	Principal	Costs
Term note payable - interest at 2.48% and 2.27% at March 31, 2017 and December 31, 2016, respectively	$16,471	$(82)	$17,721	$(114)
Commercial bank credit facility	10,000	-	10,000	-
Variable interest rate bonds (0.99% and 0.89% at March 31, 2017 and December 31, 2016), which mature April 1, 2023, collateralized by buildings and equipment	805	-	805	-
Total debt obligations	27,276	(82)	28,526	(114)
Less: current portion	6,975	(53)	6,350	(64)
Debt obligations, net of current portion	$20,301	$(29)	$22,176	$(50)

Note 7: Fair Value of Financial Instruments

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The following table sets forth by Level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2017 and December 31, 2016 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	March 31, 2017	December 31, 2016
Assets	(in thousands)
Cash and cash equivalents	Level 1	$13,589	$6,067
Restricted cash	Level 1	3,000	3,000
Long-term restricted cash	Level 1	2,612	3,881

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value.  The Company did not recognize any significant impairment losses during 2017 or 2016.  The carrying value of the Company’s borrowings under its credit agreement approximate fair value based upon the market interest rates available to the Company for debt obligations with similar risks and maturities.

Note 8: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock-based awards at fair value. The financial statements for the three months ended March 31, 2017 and 2016 include compensation cost for the portion of outstanding awards that vested during those periods. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock-based compensation expense related to stock options was $0.5 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of March 31, 2017, the Company had outstanding stock options to purchase 2,390,872 shares of common stock at a weighted average exercise price of $13.99.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration other than continued service. Restricted share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. Total stock-based compensation expense related to restricted stock was $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of March 31, 2017, the Company had 100,884 outstanding restricted common shares.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 9: New Market Tax Credit

2016 New Market Tax Credit

In December 2016, the Company entered into a financing transaction with U.S. Bank Community, LLC (“U.S. Bank”) related to a $9.2 million expansion of the Company’s facility in Durant, Oklahoma. U.S. Bank made a capital contribution to, and Tile Shop Lending, Inc. (“Tile Shop Lending”) made a loan to, Twain Investment Fund 192 LLC (the “Investment Fund”) under a qualified New Markets Tax Credit (“NMTC”) program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

In December 2016, Tile Shop Lending loaned $6.7 million to the Investment Fund at an interest rate of 1.37% per year and with a maturity of December 31, 2046. The Investment Fund then contributed the loan to a CDE, which, in turn, loaned the funds on similar terms to Tile Shop of Oklahoma, LLC, an indirect, wholly-owned subsidiary of Holdings. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by U.S. Bank, net of syndication fees) were used to partially fund the distribution center project.

In December 2016, U.S. Bank also contributed $3.1 million to the Investment Funds and, by virtue of such contribution, is entitled to substantially all of the tax benefits derived from the NMTCs, while the Company effectively received net loan proceeds equal to U.S. Bank’s contributions to the Investment Fund. This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase U.S. Bank’s interest. The Company believes that U.S. Bank will exercise the put option in December 2023 at the end of the recapture period. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require the Company to indemnify U.S. Bank for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company has determined that the financing arrangement with the Investment Fund and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions, of $3.1 million, net of syndications fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the Consolidated Balance Sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of March 31, 2017, the balance of the contribution liability was $3.1 million, of which $0.5 million is classified as other accrued liabilities on the Consolidated Balance Sheet and $2.6 million is classified as other long-term liabilities on the Consolidated Balance Sheet.

After closing on this transaction, the Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund.  Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility.  As of March 31, 2017, the balance available in the Investment Fund available for reimbursement to the Company was $5.6 million.  The Company classified $3.0 million of the Investment Fund balance to be used toward the purchase of current assets as restricted cash and $2.6 million of the Investment Fund balance to be used toward the purchase of long-term assets as long-term restricted cash in

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

the Consolidated Balance Sheet at March 31, 2017. Subsequent to March 31, 2017, the restriction on the Company’s ability to access $4.8 million of the balance in the Investment Fund was lifted and this amount was transferred to the Company.

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

The Company determined that this financing arrangement contains a VIE.  The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors’ contributions, of $5.6 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the Consolidated Balance Sheet.  The Company is recognizing the benefit of this net $4.4 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of March 31, 2017, the balance of the contribution liability was $2.2 million, of which $0.7 million is classified as other accrued liabilities on the Consolidated Balance Sheet and $1.5 million is classified as other long-term liabilities on the Consolidated Balance Sheet.

Note 10: Commitments and Contingencies

The Company, two of its former executive officers, three of its outside directors, two of its former directors, and certain companies affiliated with the directors, are defendants in a consolidated class action brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. v. Tile Shop Holdings, Inc., et al. Several related actions were filed in 2013 and subsequently consolidated. The plaintiffs are three investors who represent classes consisting of (1) all purchasers of Tile Shop common stock between August 22, 2012 and January 28, 2014 (the “class period”), seeking to pursue remedies under the Securities Exchange Act of 1934; and (2) all purchasers of Tile Shop common stock pursuant and/or traceable to the Company’s December 2012 registration statement, seeking to pursue remedies under the Securities Act of 1933. Six firms who were underwriters in the December 2012 secondary public offering are also named as defendants.  The plaintiffs allege that during the class period, defendants failed to disclose certain related party transactions in the Company’s SEC filings and press releases.  The plaintiffs assert claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In addition to attorneys’ fees and costs, the plaintiffs seek to recover damages on behalf of class members.  Subsequent to December 31, 2016, the parties entered into a Stipulation of Settlement (“Stipulation”) dated January 13, 2017 to settle all claims.   Pursuant to the Stipulation, $9.5 million was paid on behalf of all defendants.   The Company has agreed to pay $5.0 million of that amount and the insurance company providing coverage for the initial tier of the Company’s directors and officers liability insurance policy has agreed to pay $4.5 million of that amount.  The Company and the insurance provider subsequently deposited money into an escrow account that had been established to hold the settlement fund.  The settlement is subject to court approval.  The court has scheduled a hearing on whether to grant final approval of the settlement for May 3, 2017.

The Company also is a nominal defendant in three actions brought derivatively on behalf of the Company by three shareholders in the Court of Chancery for the State of Delaware. Two of the actions were filed in 2015 and then consolidated (the “Consolidated Actions”).   On July 31, 2015, the plaintiff-shareholders in the Consolidated Actions filed a consolidated complaint. The

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

consolidated complaint names as defendants four current members of the Company’s Board of Directors, two of its former directors, and a former employee of the Company. The third action (the “Third Action”) was filed on or about September 28, 2016 against seven members of the Company’s Board of Directors, a former officer, and a former employee.   All of the complaints track many of the same factual allegations as have been made in the above-described federal securities class action. They allege that the defendant-directors and/or officer breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, by engaging in or approving alleged insider trading, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also allege claims for insider trading and/or unjust enrichment. The complaints seek damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. In 2015, the defendants moved to dismiss the Consolidated Actions, or in the alternative, to stay the Consolidated Actions pending resolution of the Beaver County Employees’ Retirement Fund action described above.  Subsequently, upon agreement of the parties, the court entered an order staying the Consolidated Actions.  Recently the Company moved to dismiss the newly-filed Third Action, or in the alternative, to stay the Third Action until resolution of the Beaver County Employees’ Retirement Fund action described above, or until the Company’s Board of Directors takes action on the demand described below.  That motion has not yet been decided.

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

Given the uncertainty of litigation and the current stage of the derivative actions, the Company cannot reasonably estimate the possible loss or range of loss that may result. The Company maintains directors and officers liability insurance policies that may reduce the Company’s exposure, if any. In the event the Company incurs a loss, the Company will pursue recoveries to the maximum extent available under these policies.

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

Note 11: Subsequent Event

On April 18, 2017, the Company declared a $0.05 dividend to stockholders of record as of the close of business on May 2, 2017. The dividend will be paid on May 16, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q .

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, unexpected delays or expenses related to opening new stores and maintaining or renovating existing stores, changes to economic conditions and customer preferences, disruptions in our supply chain, or inventory management, competitive factors, increases to interest rates or other impacts on our ability to obtain or maintain financing, unanticipated expenses related to operating as a public company including but not limited to litigation-related expenses, and those factors disclosed in the section captioned “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview and Recent Trends

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of March 31, 2017, we operated 126 stores in 31 states, with an average size of 20,900 square feet. We also sell our products on our website.

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

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened 3 new stores in the first three months of 2017, and opened 9 new stores in the United States during 2016. We plan to open 12 to 15 stores in 2017. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill transactions at these new locations.

For the three months ended March 31, 2017 and 2016, we reported net sales of $92.1 million and $84.7 million, respectively, and income from operations of $13.5 million and $11.8 million, respectively. The increase in sales and income from operations was primarily due to same store sales growth of 4.9% and 13.2% for the three months ended March 31, 2017 and 2016, respectively.

Net cash provided by operating activities was $20.1 million and $27.5 million for three months ended March 31, 2017 and 2016, respectively, which was used to fund operations, new store construction activities, and debt repayments. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows. As of March 31, 2017, we had cash of $13.6 million and working capital of $39.7 million.

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

Comparable store sales for the three months ended March 31, 2017 increased $4.0 million, compared to the three months ended March 31, 2016.  The table below sets forth information about our same store sales growth for the three months ended March 31, 2017 and 2016.

	For the three months ended
	March 31,
	2017	2016
Same store sales growth	4.9%	13.2%

The increase in same store sales growth is primarily attributable to an increase in the volume of transactions, as well as increases in average transaction size. Same store sales amounts include total charges to customers less any actual returns, and the change in the returns provision related to comparable stores. In general, we consider a new or relocated store in the comparable store sales calculation on the first day of the 13th full month of operation.

Between April 1, 2016 and March 31, 2017, we opened 11 new store locations. Incremental net sales of $3.4 million occurred in the three months ended March 31, 2017 from stores not included in the comparable store base.

Cost of Sales Cost of sales consists primarily of material costs, freight, duties, and storage and delivery of product to the customers, as well as costs associated with manufacturing of setting and maintenance materials. For the three months ended March 31, 2017 and 2016, our cost of sales as a percentage of net sales was 29.7% and 29.5%, respectively. The increase was primarily attributable to an increased level of discounting during the three months ended March 31, 2017.

Selling, General, and Administrative Expenses For the three months ended March 31, 2017 and 2016, our selling, general, and administrative expenses as a percentage of net sales were 55.6% and 56.6%, respectively. The decrease was primarily attributable to an increase in same store sales, which outpaced the growth of selling, general, and administrative expenses for the three months ended March 31, 2017.

Provision for Income Taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rate for the three months ended March 31, 2017 and 2016 was 38.8% and 39.8%, respectively. The Company’s tax rate benefited from a decrease in non-deductible incentive stock-based compensation expense in 2017.

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), and adjusting for interest expense, income taxes, depreciation and amortization, stock based compensation expense, and special charges, which consist of shareholder and other litigation costs. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. Free cash flows is calculated by taking net cash provided by operating activities and subtracting net cash used for the purchase of property, plant and equipment. Non-GAAP net income excludes the special charges, which consist of shareholder and other litigation costs, and is net of tax.

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

The reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2017 and 2016 is as follows:

	(in thousands)
	Three Months Ended
	March 31,
	2017	% of sales	2016	% of sales(1)
Net income	$8,009	8.7%	$6,758	8.0%
Interest expense	485	0.5%	570	0.7%
Income taxes	5,075	5.5%	4,459	5.3%
Depreciation & amortization	6,336	6.9%	5,571	6.6%
Special charges	351	0.4%	697	0.8%
Stock-based compensation	842	0.9%	1,229	1.5%
Adjusted EBITDA	$21,098	22.9%	$19,284	22.8%

 (1) Amounts may not foot due to rounding.

The reconciliation of free cash flow to net cash provided by operating activities for the three months ended March 31, 2017 and 2016 is as follows:

	(in thousands)
	Three Months Ended
	March 31,
	2017	2016
Net cash provided by operating activities	$20,054	$27,473
Purchase of property, plant and equipment	(9,963)	(6,375)
Free cash flows	$10,091	$21,098

The reconciliation of GAAP income to Non-GAAP income for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31, 2017
(in thousands, except share and per share data)	Pretax	Net of Tax	Per Share Amounts(1)
GAAP income	$13,084	$8,009	$0.15
Special charges:
Shareholder and other litigation costs	351	215	0.00
Non-GAAP income	$13,435	$8,224	$0.16

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

Results of Operations

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

	(in thousands)
	2017	% of sales	2016	% of sales(1)
Net sales	$92,135		$84,714
Cost of sales	27,390	29.7%	25,009	29.5%
Gross profit	64,745	70.3%	59,705	70.5%
Selling, general and administrative expenses	51,212	55.6%	47,949	56.6%
Income from operations	13,533	14.7%	11,756	13.9%
Interest expense	(485)	(0.5)%	(570)	(0.7)%
Other income	36	0.0%	31	0.0%
Income before income taxes	13,084	14.2%	11,217	13.2%
Provision for income taxes	(5,075)	(5.5)%	(4,459)	(5.3)%
Net income	$8,009	8.7%	$6,758	8.0%

 (1) Amounts may not foot due to rounding.

Net Sales Net sales for the first quarter of 2017 increased $7.4 million, or 8.8%, over the first quarter of 2016.  Comparable store sales increased $4.0 million for the first quarter of 2017 due to an increase in the volume of transactions, as well as an increase in the average transaction size. Net sales for the 11 new stores open less than twelve months were $3.4 million during the first quarter of 2017.

Gross Profit Gross profit for the first quarter of 2017 increased $5.0 million, or 8.4%, compared to the first quarter of 2016, primarily due to the increase in net sales. The gross margin rate decreased from 70.5% for the first quarter of 2016 to 70.3% for the first quarter of 2017.  The decrease was primarily attributable to an increased level of discounting during the three months ended March 31, 2017.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the first quarter of 2017 increased $3.3 million, or 6.8%, compared to the first quarter of 2016. The increase in selling, general, and administrative expenses was primarily due to an increase in occupancy costs of $2.0 million as a result of opening 11 new stores during the period from April 1, 2016 through March 31, 2017 The remainder of the increase was driven primarily by an increase in variable compensation associated with a 4.9% increase in comparable store sales for the three months ended March 31, 2017. Selling, general, and administrative expenses as a percentage of net sales decreased to 55.6% for the first quarter of 2017 compared to 56.6% for the first quarter of 2016. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily due to a maturing store base that has higher net sales levels, which outpaced the growth of selling, general, and administrative expenses.

Selling, general, and administrative expenses include costs of $0.4 million and $0.7 million for the first quarters of 2017 and 2016, respectively, which relate to special charges consisting of shareholder and other litigation expenses.

Pre-opening Costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the first quarter of 2017 and 2016, we incurred pre-opening costs of $0.3 million and $0.2 million, respectively.

Interest Expense Interest expense decreased $0.1 million for the first quarter of 2017 compared to the first quarter of 2016. The decrease is primarily due to the decrease in the debt balance in 2017.

Provision for Income Taxes Income tax provision increased $0.6 million for the first quarter of 2017 compared to the first quarter of 2016 due to higher income before income taxes in the first quarter of 2017. Our effective tax rate for the three months ended March 31, 2017 and 2016 was 38.8% and 39.8%, respectively. The improvement in the effective tax rate in 2017 was due to the vesting of certain incentive stock option awards that resulted in a decrease in non-deductible stock-based compensation expense.

Liquidity and Capital Resources

Our principal uses of liquidity have been investments in working capital and capital expenditures. Our principal sources of liquidity are $13.6 million of cash and cash equivalents at March 31, 2017, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, and general corporate purposes. We also recently approved the establishment of a regular quarterly dividend that will enable us to return excess cash to stockholders. Future dividend payments are subject to the approval of the Board of Directors each quarter.

On June 2, 2015, we, and our operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (as subsequently amended, the “Credit Agreement”). On December 9, 2016, the Credit Agreement was amended to permit an additional New Markets Tax Credit Financing arrangement and on February 10, 2017, the Credit Agreement was amended to permit us to make certain dividend payments. The Credit Agreement provides us with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of our assets, including but not limited to inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on our leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on our leverage ratio. At March 31, 2017 the base interest rate was 4.50% and the LIBOR-based interest rate was 2.48%. Borrowings outstanding consisted of $10.0 million on the revolving line of credit and $16.5 million on the term loan as of March 31, 2017. There was $65.0 million available for borrowing on the revolving line of credit as of March 31, 2017. We can elect to prepay the term loan without incurring a penalty. To the extent we have an outstanding balance on our term loan, the credit agreement requires quarterly principal payments as follows (in thousands):

Period
June 30, 2017	$1,250
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. We were in compliance with the covenants as of March 31, 2017. We intend to make principal payments due in future periods using cash from operations.

We have a standby letter of credit outstanding related to our workers compensation insurance policy. As of March 31, 2017 and 2016, the standby letter of credit totaled $1.1 million and $0.9 million, respectively.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital Expenditures

Capital expenditures paid in the three months ended March 31, 2017 were $10.0 million. Approximately $8.2 million of this was for new store build-out, remodels of existing stores, and merchandising projects. The remainder was for general corporate and information technology purposes.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. We plan to open 12 to 15 stores during 2017.  Total capital expenditures are expected to be between $30 million and $35 million in 2017.

Cash flows

The following table summarizes our cash flow data for the three months ended March 31, 2017 and 2016.

	(in thousands)
	Three Months Ended
	March 31,
	2017	2016
Net cash provided by operating activities	$20,054	$27,473
Net cash used in investing activities	(9,963)	(6,375)
Net cash used in financing activities	(2,574)	(15,025)

Operating activities

Cash provided by operating activities during the three months ended March 31, 2017 was $20.1 million, compared to $27.5 million during the three months ended March 31, 2016. The decrease is attributable to payment of the shareholder litigation settlement to an escrow account, which occurred during the three months ended March 31, 2017.

Investing activities

Net cash used in investing activities totaled $10.0 million for the three months ended March 31, 2017, compared to $6.4 million for the three months ended March 31, 2016. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, asset additions in our distribution and manufacturing facilities, and general corporate information technology assets.

Financing activities

Net cash used in financing activities was $2.6 million for the three months ended March 31, 2017, compared to $15.0 million for the three months ended March 31, 2016. Cash used in financing activities during the three months ended March 31, 2017 was primarily for the payment of an aggregate $2.6 million in dividends during the quarter. Payments of long-term debt and capital lease obligations of $1.3 million were offset by the release of restricted cash of $1.3 million. Net cash used in financing activities during the three months ended March 31, 2016 was primarily for payments of long-term debt and capital lease obligations of $15.0 million.

Cash and cash equivalents totaled $13.6 million at March 31, 2017, versus $6.1 million at December 31, 2016. We had working capital of $39.7 million at March 31, 2017, compared to working capital of $36.0 million at December 31, 2016.

Off-balance sheet arrangements

As of March 31, 2017 and December 31, 2016, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual arrangements

As of March 31, 2017, there were no material changes to our contractual obligations outside the ordinary course of business.

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued a standard which simplifies the subsequent measurement of inventory. Previously, an entity was required to measure inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes required that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The standard was effective for the Company at the beginning of fiscal 2017.  The adoption of this new standard did not have a material effect on the Company’s financial statements.

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

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance should be applied retrospectively after adoption. The Company’s restricted cash and long-term restricted cash balances were $3.0 million and $2.6 million, respectively, as of March 31, 2017. Upon adopting the new standard, the Company anticipates that the fluctuations in the restricted cash and long-term restricted cash balances will impact its statement of cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017 and have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurring during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, two of its former executive officers, three of its outside directors, two of its former directors, and certain companies affiliated with the directors, are defendants in a consolidated class action brought under the federal securities laws and now pending in the United States District Court for the District of Minnesota under the caption Beaver County Employees’ Retirement Fund, et al. v. Tile Shop Holdings, Inc., et al. Several related actions were filed in 2013 and subsequently consolidated. The plaintiffs are three investors who represent classes consisting of (1) all purchasers of Tile Shop common stock between August 22, 2012 and January 28, 2014 (the “class period”), seeking to pursue remedies under the Securities Exchange Act of 1934; and (2) all purchasers of Tile Shop common stock pursuant and/or traceable to the Company’s December 2012 registration statement, seeking to pursue remedies under the Securities Act of 1933. Six firms who were underwriters in the December 2012 secondary public offering are also named as defendants.  The plaintiffs allege that during the class period, defendants failed to disclose certain related party transactions in the Company’s SEC filings and press releases.  The plaintiffs assert claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In addition to attorneys’ fees and costs, the plaintiffs seek to recover damages on behalf of class members.  Subsequent to December 31, 2016, the parties entered into a Stipulation of Settlement (“Stipulation”) dated January 13, 2017 to settle all claims.   Pursuant to the Stipulation, $9.5 million was paid on behalf of all defendants.   The Company has agreed to pay $5.0 million of that amount and the insurance company providing coverage for the initial tier of the Company’s directors and officers liability insurance policy has agreed to pay $4.5 million of that amount.  The Company and the insurance provider subsequently deposited money into an escrow account that had been established to hold the settlement fund.  The settlement is subject to court approval.  The court has scheduled a hearing on whether to grant final approval of the settlement for May 3, 2017.

The Company also is a nominal defendant in three actions brought derivatively on behalf of the Company by three shareholders in the Court of Chancery for the State of Delaware. Two of the actions were filed in 2015 and then consolidated (the “Consolidated Actions”).   On July 31, 2015, the plaintiff-shareholders in the Consolidated Actions filed a consolidated complaint. The consolidated complaint names as defendants four current members of the Company’s Board of Directors, two of its former directors, and a former employee of the Company. The third action (the “Third Action”) was filed on or about September 28, 2016 against seven members of the Company’s Board of Directors, a former officer, and a former employee.   All of the complaints track many of the same factual allegations as have been made in the above-described federal securities class action. They allege that the defendant-directors and/or officer breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, by engaging in or approving alleged insider trading, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also allege claims for insider trading and/or unjust enrichment. The complaints seek damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. In 2015, the defendants moved to dismiss the Consolidated Actions, or in the alternative, to stay the Consolidated Actions pending resolution of the Beaver County Employees’ Retirement Fund action described above.  Subsequently, upon agreement of the parties, the court entered an order staying the Consolidated Actions.  Recently the Company moved to dismiss the newly-filed Third Action, or in the alternative, to stay the Third Action until resolution of the Beaver County Employees’ Retirement Fund action described above, or until the Company’s Board of Directors takes action on the demand described below.  That motion has not yet been decided.

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

Given the uncertainty of litigation and the current stage of the derivative actions, the Company cannot reasonably estimate the possible loss or range of loss that may result. The Company maintains directors and officers liability insurance policies that may reduce the Company’s exposure, if any. In the event the Company incurs a loss, the Company will pursue recoveries to the maximum extent available under these policies.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Geadelmann Amendment

On April 21, 2017, the Company and Kirk Geadelmann entered into an amendment to Mr. Geadelmann’s offer letter, which provides that Mr. Geadelmann, upon termination, is entitled to continued payment of his base salary for six months and an additional payment in an amount equal to six times the Company’s contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, Mr. Geadelmann is also entitled to full vesting acceleration with respect to any unvested equity awards if he is not offered employment by the successor entity, or if he is terminated without cause or is constructively terminated prior to the first anniversary of the change of control.

The foregoing summary of the amendment to Mr. Geadelmann’s offer letter is not complete and is qualified in its entirety by reference to the full text of the amendment, which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Kinder Separation

On March 1, 2017, management of the Company notified Joseph Kinder that his employment as Senior Vice President–Operations would be terminated, effective as the close of business on March 3, 2017. In connection with his termination, the Company proposed a Confidential Separation Agreement and Release with Mr. Kinder (the “Separation Agreement”), which was executed on March 20, 2017.

The Separation Agreement provides for severance payments in exchange for a full release in the Company’s favor. Under the terms of the Separation Agreement, the Company has agreed to pay to Mr. Kinder the sum of $109,000.00 (an amount equal to six months’ annual base salary as of the termination date), payable in accordance with the Company’s regular payroll practices. In addition, the Company agreed to pay to Mr. Kinder the sum of $5,446.86 (an amount equal to six times the Company’s contribution amount for the monthly health insurance premium for Mr. Kinder during the month immediately prior to termination). The severance arrangements under the Separation Agreement are in lieu of, and not in addition to, the severance arrangements set forth in Mr. Kinder’s employment Offer Letter Agreement dated June 24, 2012 (the “Offer Letter Agreement”).

Mr. Kinder agreed to comply with all obligations stated in his Offer Letter Agreement that, by their terms, continue after termination of his employment, including obligations not to compete, directly or indirectly, with the Company or solicit any of the Company’s employees or business contacts for a period of one year after termination. The Company may elect to extend the term of Mr. Kinder’s non-compete and non-solicit obligations for a period of two years following termination of employment, provided that the Company continues to pay his base salary for a period of twelve months (in lieu of six months) and makes an additional payment in an amount equal to twelve times (in lieu of six times) the Company’s contribution amount for the monthly health insurance premium for him during the month immediately prior to termination.

The foregoing summary of the arrangements with Mr. Kinder is not complete and is qualified in its entirety by reference to the full text of the Separation Agreement, which is attached as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

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
10.1

Stipulation of Settlement, among Tile Shop Holdings, Inc., Beaver County Employees’ Retirement Fund and the other parties thereto, dated January 13, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2017).

10.2

Second Amendment to Credit Agreement, dated February 10, 2017, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2017).

10.3*	Amendment to Offer Letter Agreement, dated April 21, 2017, between Tile Shop Holdings, Inc. and Kirk Geadelmann.
10.4*	Offer Letter Agreement, dated February 17, 2017, between Tile Shop Holdings, Inc. and Joyce Maruniak.
10.5*	Confidential Separation Agreement and Release dated March 20, 2017 between the Tile Shop Holdings, Inc. and Joseph Kinder.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: April 27, 2017	By:	/s/ CHRIS R. HOMEISTER
Chris R. Homeister
Chief Executive Officer

Dated: April 27, 2017	By:	/s/ KIRK L. GEADELMANN
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
10.1

Stipulation of Settlement, among Tile Shop Holdings, Inc., Beaver County Employees’ Retirement Fund and the other parties thereto, dated January 13, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2017).

10.2

Second Amendment to Credit Agreement, dated February 10, 2017, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2017).

10.3*	Amendment to Offer Letter Agreement, dated April 21, 2017, between Tile Shop Holdings, Inc. and Kirk Geadelmann.
10.4*	Offer Letter Agreement, dated February 17, 2017, between Tile Shop Holdings, Inc. and Joyce Maruniak.
10.5*	Confidential Separation Agreement and Release dated March 20, 2017 between the Tile Shop Holdings, Inc. and Joseph Kinder.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed herewith

**  Furnished herewith