Form 10-Q
period 2017-06-30
TILE SHOP HOLDINGS, INC.
filed 2017-08-04
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, there were 51,923,761  shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$12,006	$6,067
Restricted cash	855	3,000
Trade receivables, net	3,024	2,414
Inventories	67,286	74,295
Income tax receivable	1,549	1,670
Other current assets, net	3,638	8,755
Total Current Assets	88,358	96,201
Property, plant and equipment, net	147,941	141,037
Deferred tax assets	18,868	21,391
Long-term restricted cash	-	3,881
Other assets	2,441	2,763
Total Assets	$257,608	$265,273

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,443	$20,321
Current portion of long-term debt	7,561	6,286
Income tax payable	381	120
Other accrued liabilities	22,802	33,461
Total Current Liabilities	50,187	60,188
Long-term debt, net	11,300	22,126
Capital lease obligation, net	639	697
Deferred rent	39,060	37,595
Other long-term liabilities	5,290	5,768
Total Liabilities	106,476	126,374

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,856,706 and 51,607,143 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	182,491	185,998
Accumulated deficit	(31,326)	(47,058)
Accumulated other comprehensive loss	(38)	(46)
Total Stockholders' Equity	151,132	138,899
Total Liabilities and Stockholders' Equity	$257,608	$265,273

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$89,464	$84,270	$181,599	$168,984
Cost of sales	27,116	25,571	54,506	50,580
Gross profit	62,348	58,699	127,093	118,404
Selling, general and administrative expenses	50,748	46,990	101,960	94,939
Income from operations	11,600	11,709	25,133	23,465
Interest expense	(448)	(449)	(933)	(1,019)
Other income	62	37	98	68
Income before income taxes	11,214	11,297	24,298	22,514
Provision for income taxes	(3,491)	(4,448)	(8,566)	(8,907)
Net income	$7,723	$6,849	$15,732	$13,607

Income per common share:
Basic	$0.15	$0.13	$0.31	$0.26
Diluted	$0.15	$0.13	$0.30	$0.26

Weighted average shares outstanding:
Basic	51,633,150	51,378,485	51,578,691	51,368,826
Diluted	52,223,183	51,937,924	52,111,134	51,821,615

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$7,723	$6,849	$15,732	$13,607
Currency translation adjustment	3	(9)	8	(7)
Other comprehensive income (loss)	3	(9)	8	(7)
Comprehensive income	$7,726	$6,840	$15,740	$13,600

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Treasury units	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2015	51,437,973	$5	$180,192	$-	$(64,985)	$(11)	$115,201
Reclassification of impact of ASU 2016-09	-	-	687	-	(536)	-	151
Balance at January 1, 2016	51,437,973	$5	$180,879	$-	$(65,521)	$(11)	$115,352
Issuance of restricted shares	73,384	-	-	-	-	-	-
Stock based compensation	-	-	4,333	-	-	-	4,333
Stock option exercises	95,786	-	786	-	-	-	786
Foreign currency translation adjustments	-	-	-	-	-	(35)	(35)
Net income	-	-	-	-	18,463	-	18,463
Balance at December 31, 2016	51,607,143	$5	$185,998	$-	$(47,058)	$(46)	$138,899
Issuance of restricted shares	94,317	-	-	-	-	-	-
Cancellation of restricted shares	(7,272)	-	-	-	-	-	-
Stock based compensation	-	-	1,770	-	-	-	1,770
Stock option exercises	162,518	-	(109)	-	-	-	(109)
Dividends paid	-	-	(5,168)	-	-	-	(5,168)
Foreign currency translation adjustments	-	-	-	-	-	8	8
Net income	-	-	-	-	15,732	-	15,732
Balance at June 30, 2017	51,856,706	$5	$182,491	$-	$(31,326)	$(38)	$151,132

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$15,732	$13,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	12,592	11,184
Amortization of debt issuance costs	349	312
Loss on disposals of property, plant and equipment	152	386
Deferred rent	1,552	1,096
Stock based compensation	1,770	2,464
Deferred income taxes	2,523	429
Changes in operating assets and liabilities:
Trade receivables	(610)	(887)
Inventories	7,009	6,746
Prepaid expenses and other assets	5,139	1,099
Accounts payable	(1,015)	1,114
Income tax receivable / payable	382	(25)
Accrued expenses and other liabilities	(10,747)	3,236
Net cash provided by operating activities	34,828	40,761
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(20,000)	(11,703)
Net cash used in investing activities	(20,000)	(11,703)
Cash Flows From Financing Activities
Release of restricted cash	6,026	-
Payments of long-term debt and capital lease obligations	(34,646)	(26,301)
Advances on line of credit	25,000	-
Dividends paid	(5,168)	-
Proceeds from exercise of stock options	102	325
Employee taxes paid for shares withheld	(211)	-
Security deposits	-	2
Net cash used in financing activities	(8,897)	(25,974)
Effect of exchange rate changes on cash	8	(7)
Net change in cash	5,939	3,077
Cash and cash equivalents beginning of period	6,067	10,330
Cash and cash equivalents end of period	$12,006	$13,407
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,407	$826
Cash paid for interest	936	1,119
Cash paid for income taxes, net	5,817	8,932

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

The Company is a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States.  The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of June 30, 2017, the Company had 130 stores in 31 states and the District of Columbia, as well as an on-line retail operation. The Company also has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a final standard on revenue from contracts with customers. This new standard introduces a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts either proportionally in earnings as redemptions occur or when redemption is remote.  Upon adoption of the standard, the Company expects to present the gross sales returns reserve as a component of other accrued liabilities and establish a return asset that will be classified as a component of other current assets, net in the Consolidated Balance Sheet.  Currently, the Company presents its sales returns reserve net of the value of the return assets as a component of other accrued liabilities in the Consolidate Balance Sheet.  The Company continues to assess the impact of other aspects of this standard.  As the Company finalizes its assessment, the Company will take steps to finalize its accounting policies, establish new processes and controls when warranted, and ensure information is captured to conform with the disclosure requirements outlined under the new standard.  The standard is effective for the Company in fiscal 2018 and provides for either full retrospective adoption or modified retrospective adoption by which the cumulative effect of the change is recognized in retained earnings at the date of initial application.  The Company has elected to adopt this standard using the modified retrospective approach.

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

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance should be applied retrospectively after adoption. The Company’s restricted cash balance was $0.9 million as of June 30, 2017. Upon adopting the new standard, the Company anticipates that it will no longer present the release of restricted cash as a financing cash inflow. Instead, restricted cash and long-term restricted cash balances will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows.

Note 2: Inventories

Inventories are stated at the lower of cost (determined on the weighted-average cost method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of June 30, 2017 and December 31, 2016:

	(in thousands)
	June 30,	December 31,
	2017	2016
Finished goods	$56,422	$61,949
Raw materials	1,825	2,312
Finished goods in transit	9,039	10,034
Total	$67,286	$74,295

The Company records provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.5 million and $0.2 million as of June 30, 2017 and December 31, 2016, respectively.

Note 3: Income taxes

The Company’s effective tax rate on net income before income taxes for the three months ended June 30, 2017 and 2016, was 31.1% and 39.4%, respectively. The improvement in the effective tax rate was due to increases in excess tax benefits recognized in connection with the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options during the second quarter of 2017. For the three months ended June 30, 2017 and 2016, the Company recorded a provision for income taxes of $3.5 million and $4.4 million, respectively.

The Company's effective tax rate on net income before income taxes for the six months ended June 30, 2017 and 2016 was 35.3% and 39.6%, respectively. The improvement in the effective tax rate is attributable to an increase in excess tax benefits recognized in connection with the exercise of non-qualified stock options and disqualifying dispositions of incentive options during 2017. For the six months ended June 30, 2017 and 2016, the Company recorded a provision for income taxes of $8.6 million and $8.9 million, respectively.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of June 30, 2017 and 2016, the Company has not recognized any liabilities for uncertain tax positions, nor have interest and penalties related to uncertain tax positions been accrued.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$7,723	$6,849	$15,732	$13,607
Weighted average basic shares outstanding	51,633,150	51,378,485	51,578,691	51,368,826
Effect of dilutive securities attributable to stock-based awards	590,033	559,439	532,443	452,789
Weighted average diluted shares outstanding	52,223,183	51,937,924	52,111,134	51,821,615
Income per common share:
Basic	$0.15	$0.13	$0.31	$0.26
Dilutive	$0.15	$0.13	$0.30	$0.26
Anti-dilutive securities excluded from EPS calculation	209,570	117,807	254,511	197,761

Note 5: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	June 30,	December 31,
	2017	2016
Shareholder litigation accrual	$-	$9,500
Customer deposits	7,584	7,742
Accrued wages and salaries	3,539	4,962
Sales return reserve	3,602	3,080
Payroll and sales taxes	3,097	2,691
Other current liabilities	4,980	5,486
Total other accrued liabilities	$22,802	$33,461

Note 6: Long-term Debt

On June 2, 2015, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (as amended, the “Credit Agreement”). On December 9, 2016, the Credit Agreement was amended to permit an additional New Markets Tax Credit Financing arrangement and on February 10, 2017, the Credit Agreement was amended to permit the Company to make certain dividend payments. The Credit Agreement again was amended on July 17, 2017 to amend the consolidated fixed charge coverage ratio from 2.00:1.00 to 1.50:1.00 to provide greater flexibility in declaring and making dividend payments or other distributions to stockholders. The Credit Agreement provides the Company with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At June 30, 2017 the base interest rate was 4.75% and the LIBOR-based interest rate was 2.72%. Borrowings outstanding consisted of $3.0 million on the revolving line of credit and $15.2 million on the term loan as of June 30, 2017. There was $72.0 million available for borrowing on the revolving line of credit as of June 30, 2017. The Company can elect to prepay the term loan without incurring a penalty. Additional borrowings pursuant to the Credit Agreement may be used to support the Company’s growth and for working capital purposes. The Company incurred $1.0 million of debt issuance costs in connection with the Credit Agreement. These costs were capitalized as other current and other noncurrent assets, and will be amortized over the five-year life of the Credit Agreement. The term loan requires quarterly principal payments as follows (in thousands):

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Period
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. The Company was in compliance with the covenants as of June 30, 2017.

We have a standby letter of credits outstanding related to our workers compensation and medical insurance policies.  As of June 30, 2017 and 2016, the standby letter of credits totaled $1.1 million.

Long-term debt consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Costs	Principal	Costs
Term note payable - interest at 2.72% and 2.27% at June 30, 2017 and December 31, 2016, respectively	$15,221	$(65)	$17,721	$(114)
Commercial bank credit facility	3,000	-	10,000	-
Variable interest rate bonds (1.29% and 0.89% at June 30, 2017 and December 31, 2016), which mature April 1, 2023, collateralized by buildings and equipment	705	-	805	-
Total debt obligations	18,926	(65)	28,526	(114)
Less: current portion	7,605	(44)	6,350	(64)
Debt obligations, net of current portion	$11,321	$(21)	$22,176	$(50)

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The following table sets forth by Level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2017 and December 31, 2016 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	June 30, 2017	December 31, 2016
Assets	(in thousands)
Cash and cash equivalents	Level 1	$12,006	$6,067
Restricted cash	Level 1	855	3,000
Long-term restricted cash	Level 1	-	3,881

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

•

Long-term restricted cash: Consists of cash and cash equivalents held in bank deposit accounts restricted as to withdrawal and designated for expenditure in the construction of noncurrent assets.  The value was measured using quoted market prices in active markets.  The carrying amount approximates fair value.

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

Note 8: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock-based awards at fair value. The financial statements for the three and six months ended June 30, 2017 and 2016 include compensation cost for the portion of outstanding awards that vested during those periods. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock-based compensation expense related to stock options was $0.6 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively. Total stock-based compensation expense related to stock options was $1.2 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of June 30, 2017, the Company had outstanding stock options to purchase 2,103,524 shares of common stock at a weighted average exercise price of $14.72.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration other than continued service. Restricted share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain its adjusted EBITDA targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock-based compensation expense related to restricted stock was $0.3 million for the three months ended June 30, 2017 and 2016.  Total stock-based compensation expense related to restricted stock was $0.6 million for the six months ended June 30,

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

2017 and 2016. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of June 30, 2017, the Company had 168,361 outstanding restricted common shares.

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions, of $3.1 million, net of syndications fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the Consolidated Balance Sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of June 30, 2017, the balance of the contribution liability was $3.0 million, of which $0.5 million is classified as other accrued liabilities on the Consolidated Balance Sheet and $2.5 million is classified as other long-term liabilities on the Consolidated Balance Sheet.

After closing on this transaction, the Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund.  Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. During the

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

six months ended June 30, 2017, the Company received reimbursements totaling $6.0 million from the investment fund. As of June 30, 2017, the balance available in the Investment Fund available for reimbursement to the Company was $0.9 million.

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

The Company determined that this financing arrangement contains a VIE.  The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors’ contributions, of $5.6 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the Consolidated Balance Sheet.  The Company is recognizing the benefit of this net $4.4 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of June 30, 2017, the balance of the contribution liability was $2.1 million, of which $0.7 million is classified as other accrued liabilities on the Consolidated Balance Sheet and $1.4 million is classified as other long-term liabilities on the Consolidated Balance Sheet.

Note 10: Commitments and Contingencies

The Company, was a defendant in a consolidated class action arising in 2013 alleging it failed to disclose certain related party transactions in the Company’s SEC filings and press releases. In January 2017, the plaintiffs and the Company agreed to settle the lawsuit for $9.5 million.  The court approved the settlement, and entered an order dismissing the action on June 14, 2017.

The Company also is a nominal defendant in three actions brought derivatively on behalf of the Company by three shareholders in 2015.  The plaintiffs allege that the defendant-directors and/or officer breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, by engaging in or approving alleged insider trading, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also allege claims for insider trading and/or unjust enrichment. The Company moved to dismiss the actions, or in the alternative, to stay the actions.  Those motions have not yet been decided.

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

Note 11: Subsequent Events

On July 18, 2017, the Company declared a $0.05 dividend to stockholders of record as of the close of business on August 1, 2017. The dividend will be paid on August 15, 2017.

On July 17, 2017, Tile Shop Holdings, Inc. (the “Company”), its operating subsidiary, The Tile Shop, LLC, and certain other subsidiaries of the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with Fifth Third Bank, Bank of America, N.A., and The Huntington National Bank. The Third Amendment amends the Credit Agreement, dated June 2, 2015, among the Company, Fifth Third Bank, Bank of America, N.A., and The Huntington National Bank and certain other parties thereto (the “Credit Agreement”) to amend the consolidated fixed charge coverage ratio from 2.00:1.00 to 1.50:1.00 to provide the Company with greater flexibility in declaring and making dividend payments or other distributions to its stockholders.

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

Overview and Recent Trends

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of June 30, 2017, we operated 130 stores in 31 states and the District of Columbia, with an average size of 20,800 square feet. We also sell our products on our website.

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

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened 7 new stores in the first six months of 2017, and opened 9 new stores in the United States during 2016. We plan to open approximately 15 stores in 2017. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill transactions at these new locations.

For the three and six months ended June 30, 2017, we reported net sales of $89.5 million and $181.6 million, respectively. For the three and six months ended June 30, 2016, we reported net sales of $84.3 million and $169.0 million, respectively. The increase in sales for the six months ended June 30, 2017 was primarily due to sales generated by stores opened since June 30, 2016, as well as a comparable store sales increase of 2.7%.  During the six-month period ended June 30, 2017, we noted a decrease in the growth rate of comparable store sales compared to 2016.  A slight decrease in conversion rate was the primary driver of slowed comparable store sales growth during the second quarter.  We believe the most significant contributor to the decrease in conversion rate was inconsistent execution across certain markets. We anticipate a low to mid-single digit increase in comparable store sales for the year ending December 31, 2017.  Comparable store sales increased 7.6% during the year ended December 31, 2016.

For the three and six months ended June 30, 2017, we reported income from operations of $11.6 million and $25.1 million, respectively.  For the three and six months ended June 30, 2016, we reported income from operations of $11.7 million and $23.5 million.  The decrease in income from operations during the quarter was primarily driven by a deceleration in comparable store sales growth and an increase in occupancy costs.  During the six month period, the increase in income from operations was driven by the 2.7% increase in comparable store sales.

Net cash provided by operating activities was $34.8 million and $40.8 million for the six months ended June 30, 2017 and 2016, respectively, which was used to fund operations, new store construction activities, and debt repayments. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows. As of June 30, 2017, we had cash of $12.0 million and working capital of $38.2 million compared to cash of $13.4 million and working capital of $39.3 million at June 30, 2016.

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

Comparable store sales for the three months ended June 30, 2017 increased $0.5 million, compared to the three months ended June 30, 2016.  Comparable store sales for the six months ended June 30, 2017 increased $4.5 million, compared to the six months ended June 30, 2016.  The table below sets forth information about our same store sales growth for the three and six months ended June 30, 2017 and 2016.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Same store sales growth	0.5%	8.2%	2.7%	10.6%

The increase in same store sales growth is primarily attributable to an increase in the volume of transactions. Same store sales amounts include total charges to customers less any actual returns, and the change in the returns provision related to comparable stores. In general, we consider a new or relocated store in the comparable store sales calculation on the first day of the 13th full month of operation.

Between July 1, 2016 and June 30, 2017, we opened 13 new store locations. Incremental net sales of $4.7 million and $8.1 million occurred in the three and six months ended June 30, 2017, respectively, from stores not included in the comparable store base.

Cost of Sales Cost of sales consists primarily of material costs, freight, duties, and storage and delivery of product to the customers, as well as costs associated with manufacturing of setting and maintenance materials. For the three months ended June 30, 2017 and 2016, our cost of sales as a percentage of net sales was 30.3%.  For the six months ended June 30, 2017 and 2016, our cost of sales as a percentage of net sales was 30.0% and 29.9%, respectively. The increase was primarily attributable to an increased level of discounting during the six months ended June 30, 2017.

Selling, General, and Administrative Expenses For the three months ended June 30, 2017 and 2016, our selling, general, and administrative expenses as a percentage of net sales were 56.7% and 55.8%, respectively. The increase was primarily attributable to an increase in occupancy, compensation, benefit and advertising costs, which outpaced the growth of sales during the quarter.  For the six months ended June 30, 2017 and 2016, our selling, general, and administrative expenses as a percentage of net sales were 56.1% and 56.2%, respectively. The decrease was primarily attributable to an increase in sales growth, which outpaced the growth of selling, general, and administrative expenses for the six months ended June 30, 2017.

Provision for Income Taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Our effective tax rate for the three months ended June 30, 2017 and 2016 was 31.1% and 39.4%, respectively. Our effective tax rate for the six months ended June 30, 2017 and 2016 was 35.3% and 39.6%, respectively. The decrease in the Company’s tax rate for the three and six month periods was due to increases in excess tax benefits recognized in connection with the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options during the second quarter of 2017.

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

The reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2017 and 2016 is as follows:

	(in thousands)
	Three Months Ended
	June 30,
	2017	% of sales(1)	2016	% of sales(1)
Net income	$7,723	8.6%	$6,849	$8.1%
Interest expense	448	0.5%	449	0.5%
Income taxes	3,491	3.9%	4,448	5.3%
Depreciation & amortization	6,256	7.0%	5,613	6.7%
Special charges	298	0.3%	405	0.5%
Stock-based compensation	928	1.0%	1,235	1.5%
Adjusted EBITDA	$19,144	21.4%	$18,999	$22.5%

 (1) Amounts may not foot due to rounding.

	(in thousands)
	Six Months Ended
	June 30,
	2017	% of sales	2016	% of sales(1)
Net income	$15,732	8.7%	$13,607	8.1%
Interest expense	933	0.5%	1,019	0.6%
Income taxes	8,566	4.7%	8,907	5.3%
Depreciation & amortization	12,592	6.9%	11,184	6.6%
Special charges	649	0.4%	1,102	0.7%
Stock-based compensation	1,770	1.0%	2,464	1.5%
Adjusted EBITDA	$40,242	22.2%	$38,283	22.7%

(1) Amounts may not foot due to rounding.

The reconciliation of free cash flow to net cash provided by operating activities for the three and six months ended June 30, 2017 and 2016 is as follows:

	(in thousands)
	Six Months Ended
	June 30,
	2017	2016
Net cash provided by operating activities	$34,828	$40,761
Purchase of property, plant and equipment	(20,000)	(11,703)
Free cash flows	$14,828	$29,058

The reconciliation of GAAP income to Non-GAAP income for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
(in thousands, except share and per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts(1)
GAAP income	$11,214	$7,723	$0.15	$11,297	$6,849	$0.13
Special charges:
Litigation costs	298	205	0.00	405	246	0.00
Non-GAAP income	$11,512	$7,928	$0.15	$11,702	$7,095	$0.14

(1) Amounts may not foot due to rounding.

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
(in thousands, except share and per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts(1)
GAAP income	$24,298	$15,732	$0.30	$22,514	$13,607	$0.26
Special charges:
Litigation costs	649	420	0.01	1,102	666	0.01
Non-GAAP income	$24,947	$16,152	$0.31	$23,616	$14,273	$0.28

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

Results of Operations

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016

	(in thousands)
	2017	% of sales(1)	2016	% of sales
Net sales	$89,464		$84,270
Cost of sales	27,116	30.3%	25,571	30.3%
Gross profit	62,348	69.7%	58,699	69.7%
Selling, general and administrative expenses	50,748	56.7%	46,990	55.8%
Income from operations	11,600	13.0%	11,709	13.9%
Interest expense	(448)	(0.5)%	(449)	(0.5)%
Other income	62	0.1%	37	0.0%
Income before income taxes	11,214	12.5%	11,297	13.4%
Provision for income taxes	(3,491)	(3.9)%	(4,448)	(5.3)%
Net income	$7,723	8.6%	$6,849	8.1%

 (1) Amounts may not foot due to rounding.

Net Sales Net sales for the second quarter of 2017 increased $5.2 million, or 6.2%, over the second quarter of 2016. Comparable store sales increased $0.5 million for the second quarter of 2017 due to an increase in the volume of transactions. Net sales for the 13 new stores open less than twelve months were $4.7 million during the second quarter of 2017.

Gross Profit Gross profit for the second quarter of 2017 increased $3.6 million, or 6.2%, compared to the second quarter of 2016, primarily due to an increase in net sales. The gross margin rate was 69.7% for the second quarter 2016 and 2017.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the second quarter of 2017 increased $3.8 million, or 8.0%, compared to the second quarter of 2016. The increase in selling, general, and administrative expenses was primarily due to an increase in occupancy costs of $2.4 million as a result of opening 13 new stores during the period from July 1, 2016 through June 30, 2017. The remainder of the increase was driven primarily by an increase in variable compensation associated with a 0.5% increase in comparable store sales for the three months ended June 30, 2017. Selling, general, and administrative expenses as a percentage of net sales increased to 56.7% for the second quarter of 2017 compared to 55.8% for the second quarter of 2016. The increase was primarily attributable to an increase in occupancy, compensation, benefit and advertising costs, which outpaced the growth of sales during the quarter.

Selling, general, and administrative expenses include costs of $0.3 million and $0.4 million for the second quarters of 2017 and 2016, respectively, which relate to special charges consisting of shareholder and other litigation expenses.

Pre-opening Costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the second quarter of 2017 and 2016, we incurred pre-opening costs of $0.5 million and $0.2 million, respectively.

Interest Expense Interest expense was $0.4 million for the three months ended June 30, 2017 and 2016. The decrease in the average debt balance outstanding was offset by a higher interest rate during the quarter in 2017.

Provision for Income Taxes Income tax provision decreased $1.0 million for the second quarter of 2017 compared to the second quarter of 2016 due to a lower effective tax rate in the second quarter of 2017. Our effective tax rate for the three months ended June 30, 2017 and 2016 was 31.1% and 39.4%, respectively. The decrease in the Company’s tax rate for the second quarter of 2017 was due to increases in excess tax benefits recognized in connection with the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options during the second quarter of 2017.

Results of Operations

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

	(in thousands)
	2017	% of sales(1)	2016	% of sales(1)
Net sales	$181,599		$168,984
Cost of sales	54,506	30.0%	50,580	29.9%
Gross profit	127,093	70.0%	118,404	70.1%
Selling, general and administrative expenses	101,960	56.1%	94,939	56.2%
Income from operations	25,133	13.8%	23,465	13.9%
Interest expense	(933)	(0.5)%	(1,019)	(0.6)%
Other income	98	0.1%	68	0.0%
Income before income taxes	24,298	13.4%	22,514	13.3%
Provision for income taxes	(8,566)	(4.7)%	(8,907)	(5.3)%
Net income	$15,732	8.7%	$13,607	8.1%

(1) Amounts may not foot due to rounding.

Net Sales Net sales for the six months ended June 30, 2017 increased $12.6 million, or 7.5%, over the six months ended June 30, 2016. Comparable store sales increased $4.5 million for the six months ended June 30, 2017 due to an increase in the volume of transactions. Net sales for the 13 new stores open less than twelve months were $8.1 million during the six months ended June 30, 2017.

Gross Profit Gross profit for the six months ended June 30, 2017 increased $8.7 million, or 7.3%, compared to the six months ended June 30, 2016 due to the increase in net sales. The increases in sales was partially offset by a decrease in gross margin rate which fell from 70.1% for the six months ended June 30, 2016 to 70.0% for the six months ended June 30, 2017. The decrease was primarily attributable to an increased level of discounting during the six months ended June 30, 2017.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the six months ended June 30, 2017 increased $7.0 million, or 7.4%, compared to six months ended June 30, 2016. The increase in selling, general, and administrative expenses was primarily due to an increase in occupancy costs of $4.5 million as a result of opening 13 new stores during the period from April 1, 2016 through June 30, 2017. Selling, general, and administrative expenses as a percentage of net sales decreased to 56.1% for the six months ended June 30, 2017 compared to 56.2% for the six months ended June 30, 2016. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily due to a maturing store base that has higher net sales levels, which outpaced the growth of selling, general, and administrative expenses.

Selling, general, and administrative expenses include costs of $0.6 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively, which relate to special charges consisting of shareholder and other litigation expenses.

Pre-opening Costs Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses. During the six months ended June 30, 2017 and 2016, we incurred pre-opening costs of $0.8 million and $0.4 million, respectively.

Interest Expense Interest expense decreased $0.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease is primarily due to the decrease in the debt balance in 2017.

Provision for Income Taxes Our income tax provision decreased $0.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to a decrease in the Company’s tax rate for the six months ended June 30, 2017. Our effective tax rate for the three and six months ended June 30, 2017 and 2016 was 35.3% and 39.6%, respectively. The decrease in the Company’s tax rate for the six months ended June 30, 2017 was due to increases in excess tax benefits recognized in connection with the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options during the second quarter of 2017.

Liquidity and Capital Resources

Our principal uses of liquidity have been investments in working capital and capital expenditures. Our principal sources of liquidity are $12.0 million of cash and cash equivalents at June 30, 2017, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, and general corporate purposes. We also recently approved the establishment of a regular quarterly dividend that will enable us to return excess cash to stockholders. Future dividend payments are subject to the approval of the Board of Directors each quarter.

On June 2, 2015, we, and our operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (as subsequently amended, the “Credit Agreement”). On December 9, 2016, the Credit Agreement was amended to permit an additional New Markets Tax Credit Financing arrangement and on February 10, 2017, the Credit Agreement was amended to permit us to make certain dividend payments. The Credit Agreement again was amended on July 17, 2017 to amend the consolidated fixed charge coverage ratio from 2.00:1.00 to 1.50:1.00 to provide greater flexibility in declaring and making dividend payments or other distributions to stockholders. The Credit Agreement provides us with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of our assets, including but not limited to inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on our leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on our leverage ratio. At June 30, 2017 the base interest rate was 4.75% and the LIBOR-based interest rate was 2.72%. Borrowings outstanding consisted of $3.0 million on the revolving line of credit and $15.2 million on the term loan as of June 30, 2017. There was $72.0 million available for borrowing on the revolving line of credit as of June 30, 2017. We can elect to prepay the term loan without incurring a penalty. To the extent we have an outstanding balance on our term loan, the credit agreement requires quarterly principal payments as follows (in thousands):

Period
September 30, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. We were in compliance with the covenants as of June 30, 2017. We intend to make principal payments due in future periods using cash from operations.

We have a standby letter of credit outstanding related to our workers compensation and medical insurance policies. As of June 30, 2017 and 2016, the standby letter of credits totaled $1.1 million.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital Expenditures

Capital expenditures were $20.0 million and $11.7 million for the six months ended June 30, 2017 and 2016, respectively. The increase in capital expenditures is primarily due to the accelerated pace of new store openings. We opened 7 and 4 new stores during the six months ended June 30, 2017 and 2016, respectively. Additionally, the Company made incremental investments in its distribution facilities and information technology infrastructure. During the first six months of 2017, capital expenditures included $11.6 million associated with new store build-outs, remodels of existing stores, and merchandising projects, $5.2 million for general corporate purposes, including information technology infrastructure projects, and $3.2 million for distribution facilities.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. We plan to open approximately 15 stores during 2017.  Total capital expenditures are expected to be approximately $35 million in 2017.

Cash flows

The following table summarizes our cash flow data for the three months ended June 30, 2017 and 2016.

	(in thousands)
	Six Months Ended
	June 30,
	2017	2016
Net cash provided by operating activities	$34,828	$40,761
Net cash used in investing activities	(20,000)	(11,703)
Net cash used in financing activities	(8,897)	(25,974)

Operating activities

Cash provided by operating activities during the six months ended June 30, 2017 was $34.8 million, compared to $40.8 million during the six months ended June 30, 2016. The decrease is attributable to payment of the shareholder litigation settlement to an escrow account, which occurred during the six months ended June 30, 2017.

Investing activities

Net cash used in investing activities totaled $20.0 million for the six months ended June 30, 2017, compared to $11.7 million for the six months ended June 30, 2016. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, asset additions in our distribution and manufacturing facilities, information technology infrastructure, and general corporate information technology assets.

Financing activities

Net cash used in financing activities was $8.9 million for the six months ended June 30, 2017, compared to $26.0 million for the three months ended June 30, 2016. Cash used in financing activities during the six months ended June 30, 2017 was primarily for the payments of long-term debt and capital lease obligations of $34.6 million and an aggregate of $5.2 million in dividends paid to stockholders, offset by advances on the line of credit of $25.0 million and the release of restricted cash totaling $6.0 million.

Cash and cash equivalents totaled $12.0 million at June 30, 2017, versus $6.1 million at December 31, 2016. Working capital was $38.2 million at June 30, 2017, compared to $36.0 million at December 31, 2016.

Off-balance sheet arrangements

As of June 30, 2017 and December 31, 2016, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual arrangements

As of June 30, 2017, there were no material changes to our contractual obligations outside the ordinary course of business.

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a final standard on revenue from contracts with customers. This new standard introduces a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts either proportionally in earnings as redemptions occur or when redemption is remote.  Upon adoption of the standard, the Company expects to present the gross sales returns reserve as a component of other accrued liabilities and establish a return asset that will be classified as a component of other current assets, net in the Consolidated Balance Sheet.  Currently, the Company presents its sales returns reserve net of the value of the return assets as a component of other accrued liabilities in the Consolidate Balance Sheet.  The Company continues to assess the impact of other aspects of this standard.  As the Company finalizes its assessment, the Company will take steps to finalize its accounting policies, establish new processes and controls when warranted, and ensure information is captured to conform with the disclosure requirements outlined under the new standard.  The standard is effective for the Company in fiscal 2018 and provides for either full retrospective adoption or modified retrospective adoption by which the cumulative effect of the change is recognized in retained earnings at the date of initial application.  The Company has elected to adopt this standard using the modified retrospective approach.

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

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance should be applied retrospectively after adoption. The Company’s restricted cash balance was $0.9 million as of June 30, 2017.  Upon adopting the new standard, the Company anticipates that it will no longer present the release of restricted cash as a financing cash inflow. Instead, restricted cash and long-term restricted cash balances will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017 and have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was a defendant in a consolidated class action arising in 2013 alleging it failed to disclose certain related party transactions in the Company’s SEC filings and press releases. In January 2017, the plaintiffs and the Company agreed to settle the lawsuit for $9.5 million.  The court approved the settlement, and entered an order dismissing the action on June 14, 2017.

The Company also is a nominal defendant in three actions brought derivatively on behalf of the Company by three shareholders in 2015. The plaintiffs allege that the defendant-directors and/or officer breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, by engaging in or approving alleged insider trading, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also allege claims for insider trading and/or unjust enrichment. The Company moved to dismiss the actions, or in the alternative, to stay the actions.  Those motions have not yet been decided.

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
10.1

Third Amendment to Credit Agreement, dated July 17, 2017, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2017).

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

TILE SHOP HOLDINGS, INC.

Dated: August 4, 2017	By:	/s/ CHRIS R. HOMEISTER
Chris R. Homeister
Chief Executive Officer

Dated: August 4, 2017	By:	/s/ KIRK L. GEADELMANN
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
10.1

Third Amendment to Credit Agreement, dated July 17, 2017, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2017).

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