Form 10-Q
period 2017-09-30
TILE SHOP HOLDINGS, INC.
filed 2017-10-26
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 23, 2017, there were 52,158,065  shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$12,429	$6,067
Restricted cash	855	3,000
Trade receivables, net	2,663	2,414
Inventories	70,927	74,295
Income tax receivable	2,870	1,670
Other current assets, net	4,675	8,755
Total Current Assets	94,419	96,201
Property, plant and equipment, net	151,388	141,037
Deferred tax assets	17,919	21,391
Long-term restricted cash	-	3,881
Other assets	2,223	2,763
Total Assets	$265,949	$265,273

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,406	$20,321
Current portion of long-term debt	8,193	6,286
Income tax payable	157	120
Other accrued liabilities	23,970	33,461
Total Current Liabilities	60,726	60,188
Long-term debt, net	5,689	22,126
Capital lease obligation, net	608	697
Deferred rent	40,372	37,595
Other long-term liabilities	5,043	5,768
Total Liabilities	112,438	126,374

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 52,071,789 and 51,607,143 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	182,410	185,998
Accumulated deficit	(28,888)	(47,058)
Accumulated other comprehensive loss	(16)	(46)
Total Stockholders' Equity	153,511	138,899
Total Liabilities and Stockholders' Equity	$265,949	$265,273

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$84,421	$78,559	$266,020	$247,543
Cost of sales	27,759	23,400	82,265	73,980
Gross profit	56,662	55,159	183,755	173,563
Selling, general and administrative expenses	52,285	47,361	154,245	142,300
Income from operations	4,377	7,798	29,510	31,263
Interest expense	(505)	(363)	(1,438)	(1,382)
Other income	34	34	132	102
Income before income taxes	3,906	7,469	28,204	29,983
Provision for income taxes	(1,468)	(2,886)	(10,034)	(11,793)
Net income	$2,438	$4,583	$18,170	$18,190

Income per common share:
Basic	$0.05	$0.09	$0.35	$0.35
Diluted	$0.05	$0.09	$0.35	$0.35

Weighted average shares outstanding:
Basic	51,757,248	51,426,104	51,638,864	51,388,058
Diluted	52,053,655	51,929,226	52,011,208	51,817,588

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$2,438	$4,583	$18,170	$18,190
Currency translation adjustment	22	(2)	30	(10)
Other comprehensive income (loss)	22	(2)	30	(10)
Comprehensive income	$2,460	$4,581	$18,200	$18,180

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2015	51,437,973	$5	$180,192	$(64,985)	$(11)	$115,201
Reclassification of impact of ASU 2016-09	-	-	687	(536)	-	151
Balance at January 1, 2016	51,437,973	$5	$180,879	$(65,521)	$(11)	$115,352
Issuance of restricted shares	73,384	-	-	-	-	-
Stock based compensation	-	-	4,333	-	-	4,333
Stock option exercises	95,786	-	786	-	-	786
Foreign currency translation adjustments	-	-	-	-	(35)	(35)
Net income	-	-	-	18,463	-	18,463
Balance at December 31, 2016	51,607,143	$5	$185,998	$(47,058)	$(46)	$138,899
Issuance of restricted shares	161,213	-	-	-	-	-
Cancellation of restricted shares	(9,939)	-	-	-	-	-
Stock based compensation	-	-	2,759	-	-	2,759
Stock option exercises	313,372	-	1,417	-	-	1,417
Dividends paid	-	-	(7,764)	-	-	(7,764)
Foreign currency translation adjustments	-	-	-	-	30	30
Net income	-	-	-	18,170	-	18,170
Balance at September 30, 2017	52,071,789	$5	$182,410	$(28,888)	$(16)	$153,511

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$18,170	$18,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	19,395	16,954
Amortization of debt issuance costs	526	416
Loss on disposals of property, plant and equipment	205	420
Deferred rent	2,911	1,767
Stock based compensation	2,759	3,394
Deferred income taxes	3,472	1,065
Changes in operating assets and liabilities:
Trade receivables	(249)	(594)
Inventories	3,369	3,499
Prepaid expenses and other assets	4,163	(303)
Accounts payable	5,421	3,337
Income tax receivable / payable	(1,163)	(1,188)
Accrued expenses and other liabilities	(9,624)	3,721
Net cash provided by operating activities	49,355	50,678
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(28,031)	(19,645)
Net cash used in investing activities	(28,031)	(19,645)
Cash Flows From Financing Activities
Release of restricted cash	6,026	-
Payments of long-term debt and capital lease obligations	(44,672)	(32,132)
Advances on line of credit	30,000	-
Dividends paid	(7,764)	-
Proceeds from exercise of stock options	1,635	620
Employee taxes paid for shares withheld	(217)	-
Security deposits	-	(6)
Net cash used in financing activities	(14,992)	(31,518)
Effect of exchange rate changes on cash	30	(10)
Net change in cash	6,362	(495)
Cash and cash equivalents beginning of period	6,067	10,330
Cash and cash equivalents end of period	$12,429	$9,835
Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$4,935	$816
Cash paid for interest	1,453	1,483
Cash paid for income taxes, net	7,575	12,981

See accompanying Notes to Consolidated Financial Statements.

Note 1: Background

The Tile Shop, LLC was formed on December 30, 2002, as a Delaware limited liability company and began operations on January 1, 2003. Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated under the laws of the state of Delaware in June 2012 to become the parent company of The Tile Shop, LLC.

The Company is a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States.  The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of September 30, 2017, the Company had 134 stores in 31 states and the District of Columbia, as well as an on-line retail operation. The Company also has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

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

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued a standard that simplifies the subsequent measurement of inventory. Previously, an entity was required to measure inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes required that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The standard was effective for the Company at the beginning of fiscal 2017.  The adoption of this new standard did not have a material effect on the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a final standard on revenue from contracts with customers. This new standard introduces a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts either proportionally in earnings as redemptions occur or when redemption is remote.  Upon adoption of the standard, the Company expects to present the gross sales returns reserve as a component of other accrued liabilities and establish a return asset that will be classified as a component of other current assets, net in the Consolidated Balance Sheet.  Currently, the Company presents its sales returns reserve net of the value of the return assets as a component of other accrued liabilities in the Consolidated Balance Sheet.  The Company continues to assess the impact of other aspects of this standard.  As the Company finalizes its assessment, the Company will take steps to finalize its accounting policies, establish new processes and controls when warranted, and ensure information is captured to conform with the disclosure requirements outlined under the new standard.  The standard is effective for the Company in fiscal 2018 and provides for either full retrospective adoption or modified retrospective adoption by which the cumulative effect of the change is recognized in retained earnings at the date of initial application.  The Company has elected to adopt this standard using the modified retrospective approach.

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the Consolidated Balance Sheet.  The standard is effective in 2019, with early adoption permitted. The Company is currently assessing the effect the new standard will have on its consolidated financial statements.

In August 2016, the FASB issued an accounting standards update with new guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in the standards update provide guidance on eight specific cash flow issues. The standards update is effective for the Company in fiscal 2018 and shall be applied to the Company’s financial statements retrospectively. The Company is currently assessing the effect the new standard will have on its consolidated financial statements.

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for the Company in fiscal 2018, with early adoption permitted. The guidance should be applied retrospectively after adoption. The Company’s restricted cash balance was $0.9 million as of September 30, 2017. Upon adopting the new standard, the Company anticipates that it will no longer present the release of restricted cash as a financing cash inflow. Instead, restricted cash and long-term restricted cash balances will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows.

Note 2: Inventories

Inventories are stated at the lower of cost (determined on the weighted-average cost method) or market. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of September 30, 2017 and December 31, 2016:

	(in thousands)
	September 30,	December 31,
	2017	2016
Finished goods	$55,792	$61,949
Raw materials	1,794	2,312
Finished goods in transit	13,341	10,034
Total	$70,927	$74,295

The Company records provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.7 million and $0.2 million as of September 30, 2017 and December 31, 2016, respectively.

Note 3: Income taxes

The Company’s effective tax rate on net income before income taxes for the three months ended September 30, 2017 and 2016, was 37.6% and 38.6%, respectively. For the three months ended September 30, 2017 and 2016, the Company recorded a provision for income taxes of $1.5 million and $2.9 million, respectively.

The Company's effective tax rate on net income before income taxes for the nine months ended September 30, 2017 and 2016 was 35.6% and 39.3%, respectively. The improvement in the effective tax rate is attributable to an increase in excess tax benefits recognized in connection with the exercise of stock options during 2017. For the nine months ended September 30, 2017 and 2016, the Company recorded a provision for income taxes of $10.0 million and $11.8 million, respectively.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of September 30, 2017 and 2016, the Company has not recognized any liabilities for uncertain tax positions, nor have interest and penalties related to uncertain tax positions been accrued.

Note 4: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period.

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$2,438	$4,583	$18,170	$18,190
Weighted average basic shares outstanding	51,757,248	51,426,104	51,638,864	51,388,058
Effect of dilutive securities attributable to stock-based awards	296,407	503,122	372,344	429,530
Weighted average diluted shares outstanding	52,053,655	51,929,226	52,011,208	51,817,588
Income per common share:
Basic	$0.05	$0.09	$0.35	$0.35
Dilutive	$0.05	$0.09	$0.35	$0.35
Anti-dilutive securities excluded from EPS calculation	511,122	347,699	298,721	409,599

Note 5: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	September 30,	December 31,
	2017	2016
Customer deposits	$8,721	$7,742
Sales return reserve	3,230	3,080
Payroll and sales taxes	3,174	2,691
Accrued wages and salaries	2,727	4,962
Shareholder litigation accrual	-	9,500
Other current liabilities	6,118	5,486
Total other accrued liabilities	$23,970	$33,461

Note 6: Long-term Debt

On June 2, 2015, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (as amended, the “Credit Agreement”). On December 9, 2016, the Credit Agreement was amended to permit an additional New Markets Tax Credit Financing arrangement and on February 10, 2017, the Credit Agreement was amended to permit the Company to make certain dividend payments. The Credit Agreement again was amended on July 17, 2017 to adjust the consolidated fixed charge coverage ratio from 2.00:1.00 to 1.50:1.00 to provide greater flexibility in declaring and making dividend payments or other distributions to stockholders. The Credit Agreement provides the Company with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At September 30, 2017 the base interest rate was 4.75% and the LIBOR-based interest rate was 2.73%. Borrowings outstanding consisted of $13.2 million on the term loan and no outstanding balance on the revolving line of credit as of September 30, 2017. There was $75.0 million available for borrowing on the revolving line of credit as of September 30, 2017. The Company can elect to prepay the term loan without incurring a penalty. Additional borrowings pursuant to the Credit Agreement may be used to support the Company’s growth and for working capital purposes. The term loan requires quarterly principal payments as follows (in thousands):

Period
December 31, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. The Company was in compliance with the covenants as of September 30, 2017.

The Company has standby letters of credit outstanding related to its workers compensation and medical insurance policies.  As of September 30, 2017 and 2016, the standby letters of credit totaled $1.1 million.

Long-term debt consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Costs	Principal	Costs
Term note payable - interest at 2.73% and 2.27% at September 30, 2017 and December 31, 2016, respectively	$13,221	$(44)	$17,721	$(114)
Commercial bank credit facility	-	-	10,000	-
Variable interest rate bonds (1.29% and 0.89% at September 30, 2017 and December 31, 2016), which mature April 1, 2023, collateralized by buildings and equipment	705	-	805	-
Total debt obligations	13,926	(44)	28,526	(114)
Less: current portion	8,230	(37)	6,350	(64)
Debt obligations, net of current portion	$5,696	$(7)	$22,176	$(50)

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

The following table sets forth by Level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2017 and December 31, 2016 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

		Fair Value at
	Pricing	September 30,	December 31,
	Category	2017	2016
Assets	(in thousands)
Cash and cash equivalents	Level 1	$12,429	$6,067
Restricted cash	Level 1	855	3,000
Long-term restricted cash	Level 1	-	3,881

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

•

Restricted cash: Consists of cash and cash equivalents held in bank deposit accounts restricted as to withdrawal or that are under the terms of use for current operations.  The value was measured using quoted market prices in active markets.  The carrying amount approximates fair value.

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

Note 8: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock-based awards at fair value. The financial statements for the three and nine months ended September 30, 2017 and 2016 include compensation cost for the portion of outstanding awards that vested during those periods. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock-based compensation expense related to stock options was $0.6 million for both the three months ended September 30, 2017 and 2016. Total stock-based compensation expense related to stock options was $1.7 million and $2.6 million for the nine months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of September 30, 2017, the Company had outstanding stock options to purchase 1,920,621 shares of common stock at a weighted average exercise price of $15.10.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration other than continued service. Restricted share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain its adjusted EBITDA targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock-based compensation expense related to restricted stock was $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. Total stock-based compensation expense related to restricted stock was $1.1 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of September 30, 2017, the Company had 198,406 outstanding restricted common shares.

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions of $3.1 million, net of syndications fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction, which were classified as other current assets and other non-current assets in the Consolidated Balance Sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of September 30, 2017, the balance of the contribution liability was $2.9 million, of which $0.5 million is classified as other accrued liabilities on the Consolidated Balance Sheet and $2.4 million is classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund.  Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. During the nine months ended September 30, 2017, the Company received reimbursements totaling $6.0 million from the investment fund. As of September 30, 2017, the balance in the Investment Fund available for reimbursement to the Company was $0.9 million.

2013 New Market Tax Credit

In July 2013, the Company entered into a financing transaction with U.S. Bank and Chase Community Equity (“Chase”, and collectively with US. Bank, the “investors”) related to a $19.1 million acquisition, rehabilitation, and construction of the Company’s distribution center and manufacturing facilities in Durant, Oklahoma.  In this transaction, Tile Shop Lending loaned $13.5 million to the Tile Shop Investment Fund LLC.  The investors contributed $5.6 million to the Tile Shop Investment Fund LLC.  The investors are entitled to the tax benefits derived from the NMTC by virtue of their contribution while the Company received the proceeds, net of syndication fees, to apply toward the construction project.  This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase the investors’ interest. The Company believes that the investors will exercise the put option in September 2020 at the end of the recapture period. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require the Company to indemnify the investors for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company determined that this financing arrangement contains a VIE.  The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors’ contributions, of $5.6 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the Consolidated Balance Sheet.  The Company is recognizing the benefit of this net $4.4 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of September 30, 2017, the balance of the contribution liability was $1.9 million, of which $0.7 million is classified as other accrued liabilities on the Consolidated Balance Sheet and $1.2 million is classified as other long-term liabilities on the Consolidated Balance Sheet.

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

The Company also is a nominal defendant in three actions brought derivatively on behalf of the Company by three shareholders in 2015.  The plaintiffs allege that the defendant-directors and/or officers breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, by engaging in or approving alleged insider trading, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also allege claims for insider trading and/or unjust enrichment. The Company moved to dismiss the actions, or in the alternative, to stay the actions.  Those motions have not yet been decided.

By letter dated May 19, 2016, a shareholder of the Company demanded that the Board of Directors investigate alleged breaches of fiduciary duty related to the same matters described above and take action against certain present and former officers and directors of the Company. The Board of Directors has appointed a committee of two independent directors to investigate and evaluate the matters raised in the demand letter, and to recommend to the Company’s Board of Directors what actions, if any, should be taken by the Company with respect to the matters raised in the demand letter.

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

Note 11: Subsequent Events

On October 17, 2017, the Company declared a $0.05 dividend to stockholders of record as of the close of business on October 31, 2017. The dividend will be paid on November 14, 2017.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, unexpected delays or expenses related to opening new stores and maintaining or renovating existing stores, changes to economic or market conditions and customer preferences, disruptions in our supply chain, or inventory management, competitive factors, increases to interest rates or other impacts on our ability to obtain or maintain financing, unanticipated expenses related to operating as a public company including but not limited to litigation-related expenses, and those factors disclosed in the section captioned “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview and Recent Trends

We are a specialty retailer of manufactured and natural stone tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of September 30, 2017, we operated 134 stores in 31 states and the District of Columbia, with an average size of 20,500 square feet. We also sell our products on our website.

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

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened 11 new stores in the first nine months of 2017, and opened 9 new stores in the United States during 2016. Between October 1, 2016 and September 30, 2017, we opened 14 new store locations. We plan to open approximately 15 stores in 2017. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill transactions at these new locations.

For the three and nine months ended September 30, 2017, we reported net sales of $84.4 million and $266.0 million, respectively. For the three and nine months ended September 30, 2016, we reported net sales of $78.6 million and $247.5 million, respectively. The increase in sales for the three and nine months ended September 30, 2017 was primarily due to sales generated by stores opened since September 30, 2016, as well as comparable store sales increases of 1.1% and 2.2%, respectively.

During the three and nine months ended September 30, 2017, we experienced a decrease in the growth rate of comparable store sales compared to 2016.  Comparable store sales increased 7.6% during the year ended December 31, 2016. The deceleration in sales at comparable stores for the three and nine months ended September 30, 2017 was due to an increase in competitive activity, increased consumer demand for opening price point offerings, and a significant product transition which caused disruption to our product availability in our stores during the period.  In addition, inconsistent execution across certain markets also contributed to a lower conversion rate and lower sales.

The table below sets forth information about our same store sales growth for the three and nine months ended September 30, 2017 and 2016.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Same store sales growth	1.1%	5.7%	2.2%	9.0%

For the three and nine months ended September 30, 2017, we reported gross profit of $56.7 million and $183.8 million, respectively.  For the three and nine months ended September 30, 2016, we reported gross profit of $55.2 million and $173.6 million, respectively.  The gross margin rate for the three and nine months ended September 30, 2017 was 67.1% and 69.1%, respectively. The gross margin rate for the three and nine months ended September 30, 2016 was 70.2% and 70.1%, respectively.  The decrease in the gross margin rate was primarily due to promotional pricing and increased demand for opening price point product. Additionally, sales growth of installation and setting materials, which carry a lower gross margin rate, outpaced the sales performance of other product categories.

For the three and nine months ended September 30, 2017, we reported income from operations of $4.4 million and $29.5 million, respectively.  For the three and nine months ended September 30, 2016, we reported income from operations of $7.8 million and $31.3 million.  The decrease in income from operations during the period was primarily driven by a deceleration in comparable store sales growth, a decrease in our gross margin rate and an increase in occupancy costs due to the opening of new stores since October 1, 2016.

Net cash provided by operating activities was $49.4 million and $50.7 million for the nine months ended September 30, 2017 and 2016, respectively, which was used to fund operations, new store construction activities, and debt repayments. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows. As of September 30, 2017, we had cash of $12.4 million and working capital of $33.7 million compared with cash of $9.8 million and working capital of $37.7 million at September 30, 2016.

Year to date free cash flow in 2017 of $21.3 million enabled an additional $5.0 million reduction to long-term debt during the third quarter, bringing our net debt position to $1.5 million at quarter end. See the “Non-GAAP Measures” section below for a reconciliation of these Non-GAAP measures to the comparable GAAP measures.

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

Selling, General, and Administrative Expenses Selling, general, and administrative expenses consists primarily of payroll and benefit costs, occupancy, utilities, and maintenance costs, advertising cost, freight expenses to move inventory from the Company’s distribution centers to the Company’s stores, depreciation and amortization.

Pre-opening Costs Our pre-opening costs are those typically associated with the opening of a new stores and generally include rent expense, payroll costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general, and administrative expenses.

Provision for Income Taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business.

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), and adjusting for interest expense, income taxes, depreciation and amortization, stock based compensation expense, and special charges, which consist of litigation costs. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. Free cash flows is calculated by taking net cash provided by operating activities and subtracting net cash used for the purchase of property, plant and equipment. Non-GAAP net income excludes the special charges, which consist of litigation costs, and is net of tax. Net debt equals long-term debt, net, plus the current portion of long-term debt, minus cash and cash equivalents.

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

The reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2017 and 2016 is as follows:

	(in thousands)
	Three Months Ended
	September 30,
	2017	% of sales	2016	% of sales
Net income	$2,438	2.9%	$4,583	$5.8%
Interest expense	505	0.6%	363	0.5%
Income taxes	1,468	1.7%	2,886	3.7%
Depreciation & amortization	6,803	8.1%	5,770	7.3%
Special charges: Litigation costs	436	0.5%	725	0.9%
Stock-based compensation	989	1.2%	930	1.2%
Adjusted EBITDA	$12,639	15.0%	$15,257	$19.4%

	(in thousands)
	Nine Months Ended
	September 30,
	2017	% of sales(1)	2016	% of sales
Net income	$18,170	6.8%	$18,190	7.3%
Interest expense	1,438	0.5%	1,382	0.6%
Income taxes	10,034	3.8%	11,793	4.8%
Depreciation & amortization	19,395	7.3%	16,954	6.8%
Special charges: Litigation costs	1,084	0.4%	1,827	0.7%
Stock-based compensation	2,759	1.0%	3,394	1.4%
Adjusted EBITDA	$52,880	19.9%	$53,540	21.6%

 (1) Amounts may not foot due to rounding.

The reconciliation of free cash flows to net cash provided by operating activities for the three and nine months ended September 30, 2017 and 2016 is as follows:

	(in thousands)
	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by operating activities	$49,355	$50,678
Purchase of property, plant and equipment	(28,031)	(19,645)
Free cash flows	$21,324	$31,033

The reconciliation of GAAP income to Non-GAAP income for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
(in thousands, except share and per share data)	Pretax	Net of Tax	Per Share Amounts(1)	Pretax	Net of Tax	Per Share Amounts
GAAP income	$3,906	$2,438	$0.05	$7,469	$4,583	$0.09
Special charges: Litigation costs	436	272	0.01	725	445	0.01
Non-GAAP income	$4,342	$2,710	$0.05	$8,194	$5,028	$0.10

(1) Amounts may not foot due to rounding.

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
(in thousands, except share and per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP income	$28,204	$18,170	$0.35	$29,983	$18,190	$0.35
Special charges: Litigation costs	1,084	699	0.01	1,827	1,108	0.02
Non-GAAP income	$29,288	$18,869	$0.36	$31,810	$19,298	$0.37

The reconciliation of long-term debt, net to net debt as of September 30, 2017 is as follows:

As of
September 30, 2017
Long-term debt, net	$5,689
Current portion of long-term debt	8,193
Cash and cash equivalents	(12,429)
Net Debt	$1,453

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

Results of Operations

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016

	(in thousands)
	2017	% of sales	2016	% of sales(1)
Net sales	$84,421		$78,559
Cost of sales	27,759	32.9%	23,400	29.8%
Gross profit	56,662	67.1%	55,159	70.2%
Selling, general and administrative expenses	52,285	61.9%	47,361	60.3%
Income from operations	4,377	5.2%	7,798	9.9%
Interest expense	(505)	(0.6)%	(363)	(0.5)%
Other income	34	0.0%	34	0.0%
Income before income taxes	3,906	4.6%	7,469	9.5%
Provision for income taxes	(1,468)	(1.7)%	(2,886)	(3.7)%
Net income	$2,438	2.9%	$4,583	5.8%

(1) Amounts may not foot due to rounding.

Net Sales Net sales for the third quarter of 2017 increased $5.9 million, or 7.5%, over the third quarter of 2016, primarily due to an increase in sales generated by new stores and a comparable store sales increase of 1.1%.  Net sales for the 14 new stores open less than twelve months were $5.0 million during the third quarter of 2017. Comparable store sales increased $0.9 million for the third quarter of 2017 due to an increase in the average order value, which was partially offset by modest declines in traffic and conversion rate.

Gross Profit Gross profit for the third quarter of 2017 increased $1.5 million, or 2.7%, compared with the third quarter of 2016, primarily due to an increase in net sales. The gross margin rate decreased from 70.2% for the third quarter of 2016 to 67.1% for the third quarter of 2017. The decrease in the gross margin rate was primarily due to promotional pricing and increased demand for opening price point product. Additionally, sales growth of installation and setting materials, which carry a lower gross margin rate, outpaced the sales performance of other product categories.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the third quarter of 2017 increased $4.9 million, or 10.4%, compared with the third quarter of 2016. The increase in selling, general, and administrative expenses was primarily due to an increase in occupancy, compensation, benefit, and advertising costs associated with opening 14 new stores during the period from October 1, 2016 through September 30, 2017. Selling, general, and administrative expenses as a percentage of net sales increased to 61.9% for the third quarter of 2017 compared with 60.3% for the third quarter of 2016. The increase was primarily attributable to an increase in occupancy, compensation, benefit and advertising costs, which outpaced the growth of sales.

Selling, general, and administrative expenses include costs of $0.4 million and $0.7 million for the third quarters of 2017 and 2016, respectively, which relate to special charges consisting of litigation expenses.

Pre-opening Costs During the third quarters of 2017 and 2016, we incurred pre-opening costs of $0.5 million and $0.2 million, respectively.

Interest Expense Interest expense was $0.5 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in the average debt balance outstanding was offset by a higher interest rate during the third quarter of 2017.

Provision for Income Taxes Income tax provision decreased $1.4 million for the third quarter of 2017 compared with the third quarter of 2016 due to a decrease in income before income taxes during the third quarter of 2017. Our effective tax rate for the three months ended September 30, 2017 and 2016 was 37.6% and 38.6%, respectively.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

	(in thousands)
	2017	% of sales	2016	% of sales(1)
Net sales	$266,020		$247,543
Cost of sales	82,265	30.9%	73,980	29.9%
Gross profit	183,755	69.1%	173,563	70.1%
Selling, general and administrative expenses	154,245	58.0%	142,300	57.5%
Income from operations	29,510	11.1%	31,263	12.6%
Interest expense	(1,438)	(0.5)%	(1,382)	(0.6)%
Other income	132	0.0%	102	0.0%
Income before income taxes	28,204	10.6%	29,983	12.1%
Provision for income taxes	(10,034)	(3.8)%	(11,793)	(4.8)%
Net income	$18,170	6.8%	$18,190	7.3%

(1) Amounts may not foot due to rounding.

Net Sales Net sales for the nine months ended September 30, 2017 increased $18.5 million, or 7.5%, over the nine months ended September 30, 2016. The increase in sales for the nine months ended September 30, 2017 was primarily due to sales generated by stores opened since October 1, 2016, as well as a comparable store sales increase of 2.2%.  Net sales for the 14 new stores open less than twelve months were $13.1 million during the nine months ended September 30, 2017. Comparable store sales increased $5.4 million for the nine months ended September 30, 2017 due to modest increases in traffic and average order value partially offset by a modest decline in conversion rate.

Gross Profit Gross profit for the nine months ended September 30, 2017 increased $10.2 million, or 5.9%, compared with the nine months ended September 30, 2016 due to the increase in net sales. The gross margin rate decreased from 70.1% during the nine months ended September 30, 2016 to 69.1% during the nine months ended September 30, 2017. The decrease was primarily attributable to promotional pricing, increased demand for opening price point product and increased sales of lower margin installation and setting materials during the third quarter of 2017.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the nine months ended September 30, 2017 increased $11.9 million, or 8.4%, compared with the nine months ended September 30, 2016. The increase in selling, general, and administrative expenses was primarily due to an increase in occupancy, compensation, benefit, and advertising costs associated with opening 14 new stores during the period from October 1, 2016 through September 30, 2017. Selling, general, and administrative expenses as a percentage of net sales increased to 58.0% for the nine months ended September 30, 2017 compared with 57.5% for the nine months ended September 30, 2016. The increase in selling, general, and administrative expenses as a percentage of net sales was primarily attributable to an increase in occupancy, compensation, benefit, and advertising costs that outpaced the growth of sales.

Selling, general, and administrative expenses include costs of $1.1 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively, which relate to special charges consisting of litigation expenses.

Pre-opening Costs During the nine months ended September 30, 2017 and 2016, we incurred pre-opening costs of $1.3 million and $0.6 million, respectively.

Interest Expense Interest expense was $1.4 million for each of the nine months ended September 30, 2017 and 2016. The decrease in the average debt balance outstanding was offset by a higher interest rate in 2017.

Provision for Income Taxes Our income tax provision decreased $1.8 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 due to a decrease in income before income taxes and our tax rate for the nine months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2017 and 2016 was 35.6% and 39.3%, respectively. The decrease in our tax rate was due to increases in excess tax benefits recognized in connection with the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options during the second quarter of 2017.

Liquidity and Capital Resources

Our principal uses of liquidity have been investments in working capital and capital expenditures. Our principal sources of liquidity are $12.4 million of cash and cash equivalents at September 30, 2017, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, paying dividends to our shareholders and general corporate purposes.

On June 2, 2015, we, and our operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (as subsequently amended, the “Credit Agreement”). On December 9, 2016, the Credit Agreement was amended to permit an additional New Markets Tax Credit Financing arrangement and on February 10, 2017, the Credit Agreement was amended to permit us to make certain dividend payments. The Credit Agreement again was amended on July 17, 2017 to adjust the consolidated fixed charge coverage ratio from 2.00:1.00 to 1.50:1.00 to provide greater flexibility in declaring and making dividend payments or other distributions to stockholders. The Credit Agreement provides us with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of our assets, including but not limited to inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on our leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on our leverage ratio. At September 30, 2017 the base interest rate was 4.75% and the LIBOR-based interest rate was 2.73%. Borrowings outstanding consisted of $13.2 million on the term loan and no outstanding balance on the revolving line of credit as of September 30, 2017. There was $75.0 million available for borrowing on the revolving line of credit as of September 30, 2017. We can elect to prepay the term loan without incurring a penalty. To the extent we have an outstanding balance on our term loan, the credit agreement requires quarterly principal payments as follows (in thousands):

Period
December 31, 2017 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. We were in compliance with the covenants as of September 30, 2017. We intend to make principal payments due in future periods using cash from operations.

We have standby letters of credit outstanding related to our workers compensation and medical insurance policies. As of September 30, 2017 and 2016, the standby letters of credit totaled $1.1 million.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital Expenditures

Capital expenditures were $28.0 million and $19.6 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in capital expenditures is primarily due to the accelerated pace of new store openings. We opened 11 and 6 new stores during the nine months ended September 30, 2017 and 2016, respectively. Additionally, we made incremental investments in our distribution facilities and information technology infrastructure. During the first nine months of 2017, capital expenditures included $17.6 million associated with new store build-outs, remodels of existing stores, and merchandising projects, $6.4 million for general corporate purposes, including information technology infrastructure projects, and $4.0 million for distribution facilities.

Cash flows

The following table summarizes our cash flow data for the nine months ended September 30, 2017 and 2016.

	(in thousands)
	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by operating activities	$49,355	$50,678
Net cash used in investing activities	(28,031)	(19,645)
Net cash used in financing activities	(14,992)	(31,518)

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2017 was $49.4 million compared with $50.7 million during the nine months ended September 30, 2016. The decrease is attributable to payment of the shareholder litigation settlement to an escrow account, which occurred during the nine months ended September 30, 2017, offset by increases in depreciation and amortization.

Investing activities

Net cash used in investing activities totaled $28.0 million for the nine months ended September 30, 2017 compared with $19.6 million for the nine months ended September 30, 2016. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, asset additions in our distribution and manufacturing facilities, information technology infrastructure, and general corporate information technology assets.

Financing activities

Net cash used in financing activities was $15.0 million for the nine months ended September 30, 2017 compared with $31.5 million for the nine months ended September 30, 2016.  Net cash used in financing activities during the nine months ended September 30, 2017 was primarily for the payments of long-term debt and capital lease obligations of $44.7 million and an aggregate of $7.8 million in dividends paid to stockholders, offset by advances on the line of credit of $30.0 million and the release of restricted cash totaling $6.0 million.

Cash and cash equivalents totaled $12.4 million at September 30, 2017 compared with $6.1 million at December 31, 2016. Working capital was $33.7 million at September 30, 2017 compared with $36.0 million at December 31, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Arrangements

As of September 30, 2017, there were no material changes to our contractual obligations outside the ordinary course of business.

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued a standard that simplifies the subsequent measurement of inventory. Previously, an entity was required to measure inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes required that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The standard was effective for the Company at the beginning of fiscal 2017.  The adoption of this new standard did not have a material effect on the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a final standard on revenue from contracts with customers. This new standard introduces a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts either proportionally in earnings as redemptions occur or when redemption is remote.  Upon adoption of the standard, the Company expects to present the gross sales returns reserve as a component of other accrued liabilities and establish a return asset that will be classified as a component of other current assets, net in the Consolidated Balance Sheet.  Currently, the Company presents its sales returns reserve net of the value of the return assets as a component of other accrued liabilities in the Consolidated Balance Sheet.  The Company continues to assess the impact of other aspects of this standard.  As the Company finalizes its assessment, the Company will take steps to finalize its accounting policies, establish new processes and controls when warranted, and ensure information is captured to conform with the disclosure requirements outlined under the new standard.  The standard is effective for the Company in fiscal 2018 and provides for either full retrospective adoption or modified retrospective adoption by which the cumulative effect of the change is recognized in retained earnings at the date of initial application.  The Company has elected to adopt this standard using the modified retrospective approach.

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the Consolidated Balance Sheet.  The standard is effective in 2019, with early adoption permitted. The Company is currently assessing the effect the new standard will have on its consolidated financial statements.

In August 2016, the FASB issued an accounting standards update with new guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in the standards update provide guidance on eight specific cash flow issues. The standards update is effective for the Company in fiscal 2018 and shall be applied to the Company’s financial statements retrospectively. The Company is currently assessing the effect the new standard will have on its consolidated financial statements.

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal year 2018, with early adoption permitted. The guidance should be applied retrospectively after adoption. The Company’s restricted cash balance was $0.9 million as of September 30, 2017.  Upon adopting the new standard, the Company anticipates that it will no longer present the release of restricted cash as a financing cash inflow. Instead, restricted cash and long-term restricted cash balances will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017 and have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was a defendant in a consolidated class action arising in 2013 alleging it failed to disclose certain related party transactions in the Company’s SEC filings and press releases. In January 2017, the plaintiffs and the Company agreed to settle the lawsuit for $9.5 million.  The court approved the settlement and entered an order dismissing the action on June 14, 2017.

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

By letter dated May 19, 2016, a shareholder of the Company demanded that the Board of Directors investigate alleged breaches of fiduciary duty related to the same matters described above and take action against certain present and former officers and directors of the Company. The Board of Directors has appointed a committee of two independent directors to investigate and evaluate the matters raised in the demand letter, and to recommend to the Company’s Board of Directors what actions, if any, should be taken by the Company with respect to the matters raised in the demand letter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits
3.1

Certificate of Incorporation of Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-182482) filed with the Securities and Exchange Commission on July 2, 2012).

3.2

By-Laws of Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-182482) filed with the Securities and Exchange Commission on July 2, 2012).

10.1

Third Amendment to Credit Agreement, dated July 17, 2017, among Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2017).

10.2*	Tile Shop Holdings, Inc. Stock Restriction Agreement.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: October 26, 2017	By:	/s/ CHRIS R. HOMEISTER
Chris R. Homeister
Chief Executive Officer

Dated: October 26, 2017	By:	/s/ KIRK L. GEADELMANN
Kirk L. Geadelmann
Chief Financial Officer