Form 10-K
period 2017-12-31
TILE SHOP HOLDINGS, INC.
filed 2018-02-21
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately: $819,229,877.

As of February 16, 2018, the registrant had 52,152,031 shares of common stock outstanding.

TILE SHOP HOLDINGS, INC. FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

The Tile Shop, LLC (“The Tile Shop”) was founded in 1985 and Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, including The Tile Shop, the “Company” or “we”) was incorporated in Delaware in June 2012. We are a specialty retailer of natural stone and manufactured tiles, setting and maintenance materials, and related accessories in the United States. Our assortment includes over 4,000 products from around the world. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Manufactured tiles include ceramic, porcelain, glass, cement, wood look, and metal tiles. The majority of our tile products are sold under our proprietary Rush River and Fired Earth brand names. We purchase our tile products, accessories and tools directly from our network of suppliers. We manufacture our own setting and maintenance materials, such as thinset and sealers under our Superior brand name, as well as work with other suppliers to manufacture private label products. As of December 31, 2017, we operated 138 stores in 31 states and the District of Columbia, with an average size of approximately 20,300 square feet. We also sell our products on our website.

We believe that our long-term vendor relationships, together with our design, manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and professionals, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources and believe that we are a leading retailer of natural stone and manufactured tiles, setting and maintenance materials, and related accessories in the United States.

In 2017, we reported net sales and income from operations of $344.6 million and $25.8 million, respectively. Our 2016 and 2015 net sales were $324.2 million and $293.0 million, respectively, and our 2016 and 2015 income from operations was $32.9 million and $29.2 million, respectively. We opened fifteen new stores in 2017 and intend to open three new stores in 2018. As of the end of fiscal years 2017 and 2016, we had total assets of $270.7 million and $265.3 million, respectively.

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

Worldwide Sourcing Capabilities –  We have long-standing relationships with our tile suppliers throughout the world and work with them to design products exclusively for us. We believe that these direct relationships differentiate us from our competitors.

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

Strategic Plan

Key elements of our strategy include:

Best Assortment – We offer an extensive assortment of over 4,000 natural stone and manufactured tile products, setting and maintenance materials, accessories and tools. Our assortment is tailored to provide homeowners and professional customers distinctive fashion-forward products. We feature unique products and partner with industry-leading designers to curate collections that are sold exclusively in our stores. Our buying team sources products from across the world to provide our customers with good, better and best options to appeal to their individual tastes and budgets. We continuously refine our product assortment of setting and maintenance products, including installation materials and tools, to meet the changing and growing needs of our professional customers. We believe the ongoing emphasis placed on maintaining a best-in-class assortment is a critical component of our strategy. In 2018, we plan to add a significant number of new products to our assortment. We are committed to maintaining a product assortment that meets the needs of an upscale, fashion conscious homeowner, as well as all of the professional customers who serve that homeowner.

Best Service – We are committed to providing our customers a high degree of in-store service through our motivated, well-trained store team members. We continue to make investments to improve our hiring, management and development training practices which have resulted in significant reductions in sales associate turnover and increased our average manager tenure. The improvement in turnover and manager tenure has proven to contribute to better product knowledge, store leadership, and overall customer experience. We also engage with our customers through our e-commerce website (TileShop.com), which provides inspiration, enhanced product information and research and design tools that support product selection. In 2018, we plan to add to the number of regional sales leader positions, increase sales and warehouse staff compensation, and invest in customer relationship management and content management capabilities. Our exceptional customer service gives customers the ability to design with confidence.

Best Presentation – We bring our products to life in our stores by showcasing a broad array of the items we offer in up to 50 different bathroom, kitchen, fireplace, foyer and other vignettes. We also showcase our products on our website. In 2018, we plan to continue refining our website to provide more inspirational and informative content, promote our design appointment capabilities, enhance our sampling process, and introduce a new platform to promote professional customer commerce. Additionally, we plan to make investments to remodel vignettes in approximately 30 stores, enhance our in-store merchandising and simplify the process to execute product transitions. We are committed to maintaining our reputation as a destination store where customers find inspiration.

We plan to increase our existing store base by three stores in 2018. All stores we intend to open in 2018 will be located in existing markets where we will be able to leverage economies of scale in marketing, distribution and store talent. Longer term, we believe we have exceptional opportunities to continue to add stores in existing markets and expand into new markets. Additionally, we will continue to focus on strategies to further enhance the return on our new store investments by selecting retail spaces that provide us the opportunity to reduce the initial investment to build a new store and, in some cases, the ongoing occupancy costs.

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

Our stores are designed to emphasize our products in a visually appealing showroom format. Our average store is approximately 20,300 square feet, with a majority of the square footage devoted to the showroom and several thousand square feet of warehouse space, which is used primarily to hold customer orders waiting to be picked up or delivered. Our stores are typically accessible from major roadways and have significant visibility to passing traffic. We can adapt to a range of existing buildings, whether free-standing or in shopping centers. All of our stores are leased.

Unlike many of our competitors, we devote a substantial portion of our store space to showrooms, including samples of our over 4,000 products and up to 50 different vignettes of bathrooms, kitchens, fireplaces, foyers, outdoor living, and other distinct spaces that showcase our products. Our showrooms are designed to provide our customers with a better understanding of how to integrate various types of tile in order to create an attractive presentation in their homes. Many stores are also equipped with a training center designed to teach customers how to properly install tile.

A typical store staff consists of a manager, an assistant manager, sales associates, and a warehouse leader. Our store managers are responsible for store operations and for overseeing our customers’ shopping experience. We offer financing to customers through a branded credit card provided by a third-party consumer finance company.

Marketing

We utilize a variety of marketing strategies and programs to acquire and retain customers, including both consumers and trade professionals. Our advertising primarily consists of digital media, direct marketing, including email and postal mail, in store events, and mobile and traditional media vehicles, including newspaper circular/print ads, radio, out-of-home and video. We continually test and learn from new media and adjust our programs based on performance.

Our e-commerce site, TileShop.com, supports desktop, tablet, and mobile devices and is designed for consumers, trade professionals and industry stakeholders to learn about our brand, our value propositions, and our product assortment and installation techniques, and to look up our store locations and account information. It hosts our Design Studio, a collaborative platform that enables the creation of customized 3D design renderings to scale, allowing customers to bring their ideas to life. On social media, #TheTileShop provides current and prospective customers a high level of brand engagement and enables customers to share their finished projects in our inspiration gallery. TileShop.com also serves as a commerce platform for our customers who want to purchase products within or outside of our physical store footprint. Products can be delivered to a job site, home, or store location.

Products

We offer an extensive and complete assortment of natural stone and manufactured tile products, sourced directly from our suppliers. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Manufactured tiles include ceramic, porcelain, glass, cement, wood look, and metal tiles. Our wide assortment of accessories, including trim pieces, mosaics, pencils, listellos, and other unique products encourage our customers to make a fashion statement with their tile project. This also helps us to deliver a high level of customer satisfaction and drive repeat business. We also offer a broad range of setting and maintenance materials, such as thinset, grout, sealers, and accessories, including installation tools, shower and bath shelves, drains, and similar products. We also offer customers delivery service through third-party freight providers. We sell most of our products under our proprietary brand names, including Superior Adhesives & Chemicals, Superior Tools & Supplies, Rush River, and Fired Earth. In total, we offer over 4,000 different tile products, setting and maintenance materials, and accessory products. The percentage of sales by product category were comprised of the following for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Manufactured tiles	43%	39%
Natural stone tiles	33	37
Setting and maintenance materials	11	11
Accessories	11	11
Delivery service	2	2
	100%	100%

Suppliers

We have long-standing relationships with our suppliers throughout the world and work with them to design and manufacture products exclusively for us. We believe that these direct relationships differentiate us from our competitors.

We currently purchase tile products from approximately 250 different suppliers. Our top ten tile suppliers accounted for 50% of our tile purchases in 2017.  Our largest supplier accounted for approximately 18% of our total purchases in 2017.  We believe that alternative and competitive suppliers are available for most of our products. Purchases were made from the following continents for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Asia	51%	47%
Europe (including Turkey)	27	33
North America	19	17
South America	2	3
Africa	1	0
	100%	100%

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

We fulfill customer orders primarily by shipping our products to our stores where customers can either pick them up or arrange for home delivery. Orders placed on our website are shipped directly to customers’ homes from our distribution centers or a local store. We continue to evaluate logistics alternatives to best serve our store base and our customers. We believe that our existing distribution facilities will continue to play an integral role in our growth strategy, and we expect to establish one or more additional distribution centers to support geographic expansion of our store base and to support our store growth plans.

Competition

The retail tile market is highly-fragmented. We compete directly with large national home improvement centers that offer a wide range of home improvement products, including flooring. In addition, we also compete with regional and local specialty retailers of tile, factory-direct stores, a large number of privately-owned, single-site stores, and online-only competitors. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl. The barriers of entry into the retail tile industry are relatively low and new or existing tile retailers could enter our markets and increase the competition that we face. Many of our competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied product offerings, and greater financial, technical, and other resources.

We believe that the key competitive factors in the retail tile industry include:

•	product assortment;
•	product presentation;
•	customer service;
•	store location;
•	immediacy of inventory; and
•	price.

We believe that we compete favorably with respect to each of these factors by providing a highly diverse selection of products to our customers, at an attractive value, in appealing and convenient store locations, with exceptional customer service and on-site instructional opportunities. Further, while some larger factory-direct competitors manufacture their own products, many of our competitors purchase their tile from domestic manufacturers or distributors when they receive an order from a customer. We also believe that we offer a broader range of products and stronger in-store customer support than these competitors.

Employees

As of December 31, 2017, we had 1,634 employees, 1,488 of whom were full-time and none of whom were represented by a union. Of these employees, 1,292 work in our stores, 76 work in corporate, store support, infrastructure or similar functions, and 266 work in distribution and manufacturing facilities. We believe that we have good relations with our employees.

Property and Trademarks

We have registered and unregistered trademarks for all of our brands, including 20 registered trademarks. We regard our intellectual property as having significant value and our brands are an important factor in the marketing of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.

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

Our operations and properties are also subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances, and wastes and relating to the investigation and cleanup of contaminated properties, including off-site disposal locations. We do not incur significant costs complying with environmental laws and regulations. However, we could be subject to material costs, liabilities, or claims relating to environmental compliance in the future, especially in the event of changes in existing laws and regulations or in their interpretation.

Products that we import into the United States are subject to laws and regulations imposed in conjunction with such importation, including those issued and enforced by U.S. Customs and Border Protection. We work closely with our suppliers to ensure compliance with the applicable laws and regulations in these areas.

Financial Information about Geographic Areas

A majority of our revenues and profits are generated within the United States and nearly all of our long-lived assets are located within the United States as well. We have also established a sourcing office based in China.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Exchange Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be read and copied at the SEC Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

We maintain a website at www.tileshop.com, the contents of which are not part of or incorporated by reference into this Annual Report on Form 10-K. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports available on our website, free of charge, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. Our Code of Business Conduct and Ethics, as well as any waivers from and amendments to the Code of Business Conduct and Ethics, is also posted on our website.

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

Our business, financial condition and operating results are affected by general economic conditions and discretionary spending by our customers. Such general economic conditions and discretionary spending are beyond our control and are affected by, among other things:

•	the housing market, including housing turnover and home values;
•	consumer confidence in the economy;
•	unemployment trends;
•	consumer debt levels;
•	consumer credit availability;
•	data security and privacy concerns;
•	energy prices;
•	interest rates and inflation;
•	rates of growth in real disposable personal income;
•	natural disasters and unpredictable weather;
•	trade relations and tariffs;
•	tax rates and tax policy; and
•	other matters that influence consumer confidence and spending.

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

The retail tile industry in the United States is highly competitive. Participants in the tile industry compete primarily based on product variety, customer service, store location, and price. There can be no assurance that we will be able to continue to compete favorably with our competitors in these areas. Our store competitors include large national home centers, regional and local specialty retailers of tile, factory direct stores, privately-owned, single-site stores and online-only competitors. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl sheet. In the past, we have faced periods of heightened competition that materially affected our results of operations. Certain of our competitors have greater name recognition, longer operating histories, more varied product offerings, and substantially greater financial and other resources than us. Accordingly, we may face periods of intense competition in the future that could have a material adverse effect on our planned growth and future results of operations. Moreover, the barriers to entry into the retail tile industry are relatively low. New or existing retailers could enter our markets and increase the competition that we face. In addition, manufacturers and suppliers of tile and related products, including those whose products we currently sell, could enter the United States retail tile market and start directly competing with us. Competition in existing and new markets may also prevent or delay our ability to gain relative market share. Any of the developments described above could have a material adverse effect on our planned growth and future results of operations.

If we fail to successfully manage the challenges that our planned growth poses or encounter unexpected difficulties during our expansion, our revenues and profitability could be materially adversely affected.

One of our long-term objectives is to increase revenue and profitability through market share gains. Our ability to achieve market share growth, however, is contingent upon our ability to open new stores and achieve operating results in new stores at the same level as our similarly situated current stores. We anticipate opening three stores in fiscal year 2018. There can be no assurance that we will be able to open stores in new markets at the rate required to achieve market leadership in such markets, identify and obtain favorable store sites, arrange favorable leases for stores, obtain governmental and other third-party consents, permits, and licenses needed to open or operate stores in a timely manner, train and hire a sufficient number of qualified managers for new stores, attract a strong customer base and brand familiarity in new markets, or successfully compete with established retail tile stores in the new markets that we enter. Failure to open new stores in an effective and cost-efficient manner could place us at a competitive disadvantage as compared to retailers who are more adept than us at managing these challenges, which, in turn, could negatively affect our overall operating results.

Our same store sales fluctuate due to a variety of economic, operating, industry and environmental factors and may not be a fair indicator of our overall performance.

Our same store sales have experienced fluctuations, which can be expected to continue. Numerous factors affect our same store sales results, including among others, the timing of new and relocated store openings, the relative proportion of new and relocated stores to mature stores, cannibalization resulting from the opening of new stores in existing markets, changes in advertising and other operating costs, the timing and level of markdowns, changes in our product mix, weather conditions, retail trends, the retail sales environment, economic conditions, inflation, the impact of competition, and our ability to execute our business strategy. As a result, same store sales or operating results may fluctuate and may cause the price of our securities to fluctuate significantly. Therefore, we believe that period-to-period comparisons of our same store sales may not be a reliable indicator of our future overall operating performance.

We intend to open additional stores in both our existing markets and new markets, which poses both the possibility of diminishing sales by existing stores in our existing markets and the risk of a slow ramp-up period for stores in new markets.

Our expansion strategy includes plans to open three additional stores in existing markets during 2018.  In future periods, we intend to continue opening stores in new and existing markets. Because our stores typically draw customers from their local areas, additional stores may draw customers away from nearby existing stores and may cause same store sales performance at those existing stores to decline, which may adversely affect our overall operating results. Additionally, stores in new markets typically have a ramp-up period before sales become steady enough for such stores to be profitable. Our ability to open additional stores will be dependent on our ability to promote and/or recruit enough qualified store managers, assistant store managers, and sales associates. The time and effort required to train and supervise a large number of new managers and associates and integrate them into our culture may divert resources from our existing stores. If we are unable to profitably open additional stores in both new and existing markets and limit the adverse impact of those new stores on existing stores, it may reduce our same store sales and overall operating results during the implementation of our expansion strategy.

Our expansion strategy will be dependent upon, and limited by, the availability of adequate capital.

Our expansion strategy will require adequate capital for, among other purposes, opening new stores, distribution centers, and manufacturing facilities, as well as entering new markets. Such expenditures will include researching real estate and consumer markets, leases, inventory, property and equipment costs, integration of new stores and markets into company-wide systems and programs, and other costs associated with new stores and market entry expenses and growth. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. In addition, our credit facility may limit the amount of capital expenditures that we may make annually, depending on our leverage ratio. If we fail to obtain sufficient additional capital in the future or we are unable to make capital expenditures under our credit facility, we could be forced to curtail our expansion strategies by reducing or delaying capital expenditures relating to new stores and new market entry. As a result, there can be no assurance that we will be able to fund our current plans for the opening of new stores or entry into new markets.

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

We source the over 4,000 products that we stock and sell from approximately 250 domestic and international suppliers. We source a large number of those products from foreign manufacturers, including 50% of our products from a group of ten suppliers located in Asia, Europe and the United States. Our largest supplier accounted for approximately 18% of our total purchases in 2017.  We generally take title to these products sourced from foreign suppliers overseas and are responsible for arranging shipment to our distribution centers. Financial instability among key suppliers, political instability, trade restrictions, tariffs, currency exchange rates, and transport capacity and costs are beyond our control and could negatively impact our business if they seriously disrupt the movement of products through our supply chain or increase the costs of our products.

Our ability to offer compelling products, particularly products made of unique stone, depends on the continued availability of sufficient suitable natural products.

Our business strategy depends on offering a wide assortment of compelling products to our customers. We sell, among other things, products made from various natural stones from quarries throughout the world. Our ability to obtain an adequate volume and quality of hard-to-find products depends on our suppliers ability to furnish those products, which, in turn, could be affected by many things, including the exhaustion of stone quarries. If our suppliers cannot deliver sufficient products, and we cannot find replacement suppliers, our net sales and operating results may be adversely affected.

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

If our products do not meet applicable safety standards or our customers’ expectations regarding safety, we could experience lost sales and increased costs and be exposed to legal and reputational risk. All of our suppliers must comply with applicable product safety laws, and we are dependent on them to ensure that the products we sell in our stores comply with all safety standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to private ligation and result in costly product recalls and other liabilities. In addition, negative customer perceptions regarding the safety of the products we sell could cause our customers to purchase from our competitors, resulting in a decrease in our sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our customers.

 If customers are unable to obtain third-party financing at satisfactory rates, sales of our products could be materially adversely affected.

Our business, financial condition, and results of operations have been, and may continue to be affected, by various economic factors. Deterioration in the current economic environment could lead to reduced consumer and business spending, including by our customers. It may also cause customers to shift their spending to products that we either do not sell or that generate lower profitably for us. Further, reduced access to credit may adversely affect the ability of consumers to purchase our products. This potential reduction in access to credit may adversely impact our ability to offer customers credit card financing through third-party credit providers on terms similar to those offered currently, or at all. In addition, economic conditions, including decreases in access to credit, may result in financial difficulties leading to restructuring, bankruptcies, liquidations and other unfavorable events for our customers, which may adversely impact our industry, business, and results of operations.

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

We depend on a few key employees, and if we lose the services of these employees, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, and sales personnel. If any of these key employees ceases to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully hire other experienced and qualified key employees cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. As a result, the loss or unavailability of any of our key employees could have a material adverse effect on us. Specifically, our founder and former Chief Executive Officer currently serves as our interim Chief Executive Officer and no assurance can be given that a suitable replacement can be hired.

The burden of debt under our existing credit facility and additional debt could adversely affect us, make us more vulnerable to adverse economic or industry conditions, and prevent us from fulfilling our debt obligations or from funding our strategies.

We have entered into a credit facility with Fifth Third Bank, Bank of America, N.A., and The Huntington National Bank on June 2, 2015. As of December 31, 2017, our term loan balance was $11.3 million and the balance on our revolving line of credit was $15.0 million. The amount of available future borrowings on our revolving credit facility was $60.0 million as of December 31, 2017. The terms of our credit facility and the burden of the indebtedness incurred thereunder could have serious consequences for us, such as:

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

We currently lease all of our store locations and certain distribution center locations. Many of our current leases provide us with the unilateral option to renew for several additional rental periods at specific rental rates. Our ability to renegotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional store locations, could depend on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, or other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

Compliance with laws or changes in existing or new laws and regulations or regulatory enforcement priorities could adversely affect our business.

We must comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently and such changes can impose significant costs and other burdens of compliance on our business and suppliers. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, or environmental issues, or compliance with the Foreign Corrupt Practices Act could have an adverse impact on our financial condition and results of operations. Changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations could increase our cost of doing business.

We may also be subject to audits by various taxing authorities. Changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could have an adverse effect on our business and results of operations.

The final impacts of the Tax Cuts and Jobs Act could be materially different from our current estimates, which could have an adverse effect on our business and results of operations.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affect us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, including determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities and reassessing the net realizability of our deferred tax assets and liabilities. Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next twelve months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. Our estimated impact of the new law is based on management's current knowledge and assumptions. We expect to record any adjustments in the next year in accordance with the guidance provided in SAB 118.

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

Our results may be affected by the prices of the materials used in the manufacture of tile, setting and maintenance materials, and related accessories that we sell. These prices may fluctuate based on a number of factors beyond our control, including: oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates, and government regulation. In addition, energy costs have fluctuated dramatically in the past and may fluctuate in the future. These fluctuations may result in an increase in our transportation costs for distribution from the manufacturer to our distribution centers and from our regional distribution centers to our stores, utility costs for our distribution and manufacturing centers and stores, and overall costs to purchase products from our suppliers.

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

We believe that our growth was achieved in part through the effectiveness of our marketing strategies. Historically, we have used internet, print, and radio advertisements containing discounts and promotional offers to encourage customers to visit our stores. A significant portion of our advertising was invested to support the opening of new stores and directed at professional customers. In future periods, we intend to de-emphasize the use of discount offers to attract customers. Limited use of discount and promotional offers in future periods could fail to attract customers resulting in a decrease in store traffic. While our marketing strategy continues to support our growth strategy and remains focused on professional customers, we have broadened the reach and frequency of our advertising to increase the recognition of our value proposition and the number of customers served. We may need to further increase our marketing expense to support our business strategies in the future. If our marketing strategies fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our net sales and operating results.

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

In connection with payment card sales and other transactions, including bank cards, debit cards, credit cards and other merchant cards, we process and transmit confidential banking and payment card information. Additionally, as part of our normal business activities, we collect and store sensitive personal information related to our employees, customers, suppliers and other parties. Despite our security measures, our information technology and infrastructure may be vulnerable to criminal cyber-attacks or security incidents due to employee error, malfeasance or other vulnerabilities. Any such incidents could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Third parties may have the technology and know-how to breach the security of this information, and our security measures and those of our banks, merchant card processing and other technology suppliers may not effectively prohibit others from obtaining improper access to this information. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures.

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

We maintain various insurance policies for employee health and workers’ compensation. We are self-insured on certain health insurance plans and are responsible for losses up to a certain limit for these respective plans. We are also self-insured with regard to workers’ compensation coverage, in which case we are responsible for losses up to certain retention limits on both a per-claim and aggregate basis.

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Fluctuating healthcare costs, our significant growth rate and changes from our past experience with workers’ compensation claims could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or employee health insurance costs increase beyond what was expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may produce materially different amounts of expense than that reported under these programs, which could adversely impact our operating results.

We are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business, financial condition and results of operations.

We are, and may become, involved in shareholder, consumer, employment, tort or other litigation. We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceedings could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.

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

Our directors and executive officers, together with their affiliates, beneficially hold approximately 25% of our outstanding shares of common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2017, we operated 138 stores located in 31 states and the District of Columbia with an average square footage of approximately 20,300 square feet. The table below sets forth the locations (alphabetically by state) of our 138 stores in operation as of December 31, 2017.

State	Stores	State	Stores	State	Stores	State	Stores
Arkansas	1	Iowa	1	Minnesota	7	Oklahoma	2
Arizona	4	Illinois	11	Missouri	5	Pennsylvania	5
Colorado	4	Indiana	4	North Carolina	4	Rhode Island	1
Connecticut	2	Kansas	2	Nebraska	1	South Carolina	2
Delaware	1	Kentucky	3	New Jersey	7	Tennessee	4
District of Columbia	1	Massachusetts	3	New Mexico	1	Texas	16
Florida	5	Maryland	5	New York	8	Virginia	6
Georgia	4	Michigan	7	Ohio	8	Wisconsin	3
						Total	138

We lease all of our stores. Our approximately 15,000 square foot headquarters in Plymouth, Minnesota is attached to our store. We own four regional facilities used for distribution of purchased product and manufacturing of setting and maintenance materials, located in Spring Valley, Wisconsin; Ottawa Lake, Michigan; Ridgeway, Virginia; and Durant, Oklahoma, which consist of 69,000, 271,000, 134,000, and 260,000 square feet, respectively.  We also lease a distribution facility in Dayton, New Jersey that is 103,000 square feet.

We believe that our material property holdings are suitable for our current operations and purposes. We intend to open three new retail locations in 2018.

ITEM 3. LEGAL PROCEEDINGS

The Company was a defendant in a consolidated class action arising in 2013 alleging it failed to disclose certain related party transactions in the Company’s SEC filings and press releases. In January 2017, the plaintiffs and the Company agreed to settle the lawsuit for $9.5 million.  The court approved the settlement and entered an order dismissing the action on June 14, 2017.

The Company also is a nominal defendant in three actions brought derivatively on behalf of the Company by three shareholders in 2015.  The plaintiffs allege that the defendant-directors and/or officers breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also allege claims for insider trading and/or unjust enrichment. The Company moved to dismiss the actions, or in the alternative, to stay the actions.  Those motions have not yet been decided.

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

Based on the Company’s assessment of the derivative actions and demand, the range of resulting loss is not expected to have a material impact on the Company’s financial statements.

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

None.

Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Stock Market under the symbol “TTS”. The following table shows the high and low sale prices per share of our common stock as reported on The Nasdaq Stock Market for the periods indicated:

		Common Stock
	Quarter	High	Low
Fiscal Year 2016	First	$16.63	$12.40
	Second	$20.00	$14.53
	Third	$21.05	$15.05
	Fourth	$21.40	$15.95

Fiscal Year 2017	First	$20.90	$17.25
	Second	$22.40	$18.90
	Third	$20.90	$12.05
	Fourth	$13.20	$8.08

As of February 16, 2018, we had approximately 85 holders of record of our common stock. This figure does not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

As of February 16, 2018, we had outstanding a total of 52,152,031 shares of common stock. The last reported sales price for our common stock on February 16, 2018 was $8.45.

Dividends Paid Per Share

Date Paid	Amount
March 24, 2017	$0.05
May 16, 2017	$0.05
August 15, 2017	$0.05
November 14, 2017	$0.05

Prior to 2017, we did not pay dividends to our stockholders.  On February 21, 2018 we declared a $0.05 dividend to stockholders of record as of the close of business on March 5, 2018.  The dividend will be paid on March 16, 2018.  It is our intent to continue to pay quarterly dividends in the future; however, we may suspend or change this program at any time and there can be no guarantee that we will continue to pay dividends in any specific amount or at any specific time.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The graph and table below present our cumulative total stockholder returns relative to the performance of the S&P SmallCap 600 and the Dow Jones U.S. Furnishings Index for the period commencing December 31, 2013 and ending December 31, 2017, the last trading day of fiscal year 2017. The comparison assumes $100 invested at the close of trading on December 31, 2012 in (i) our common stock, (ii) the stocks comprising the S&P SmallCap 600, and (iii) the stocks comprising the Dow Jones U.S. Furnishings Index. All values assume that all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end amounts based on the last trading day in each fiscal quarter. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

	Tile Shop Holdings, Inc.	S&P Small Cap 600	Dow Jones U.S. Furnishings Index
December 31, 2013	$100.00	$100.00	$100.00
December 31, 2014	$49.14	$104.44	$112.97
December 31, 2015	$90.76	$100.93	$124.17
December 31, 2016	$108.19	$125.91	$137.38
December 31, 2017	$53.90	$140.68	$157.31

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from (i) our audited financial statements included elsewhere in this report as of December 31, 2017 and 2016 and for the years ended December 31, 2017,  2016,  and 2015 and (ii) our audited financial statements not included elsewhere in this report as of December 31, 2015,  2014, and 2013 and for the years ended December 31, 2014 and 2013. The following selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	As of December 31, or for the year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share)
Statement of Income Data
Net sales	$344,600	$324,157	$292,987	$257,192	$229,564
Cost of sales	108,378	97,261	89,377	78,300	68,755
Gross profit	236,222	226,896	203,610	178,892	160,809
Selling, general and administrative expenses	210,376	193,983	174,384	157,316	127,731
Income from operations	25,846	32,913	29,226	21,576	33,078
Interest expense	1,857	1,715	2,584	3,141	2,581
Change in fair value of warrants	-	-	-	-	54,219
Other income (expense)	170	141	130	(506)	4
Income (loss) before income taxes	24,159	31,339	26,772	17,929	(23,718)
Provision for income taxes	13,340	12,876	11,076	7,382	11,942
Net income (loss)	$10,819	$18,463	$15,696	$10,547	$(35,660)
Earnings per share	$0.21	$0.36	$0.31	$0.21	$(0.72)
Weighted average shares outstanding (diluted)	51,928	51,880	51,305	51,030	49,600
Balance Sheet Data
Cash and cash equivalents	$6,621	$6,067	$10,330	$5,759	$1,761
Inventories	85,259	74,295	69,878	68,857	67,756
Total assets	270,725	265,273	245,007	252,190	241,642
Total debt and capital lease obligations, including current maturities(1)	27,712	29,208	56,812	93,264	96,676
Total stockholders' equity	143,874	138,899	115,201	93,695	78,496
Working capital	43,525	36,013	47,497	52,468	51,719
Cash Flow Data
Net cash provided by operating activities	$45,691	$53,552	$60,264	$47,201	$21,211
Net cash used in investing activities	(40,549)	(27,252)	(18,994)	(40,552)	(52,955)
Net cash (used in) provided by financing activities	(4,594)	(30,528)	(36,688)	(2,651)	30,518
Other Selected Financial Data (unaudited)
Adjusted EBITDA(2)	$57,173	$68,047	$58,420	$47,460	$54,294
Adjusted EBITDA margin(2)	16.6%	21.0%	19.9%	18.5%	23.7%
Gross margin rate(3)	68.5%	70.0%	69.5%	69.6%	70.0%
Operating income margin(4)	7.5%	10.2%	10.0%	8.4%	14.4%
Same stores sales growth(5)	0.5%	7.6%	7.4%	(0.4)%	12.4%
Stores open at end of period	138	123	114	107	88

(1)

Amounts as of December 31, 2017, 2016, and 2015 consist of total debt and capital lease obligations, including current maturities, net of debt issuance costs.  Amounts as of December 31, 2014 and 2013 include total debt and capital lease obligations, including current maturities.

(2)

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States, or GAAP, and adjusting for interest expense, income taxes, depreciation and amortization, non-cash change in fair value of warrants, stock based compensation expense, and special charges, which consists of equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation and for budgeting and planning purposes. These measures are used in monthly financial reports prepared for management and our Board of Directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

(3)	Gross margin rate is gross profit divided by net sales.
(4)	Operating income margin is income from operations divided by net sales.
(5)

Same store sales growth is the percentage change in sales of comparable stores period over period. A store is considered comparable on the first day of the 13th full month of operation. When a store in relocated, it is excluded from the same stores sales growth calculation. Same store sales growth amounts include total charges to customers less any actual returns. Beginning in 2015, we include the change in the allowance for anticipated sales returns applicable to comparable stores in the same store sales calculation. Prior to 2015, we did not include estimated return provisions or sale allowances in the same store sales calculation, as return reserves were calculated on a consolidated level. Same store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses.

Reconciliation of Non-GAAP Adjusted EBITDA to GAAP Net Income (Loss)

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net income (loss)	$10,819	$18,463	$15,696	$10,547	$(35,660)
Interest expense	1,857	1,715	2,584	3,141	2,581
Income taxes	13,340	12,876	11,076	7,382	11,942
Change in fair value of warrants	-	-	-	-	54,219
Depreciation & amortization	26,239	23,042	22,236	19,925	14,316
Special charges	1,762	7,618	1,283	1,848	2,216
Stock based compensation	3,156	4,333	5,545	4,617	4,680
Adjusted EBITDA	$57,173	$68,047	$58,420	$47,460	$54,294

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in the Annual Report on Form 10-K. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than are included in the following discussion. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions, although some forward-looking statements are expressed differently. The forward-looking statements in this Form 10-K relate to, among other things, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; our strategic plan and the anticipated benefits of our strategic plan; legal proceedings; our intended future process for determining and assessing compensation; our expectations for the future use of equity incentive plans; our expectations regarding financing arrangements; our expectations with respect to dividend payments; supply costs and expectations, including the continued availability of sufficient products from our suppliers; costs and adequacy of insurance; our expectations with respect to ongoing compliance with the terms of our credit facility; the effect of regulations on us and our industry and our compliance with such regulations; our expectations regarding the effects of employee recruiting, training, mentoring, and retention; and our expectations regarding the impact of federal corporate tax reform.

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

Overview

We are a specialty retailer of natural stone and manufactured tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of December 31, 2017, we operated 138 stores in 31 states and the District of Columbia, with an average size of approximately 20,300 square feet. We also sell our products on our website.

We purchase our tile products and accessories directly from suppliers and manufacture our own setting and maintenance materials, such as thinset, grout, and sealers. We believe that our long-term supplier relationships, together with our design, manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and professionals, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources, and we believe that we are a leading retailer of natural stone and manufactured tiles, setting and maintenance materials, and related accessories in the United States.

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened fifteen new stores in the United States in 2017, and plan to open three stores in 2018. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store growth will drive increased net sales and income from operations. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill orders at these new locations.

The table below sets forth information about our net sales, operating income and stores opened from 2015 to 2017.

	For the year ended December 31,
	2017	2016	2015
	(in thousands, except store data)
Net sales	$344,600	$324,157	$292,987
Income from operations	$25,846	$32,913	$29,226
New stores opened during period	15	9	7

Net cash provided by operating activities was $45.7 million, $53.6 million and $60.3 million for 2017,  2016 and 2015,  respectively, which was used to fund operations, new stores, construction activities and debt repayments. We expect to continue to fund the majority of our capital expenditures and daily operations from our operating cash flows. As of December 31, 2017, we had cash of $6.6 million and working capital of $43.5 million.

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

Same store sales growth is the percentage change in sales of comparable stores period-over-period. A store is considered comparable on the first day of the 13th full month of operation. When a store in relocated, it is excluded from the same stores sales growth calculation. Same store sales growth amounts include total charges to customers less any actual returns. We include the change in allowance for anticipated sales returns applicable to comparable stores in the same store sales calculation.

Cost of Sales Cost of sales consists primarily of material costs, freight, custom and duties fees, and storage and delivery of product to the customers, as well as physical inventory losses and costs associated with manufacturing of setting and maintenance materials.

Gross Profit Gross profit is net sales less cost of sales. Gross margin rate is the percentage determined by dividing gross profit by net sales.

Selling, General and Administrative Expenses Selling, general, and administrative expenses consists primarily of compensation costs, occupancy, utilities, maintenance costs, advertising cost, shipping and transportation expenses to move inventory from our distribution centers to our stores, depreciation and amortization.

Pre-opening Costs Our pre-opening costs are those typically associated with the opening of new stores and generally include rent expense, compensation costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general, and administrative expenses.

Income Taxes We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business.

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and adjusting for interest expense, income taxes, depreciation and amortization, non-cash change in fair value of warrants, stock based compensation expense, and special charges, which consists of equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. Non-GAAP net income excludes special charges, which consist of shareholder investigation and other litigation costs, tax reform costs, and the write-off of debt issuance costs, and is net of tax.

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

The reconciliation of Adjusted EBITDA to net income (loss) for the years ended December 31, 2013 through December 31, 2017 is as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net income (loss)	$10,819	$18,463	$15,696	$10,547	$(35,660)
Interest expense	1,857	1,715	2,584	3,141	2,581
Income taxes	13,340	12,876	11,076	7,382	11,942
Change in fair value of warrants	-	-	-	-	54,219
Depreciation & amortization	26,239	23,042	22,236	19,925	14,316
Special charges	1,762	7,618	1,283	1,848	2,216
Stock based compensation	3,156	4,333	5,545	4,617	4,680
Adjusted EBITDA	$57,173	$68,047	$58,420	$47,460	$54,294

The reconciliation of GAAP income to Non-GAAP income for the years ended December 31, 2017,  2016 and 2015 is as follows:

	Year Ended December 31, 2017
			Per Share
	Pretax	Net of Tax	Amounts
	(in thousands, except per share data)
GAAP income	$24,159	$10,819	$0.21
Special charges:
Shareholder and other litigation costs	1,762	1,112	0.02
Tax reform(1)	-	4,562	0.09
Non-GAAP income	$25,921	$16,493	$0.32
(1)

Represents an adjustment for impacts of a change in the income tax provision due to the re-measurement of deferred income tax positions to reflect the new corporate tax rates pursuant to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). This provisional amount is subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the Tax Act, as provided by recent SEC guidance.

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

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

	2017	% of sales	2016	% of sales
	(in thousands)
Net sales	$344,600	100.0%	$324,157	100.0%
Cost of sales	108,378	31.5%	97,261	30.0%
Gross profit	236,222	68.5%	226,896	70.0%
Selling, general and administrative expenses	210,376	61.0%	193,983	59.8%
Income from operations	25,846	7.5%	32,913	10.2%
Interest expense	(1,857)	(0.5)%	(1,715)	(0.5)%
Other income	170	0.0%	141	0.0%
Income before income taxes	24,159	7.0%	31,339	9.7%
Provision for income taxes	(13,340)	(3.9)%	(12,876)	(4.0)%
Net income	$10,819	3.1%	$18,463	5.7%

Net Sales –  Net sales for fiscal year 2017 increased $20.4 million, or 6.3%, over fiscal year 2016, primarily due to an increase in net sales generated by fifteen stores opened in 2017 and a comparable store sales increase of 0.5%. Net sales for the fifteen new stores open less than twelve months were $18.8 million during the fiscal year 2017. Comparable store sales increased $1.6 million for the fiscal year 2017 due to an increase in the average order value, which was partially offset by a modest decline in traffic. Net sales for the fourth quarter of fiscal year 2017 increased $2.0 million, or 2.6%, over the fourth quarter of fiscal year 2016, primarily due to sales from stores not included in the comparable store base, offset by a comparable store sales decrease of 4.9%. Traffic weakened during the fourth quarter of fiscal year 2017.

Gross Profit –  Gross profit increased $9.3 million, or 4.1%, for fiscal year 2017 compared to fiscal year 2016,  primarily due to the increase in net sales. The gross margin rate decreased to 68.5% in fiscal year 2017 from 70.0% for fiscal year 2016.  The gross margin rate decline for the fiscal year 2017 was driven primarily by promotions and competitive pricing activity and product mix changes. Gross profit decreased $0.8 million in the fourth quarter of fiscal year 2017 compared to the fourth quarter of fiscal year 2016. The decrease in gross profit is primarily due to a decrease in the gross margin rate from 69.6% to 66.8% during the three months ended December 31, 2016 and 2017, respectively. The gross margin rate decline for the fourth quarter was driven primarily by promotions and competitive pricing activity tied to orders initiated during third quarter that were closed in the fourth quarter and orders generated over the Black Friday weekend. Inventory control costs and product mix changes also contributed to the decrease in gross margin for the quarter.

Selling, General and Administrative Expenses –  Selling, general, and administrative expenses increased $16.4 million, or 8.5%, in fiscal year 2017 compared to fiscal year 2016.  Selling, general, and administrative expenses as a percentage of net sales increased to 61.0% in fiscal year 2017 from 59.8% for the fiscal year 2016.  The primary driver for the selling, general, and administrative expenses increase was due to the costs associated with opening and operating fifteen new stores in 2017, including a $9.7 million increase in occupancy expenses,  a  $4.2 million increase in compensation expenses,  a  $2.6 million increase in advertising expenses and a $0.9 million increase in transportation expenses.  Additionally, we recorded asset impairment charges of $1.1 million during fiscal year 2017.  No asset impairment charges were recognized in fiscal year 2016.

Selling, general, and administrative expenses include special charges of $1.8 million and $7.6 million for fiscal years 2017 and 2016, respectively, which consist of litigation expenses.

Pre-opening Costs –During fiscal years 2017 and 2016, we recorded pre-opening costs of $1.7 million and $0.9 million, respectively. The increase in pre-opening costs was due to an increase in the number of new store openings in 2017.

Income from Operations – Income from operations decreased by $7.1 million, or 21.5%, for fiscal year 2017 compared to fiscal year 2016.  The decrease is attributable to an increase in selling, general and administrative expenses and a lower gross margin rate. Operating income margin decreased to 7.5% for fiscal year 2017, compared to 10.2% for fiscal year 2016 due to increased selling, general and administrative expenses that outpaced sales growth and a lower gross margin rate.

Interest Expense –  Interest expense increased $0.1 million, or 8.3%, for fiscal year 2017 compared to the fiscal year 2016. The increase is due to an increase in the interest rates during fiscal year 2017.

Provision for Income Taxes –  The income tax provision increased $0.5 million for fiscal year 2017 compared to fiscal year 2016.  Our effective tax rate was 55.2% in 2017 and 41.1% in 2016.  The increase in tax expense and our overall tax rate was primarily due to a $4.6 million charge taken during the fourth quarter of fiscal year 2017 to reduce the value of our deferred tax assets in accordance with the Tax Cuts and Jobs Act of 2017. The increase in tax expense was partially offset by lower income before income taxes.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

	2016	% of sales	2015	% of sales(1)
	(in thousands)
Net sales	$324,157	100.0%	$292,987	100.0%
Cost of sales	97,261	30.0%	89,377	30.5%
Gross profit	226,896	70.0%	203,610	69.5%
Selling, general and administrative expenses	193,983	59.8%	174,384	59.5%
Income from operations	32,913	10.2%	29,226	10.0%
Interest expense	(1,715)	(0.5)%	(2,584)	(0.9)%
Other income	141	0.0%	130	0.0%
Income before income taxes	31,339	9.7%	26,772	9.1%
Provision for income taxes	(12,876)	(4.0)%	(11,076)	(3.8)%
Net income	$18,463	5.7%	$15,696	5.4%

(1) Amounts do not foot due to rounding

Net Sales – Net sales for fiscal year 2016 increased $31.2 million, or 10.6%, to $324.2 million, compared to fiscal year 2015 as net sales in comparable stores increased $22.1 million and net sales in non-comparable stores increased $9.1 million. Net sales increased primarily due to the 7.6% increase in sales at comparable stores resulting from an increase in professional customer sales, increases in the number of orders and order size as a result of continued reductions in sales associate turnover and a continued increase in average store manager tenure. The increase in net sales generated by new stores relates to the expansion of our store base by nine locations in fiscal year 2016 and the inclusion of sales for the seven stores that opened in 2015 prior to their inclusion in comparable store sales.

Gross Profit – Gross profit increased $23.3 million, or 11.4%, for fiscal year 2016 compared to fiscal year 2015 primarily due to the increase in net sales. Gross margin rate increased to 70.0% for fiscal year 2016, from 69.5% for fiscal year 2015. The increase in the gross margin rate was primarily attributable to improved inventory control processes and better collection of revenue at stores for customer deliveries.

Selling, General and Administrative Expenses – Selling, general, and administrative expenses increased $19.6 million, or 11.2%, in fiscal year 2016 compared to fiscal year 2015. Selling, general, and administrative expenses as a percentage of net sales increased to 59.8% in fiscal year 2016, compared to 59.5% in fiscal year 2015. The increase included a $6.3 million increase in special charges related to litigation expenses. In addition, selling, general, and administrative expenses also increased due to new store openings and variable compensation expense associated with comparable store sales growth, which contributed a $6.4 million increase in compensation expenses,  a  $2.3 million increase in occupancy expenses, $1.6 million increase in transportation expenses and a $0.8 million increase in depreciation.

Selling, general, and administrative expenses include special charges of $7.6 million and $1.3 million for fiscal years 2016 and 2015, respectively, which primarily relate to litigation expenses.

Pre-opening Costs – During fiscal years 2016 and 2015, we recorded pre-opening costs of $0.9 million and $0.5 million, respectively. This difference reflects the opening of nine new stores and two relocations in 2016 versus seven new stores in 2015.

Income from Operations – As a result of the increase in net sales discussed above, income from operations increased by $3.7 million, or 12.6%, for fiscal year 2016 compared to fiscal year 2015. Operating income margin increased to 10.2% for fiscal year 2016, compared to 10.0% for fiscal year 2015 due to improved sales performance, an increase in gross profit, and strong cost control, partially offset by increased litigation expenses.

Interest Expense – Interest expense decreased $0.9 million, or 33.6%, for fiscal year 2016 compared to fiscal year 2015. The decrease is due to the reduction of debt in fiscal year 2016.

Provision for Income Taxes – Income tax provision increased $1.8 million for fiscal year 2016 compared to fiscal year 2015 due to higher taxable income.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $6.6 million of cash and cash equivalents at December 31, 2017, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, and general corporate purposes. We intend to continue our regular quarterly dividend that will enable us to return excess cash to stockholders. Future dividend payments are subject to the approval of the Board of Directors each quarter.

On June 2, 2015, we, and our operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (as subsequently amended, the “Credit Agreement”). On December 9, 2016, the Credit Agreement was amended to permit an additional New Markets Tax Credit Financing arrangement and on February 10, 2017, the Credit Agreement was amended to permit us to make certain dividend payments. The Credit Agreement again was amended on July 17, 2017 to adjust the consolidated fixed charge coverage ratio from 2.00:1.00 to 1.50:1.00 to provide greater flexibility in declaring and making dividend payments or other distributions to stockholders. The Credit Agreement provides us with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of our assets, including but not limited to inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on our leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on our leverage ratio. At December 31, 2017 the base interest rate was 5.00% and the LIBOR-based interest rate was 3.06%. Borrowings outstanding consisted of $11.3 million on the term loan and $15.0 million on the revolving line of credit as of December 31, 2017.  There was $60.0 million available for borrowing on the revolving line of credit as of December 31, 2017. We can elect to prepay the term loan without incurring a penalty. To the extent we have an outstanding balance on our term loan, the credit agreement requires quarterly principal payments as follows (in thousands):

Period
March 31, 2018 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. We were in compliance with the covenants as of December 31, 2017.  We intend to make principal payments due in future periods using cash from operations.

We have standby letters of credit outstanding related to our workers’ compensation and employee health insurance policies. As of December 31, 2017 and 2016, the standby letters of credit totaled $1.1 million.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital Expenditures

Capital expenditures in 2017,  2016 and 2015 were $40.6 million,  $27.3 million and $19.0 million, respectively.  The increase in capital expenditures is primarily due to the accelerated pace of new store openings. We opened fifteen,  nine and seven stores during fiscal years 2017,  2016 and 2015, respectively. During fiscal year 2017, $26.2 million was for new store build-out and remodels of existing stores, $7.1 million was for our information technology infrastructure in stores,  $3.1 million was for investments in our distribution and manufacturing facilities, and the remainder was for general corporate purposes. During fiscal year 2016, $16.2 million was for new store build-out and remodels of existing stores, $6.9 million was for our information technology infrastructure in stores, $4.2 million was for investments in our distribution and manufacturing facilities, and the remainder was for general corporate purposes. During fiscal year 2015, $15.6 million was for new store build-out and remodels of existing stores, $1.2 million was for investments in our distribution and manufacturing facilities, and the remainder was for general corporate purposes.

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the United States economy, as well as the local economies in the markets in which our stores are located. We intend to open three stores during 2018.  We also plan to remodel approximately 30 stores to support our product presentation strategy. Total capital expenditures are expected to be between $27 million and $32 million in fiscal year 2018.

Cash Flows

The following table summarizes our cash flow data for the years ended December 31, 2017,  2016 and 2015.

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$45,691	$53,552	$60,264
Net cash used in investing activities	(40,549)	(27,252)	(18,994)
Net cash used in financing activities	(4,594)	(30,528)	(36,688)

Operating Activities

Cash flows from operating activities provide us with a significant source of liquidity. Net cash provided by operating activities was $45.7 million, $53.6 million, and $60.3 million in fiscal years 2017,  2016 and 2015, respectively. The decrease in operating cash flows in fiscal year 2017 compared to fiscal year 2016 was due to lower net income, an increase in inventory, and the settlement of the shareholder litigation. The decrease in operating cash flows in fiscal year 2016 compared to fiscal year 2015 was primarily the result of increased inventory purchases during fiscal year 2016, which was associated with sales growth.

Investing Activities

Net cash used in investing activities was $40.5 million, $27.3 million and $19.0 million in fiscal years 2017,  2016 and 2015, respectively. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures and equipment, building improvements and leasehold improvements for stores opened or remodeled,  routine capital purchases of computer hardware and software, and investments in distribution centers.

Financing Activities

Net cash used in financing activities was $4.6 million, $30.5 million and $36.7 million in fiscal years 2017,  2016 and 2015, respectively. Cash used in financing activities during fiscal year 2017 was primarily for payments of long-term debt and capital lease obligations of $36.6 million and an aggregate of $10.4 million in dividends paid to stockholders, offset by net proceeds from long-term debt of $35.0 million and the release of restricted cash totaling $6.0 million.  Cash used in financing activities during fiscal year 2016 was primarily for payments of long-term debt and capital lease obligations of $37.8 million, partially offset by net proceeds from long-term debt of $10.0 million. Cash used in financing activities during fiscal year 2015 was primarily for payments of long-term debt and capital leases.

Off-balance Sheet Arrangements

As of December 31, 2017 and 2016, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Arrangements

The following table summarizes certain of our contractual obligations at December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	5+ Years
	(in thousands)
Long-term debt including principal and interest (1)	$28,039	$9,548	$18,106	$253	$132
Operating lease obligations (2)	580,997	34,142	69,540	69,247	408,068
Capital lease obligations (3)	952	216	431	215	90
Self-insurance(4)	1,300	1,300	-	-	-
Total contractual obligations	$611,288	$45,206	$88,077	$69,715	$408,290

(1)

Includes total interest of $1.0 million, comprised of $0.7 million of interest for the period of less than 1 year, $0.3 million of interest for the period of 1 – 3 years, $0.0 million of interest for the period of 4 – 5 years, and $0.0 million of interest for the period of 5+ years.

(2)	Includes the base or current renewal period for our operating leases, which contain varying renewal provisions.
(3)

Includes total interest of $0.3 million, comprised of $0.1 million of interest for the period of less than 1 year, $0.1 million of interest for the period of 1 – 3 years, $0.1 million of interest for the period of 4 – 5 years, and $0.0 million of interest for the period of 5+ years.

(4)	Self-insurance includes our employee health and workers’ compensation insurance policies.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. Our most critical accounting policies are summarized below. For further information on our critical and other significant accounting policies, see the notes to the consolidated financial statements appearing in Item 15 in this Form 10-K.

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

Inventory Valuation and Shrinkage

Our inventory consists of manufactured items and purchased merchandise held for resale. Inventories are stated at the lower of cost (determined using the weighted-average cost method) or net realizable value. We capitalize the cost of inbound freight, duties and receiving and handling costs to bring purchased materials into our distribution network. The labor and overhead costs incurred in connection with the production process are included in the value of manufactured finished goods. We provide provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. These estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sale through and changes in actual shrinkage trends. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate our inventory provisions. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material.

Property, Plant, and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation, which is amortized over the useful life of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease period (including expected renewal periods). Property, plant, and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss is recognized when estimated undiscounted future cash flows from the operations and/or disposition of the assets are less than the carrying amount. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued a standard that simplifies the subsequent measurement of inventory. Previously, an entity was required to measure inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes required that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The standard was effective for us at the beginning of fiscal year 2017.  The adoption of this new standard did not have a material effect on our financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a final standard on revenue from contracts with customers. This new standard introduces a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts either proportionally in earnings as redemptions occur or when redemption is remote.  Upon adoption of the new standard on January 1, 2018, we will present the gross sales returns reserve as a component of other accrued liabilities and establish a return asset that will be classified as a component of other current assets, net in the consolidated balance sheet.  Currently, we present our sales returns reserve net of the value of the return assets as a component of other accrued liabilities in the consolidated balance sheet.  Based on our assessment to date, the underlying principles of the new standard, relating to the measurement of revenue and the timing of recognition, are closely aligned with our current business model and practices.  As a result, other than the presentation of a gross sales returns reserve and a returns asset in the consolidated balance sheet, the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet.  The standard is effective for fiscal year 2019, with early adoption permitted. We expect the primary impact on our consolidated balance sheets upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases resulting in the recording of right of use assets and lease obligations.  Our minimum commitments under non-cancelable operating leases are disclosed in Note 5 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.  We have identified our lease management system and are in the process of identifying and evaluating the applicable leases.  We are currently assessing the effect the new standard will have on our consolidated financial statements.

In August 2016, the FASB issued an accounting standards update with new guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on eight specific cash flow issues. The standards update is effective for us in fiscal year 2018 and should be applied retrospectively. We are currently assessing the effect the new standard will have on our consolidated financial statements.

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. The new standard is effective for us in fiscal year 2018, with early adoption permitted. The guidance should be applied retrospectively after adoption. Our restricted cash balance was $0.9 million as of December  31, 2017. Upon adopting the new standard, we anticipate that we will no longer present the release of restricted cash as a financing cash inflow. Instead, restricted cash and long-term restricted cash balances will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include inflation, interest rate risk, and credit concentration risk.

Inflation

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general, and administrative expenses as a percentage of revenues if the selling prices of our products do not increase with these increased costs.

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operation. We are also exposed to interest rate risk in connection with borrowings under our credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.00%, depending on our leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on our leverage ratio. The base rate was 5.00% at December 31, 2017. Based upon balances and interest rates as of December 31, 2017, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.3 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.3 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our subsidiary based in China and on the purchase of goods in Chinese yuan. Purchases made in Chinese yuan were less than 15% of our total inventory purchases in both 2017 and 2016. Our exposure to foreign currency rate fluctuations is not significant to our financial condition or results of operations.

We currently do not engage in any exchange rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in these transactions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the reports of the independent registered public accounting firm, listed under Item 15 “Exhibits, Financial Statement Schedules,” are included as a separate section of this Annual Report on Form 10-K beginning on page 58  and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the period covered by this report and concluded that our disclosure controls and procedures were effective as of the period covered by this report. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (“COSO”). Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Ernst & Young, LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2017. See Part II, “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The following table provides information about our executive officers, including their ages, as of the date of this Form 10-K.

Name	Age	Position
Robert A. Rucker	65	Interim Chief Executive Officer and President, Director
Kirk L. Geadelmann	49	Chief Financial Officer
Cabell H. Lolmaugh	39	Senior Vice President and Chief Operating Officer

Robert A. Rucker has been our interim Chief Executive Officer and President since October 2017. Mr. Rucker has also served as a member of our Board of Directors since June 2012 and was previously our Chief Executive Officer and President from June 2012 until December 2014. Mr. Rucker also served as an employee from January 1, 2015 through July 31, 2015 and as a consultant from August 1, 2015 through December 31, 2015. Previously, Mr. Rucker served as The Tile Shop’s Chief Executive Officer and President and as a member of its board of managers. Mr. Rucker holds a B.E.S. in Psychology and History from the University of Minnesota.

Kirk L. Geadelmann has been our Chief Financial Officer and Senior Vice President since August 2014. Mr. Geadelmann previously worked at Best Buy from June 2000 to February 2014 in various management roles including Corporate and International Controller. During his tenure at Best Buy, Mr. Geadelmann was responsible for overseeing business planning, performance management, financial accounting and SEC reporting functions. Prior to Best Buy, Mr. Geadelmann held roles with BMC Manufacturing, Arthur Andersen, Allianz Insurance and Coopers & Lybrand, where he earned his CPA certification. Mr. Geadelmann earned a B.B.A. in Accounting and Risk Management from the University of Wisconsin-Madison.

Cabell H. Lolmaugh has been our Senior Vice President and Chief Operating Officer since February 2018. Mr. Lolmaugh previously served as our Vice President, Retail Stores from October 2017 until February 2018. Previously, Mr. Lolmaugh served as our Director-Talent Development, leading our store training programs and strategy, from January 2016 until October 2017, and Director of Pro Services, leading our professional customer strategy, from July 2014 through January 2016.  Mr. Lolmaugh served in numerous key roles at a store level from January 2002 through July 2014. Prior to joining us, Mr. Lolmaugh served in the United States Marine Corps.

Board of Directors

The following table provides information about the members of our Board of Directors (the “Board”), including their ages, as of the date hereof.

Name	Age	Position
Class I Directors:
Peter J. Jacullo III(1)(2)	62	Director
Class II Directors:
Peter H. Kamin(1)(3)	55	Director; Chairman of the Board
Todd Krasnow(2)(3)	60	Director
Philip B. Livingston(1)	60	Director
Class III Directors:
Christopher T. Cook(3)	48	Director
Robert A. Rucker	65	Interim Chief Executive Office and President; Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Todd Krasnow has served as a member of our Board since August 2012. Previously, Mr. Krasnow served as a member of The Tile Shop’s board of managers from January 2012 to August 2012. Mr. Krasnow has served as the president of Cobbs Capital, Inc., a private consulting company, since January 2005, and as marketing domain expert with Highland Consumer Fund, a venture capital firm from June 2007 to September 2017. Mr. Krasnow is currently an operating partner of Porchlight Equity, the successor firm to Highland Consumer Fund, and has served in such capacity since September 2017. Previously, Mr. Krasnow was the chairman of Zoots, Inc., a dry cleaning company from June 2003 to January 2008 and chief executive officer of Zoots, Inc. from February 1998 to June 2003. He served as the executive vice president of sales and marketing of Staples, Inc. from May 1993 to January 1998 and in other sales and marketing positions for Staples, Inc. from March 1986 to May 1993. Mr. Krasnow is a director of Carbonite, a leading cloud back-up and recovery company, and is chairman of Carbonite’s compensation committee. Mr. Krasnow is also a director of Ecentria, a privately held online marketer of optical, outdoor, and camping gear, and Bakkavor, a UK-based, publicly traded, maker of fresh prepared meals. Mr. Krasnow holds an M.B.A. from the Harvard University Graduate School of Business and an A.B. in Chemistry from Cornell University. We believe that Mr. Krasnow is qualified to serve on our Board due to his operating and management experience and his expertise in sales and marketing.

Philip B. Livingston has served as a member of our Board since August 2016. Since June 2017, Mr. Livingston has been Managing Director of 3K Limited Partnership, a private investment firm. From March 2016 to August 2016, Mr. Livingston served as part-time Chief Operating Officer of UASUSA, LLC, a manufacturer of unmanned aircraft systems based in Longmont, Colorado. Mr. Livingston served as Chief Executive Officer and a director of Ambassadors Group, Inc., a provider of educational travel experiences and online educational research materials, from May 2014 to October 2015. Prior to joining Ambassadors Group, Mr. Livingston served as Chief Executive Officer of LexisNexis Web Based Marketing Solutions, a provider of software applications and marketing services for the legal industry, until October 2013. He joined LexisNexis in April 2009 as Senior Vice President of Practice Management and served in executive management positions from April 2009 to October 2013. Previously, Mr. Livingston served as Chief Financial Officer for a number of companies, including World Wrestling Entertainment, Inc., from 2003 to 2005, Catalina Marketing Corporation, from 1995 to 1998, and Celestial Seasonings, Inc., from 1993 to 1995.  From 1999 to 2003, he served as President of Financial Executives International, one of the leading professional associations of chief financial officers and controllers. In that role, he led the organization’s support of regulatory and corporate governance reforms culminating in the Sarbanes-Oxley Act. Mr. Livingston currently serves as a director of Rand Worldwide, Inc., an operator of technology and professional services providers to the engineering community, since November 2014, and Ambassadors Group, since May 2014. He previously served as a director of SITO Mobile Ltd., a mobile advertising company, from November 2014 to February 2016 and Nexsan Technologies, Inc., a provider of secondary storage devices and archival compliance software that was acquired by Imation Corp., from 2007 to December 2012.  He is a current member of the National Association of Corporate Directors and the American Institute of CPAs (AICPA). Mr. Livingston earned a B.A. in Business Management and a B.S. in Government and Politics from the University of Maryland and an M.B.A. in Finance and Accounting from the University of California, Berkeley. We believe that Mr. Livingston is qualified to serve on our Board due to his significant experience in business and finance and his substantial experience as a director of a variety of public and private companies.

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

Our directors are divided among the three classes as follows:

•	The Class I director is Mr. Jacullo, with a term expiring at the annual meeting of stockholders to be held in 2019;
•	The Class II directors are Messrs. Kamin, Krasnow and Livingston, with terms expiring at the annual meeting of stockholders to be held in 2020; and
•	The Class III directors are Messrs. Cook and Rucker, with terms expiring at the annual meeting of stockholders to be held in 2018.

Our Board met four times between January 1, 2017 and December 31, 2017. Each director attended at least 75% of the meetings of the Board and of any committee of the Board on which such director served that were held between January 1, 2017 and December 31, 2017.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Peter Jacullo III, a director, previously served as a manager and secretary of BlueEarth Biofuels, LLC, which filed for bankruptcy in May 2014 and was subsequently dissolved.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based on a review of the copies of such reports furnished to us, our executive officers, directors and greater than ten percent stockholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2017, except that Mr. Krasnow filed a Form 4 on May 9, 2017 to report two sales of common stock that occurred on May 1 and 2, 2017.

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

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process, the audit of our financial statements, the audit of internal controls over financial reporting and other information included in documents containing the audited financial statements. Among other matters, the Audit Committee evaluates our independent auditors’ qualifications and independence (as required under Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 16, Communications with Audit Committees (AS 16)), receives from the independent auditors written disclosures regarding the auditors independence required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and discusses with the independent auditors, the independent auditor’s independence. The Audit Committee also determines the engagement, retention, and compensation of the independent auditors; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements, including the disclosures in our annual and quarterly reports to be filed with the SEC; assesses the performance of the independent auditors; approves the retention of the independent auditors to perform any proposed permissible non-audit services; reviews our risk assessment and risk management processes; establishes procedures for receiving, retaining, and investigating complaints received by us regarding accounting, internal accounting controls, or audit matters; monitors the rotation of partners of the independent auditors on our engagement team as required by law; reviews our critical accounting policies and estimates; and oversees any internal audit function. Additionally, the Audit Committee reviews and approves related person transactions and reviews and evaluates, on an annual basis, the Audit Committee charter and performance. Our independent registered public accounting firm and management each periodically meet privately with our Audit Committee.

The Audit Committee has recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year December 31, 2017 for filing with the SEC.

The current members of our Audit Committee are Messrs. Jacullo, Kamin, and Livingston, with Mr. Livingston serving as the chair. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Mr. Livingston is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. A description of Mr. Livingston’s experience is set forth above under “Directors.” Messrs. Jacullo, Kamin, and Livingston are independent directors as defined under the applicable rules and regulations of the SEC, Nasdaq and PCAOB. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq, and which is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Governance Documents” heading. The Audit Committee met ten times between January 1, 2017 and December 31, 2017.

Compensation Committee

Our Compensation Committee reviews and recommends policies relating to compensation and benefits of our executive officers and employees. The Compensation Committee annually reviews and approves corporate goals and objectives relevant to compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and sets the compensation of these officers based on such evaluations. The Compensation Committee also reviews and makes recommendations to the Board with respect to director compensation and administers the issuance of stock options, restricted stock and other awards under our equity compensation plans. The Compensation Committee reviews and prepares the necessary compensation disclosures required by the SEC. Additionally, the Compensation Committee reviews and evaluates, on an annual basis, the Compensation Committee charter and performance.

The current members of our Compensation Committee are Messrs. Jacullo and Krasnow, with Mr. Krasnow serving as the chair. All of the members of our Compensation Committee are independent under the applicable rules and regulations of the SEC, and Nasdaq, and were also independent under the prior version of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The Compensation Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq, and which is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Governance Documents” heading. The Compensation Committee met four times between January 1, 2017 and December 31, 2017.

The Compensation Committee may approve executive compensation arrangements or, in its discretion, may recommend such matters to the full Board for approval. All executive compensation is based on assessments of executive performance, which are prepared by the Compensation Committee and submitted to the full Board for review and discussion. All Compensation Committee recommendations regarding director compensation are subject to approval by the full Board. Pursuant to its charter, the Compensation

Committee may delegate any of its responsibilities to a subcommittee comprised of one or more members of the Compensation Committee; provided that the Compensation Committee is not permitted to delegate its responsibilities with respect to any executive compensation arrangements intended to comply with the prior version of Section 162(m) of the Code by virtue of it being approved by a committee of “outside directors” or intended to be exempt from Section 16(b) under the Exchange Act by virtue of it being approved by a committee of “non-employee directors.”

No executive officers may be present during any Compensation Committee voting or deliberations with respect to our Chief Executive Officer’s compensation. Our Chief Executive Officer may, at the Compensation Committee’s discretion, be present during any other voting or deliberations regarding compensation of our other executive officers.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee (the “Governance Committee”) is responsible for making recommendations regarding corporate governance; identification, evaluation and nomination of candidates for directorships; and the structure and composition of our Board and committees thereof. In addition, the Governance Committee oversees our corporate governance guidelines; approves our committee charters; oversees compliance with our Code of Business Conduct and Ethics; contributes to succession planning; reviews actual and potential conflicts of interest of our directors and officers other than related person transactions reviewed by the Audit Committee; and oversees the Board self-evaluation process. Additionally, the Governance Committee reviews and evaluates, on an annual basis, the Governance Committee charter and performance.

The current members of our Governance Committee are Messrs. Cook, Kamin and Krasnow, with Mr. Cook serving as the chair. All of the members of our Governance Committee are independent under the applicable rules and regulations of Nasdaq. The Governance Committee operates under a written charter, which is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Governance Documents” heading. The Governance Committee met three times between January 1, 2017 and December 31, 2017.

DIRECTOR RECOMMENDATION AND NOMINATION PROCESS

The Governance Committee considers the following criteria, among other criteria that it deems appropriate, in recommending candidates for service on the Board:

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
•

The manner in which a candidate’s appointment to the Board would impact the overall composition of the Board with regard to diversity of viewpoint, professional experience, education, skill, race, ethnicity, gender identity, sexual orientation and national origin.

In assessing director candidates, the Governance Committee considers diversity, age, skills, and such other factors as it deems appropriate given our current needs and the current needs of the Board, to maintain a balance of knowledge, experience and capability. The Governance Committee does not have a formal diversity policy and does not follow any ratio or formula with respect to diversity in order to determine the appropriate composition of the Board. However, to advance our goal of promoting Board diversity, the Governance Committee, and any search firm retained by the Governance Committee, includes in its list of director candidates for potential recommendation to the Board one or more qualified women and minority candidates. In the case of incumbent directors whose terms of office are set to expire, the Governance Committee reviews these directors’ overall service to us during their terms, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee by majority vote.

The Governance Committee will consider director candidates recommended by stockholders. The Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder.

To nominate a director for the 2018 Annual Meeting, stockholders must submit such nomination in writing to our Secretary at 14000 Carlson Parkway, Plymouth, Minnesota 55441 no later than the close of business on April 12, 2018, nor earlier than the close of business on March 13, 2018. You are advised to review our Bylaws for requirements relating to director nominees.

STOCKHOLDER PROPOSALS FOR 2018 ANNUAL MEETING AND 2019 ANNUAL MEETING

In order to have been considered for inclusion in this year’s proxy statement, stockholder proposals must have been submitted in writing to us no later than January 26,  2018. In order to be considered for inclusion in next year’s proxy statement, stockholder proposals must be submitted in writing to us no later than January 25,  2019.  We suggest that proposals for the 2019 Annual Meeting be submitted by certified mail, return receipt requested. The proposal must be in accordance with the provision of Rule 14a-8 promulgated by the SEC under the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses our policies and decisions with respect to the compensation of our executive officers named in the “Summary Compensation Table” below and the most important factors relevant to an analysis of these policies and decisions. The “named executive officers” to whom this discussion applies are:

•	Robert A. Rucker, interim Chief Executive Officer and President (beginning October 27, 2017)
•	Chris R. Homeister, former Chief Executive Officer and President (through October 27, 2017)
•	Kirk L. Geadelmann, Chief Financial Officer;
•	Carl Randazzo, former Senior Vice President – Real Estate and Development (from March 1, 2016 through October 1, 2017) and Senior Vice President – Retail (through February 29, 2016); and
•	Joyce Maruniak, former Senior Vice President – Supply Chain, Logistics, Store Warehouses, and Manufacturing (from March 6, 2017 through November 20, 2017).

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

Compensation Determination Process

We review executive compensation annually, including evaluating our philosophy and compensation programs as circumstances require. As part of this review process, we expect to apply the values and the objectives outlined above, together with consideration for the levels of compensation that we would be willing to pay to ensure that our compensation remains competitive and that it is meeting our retention objectives in light of the cost to us if we were required to replace a key employee. In addition, we consider the results of non-binding advisory votes on executive compensation, commonly referred to as “say-on-pay” votes. At our 2017 Annual Meeting, we held a say-on-pay vote on the compensation of our named executive officers as described in the proxy statement for that meeting. Stockholders approved the compensation of the named executive officers by a favorable vote exceeding 98% of votes cast, including abstentions. We are mindful of the opinions of our stockholders and considered these results when deciding to retain our general compensation philosophy and core objectives for the upcoming fiscal year.

Prior to 2016, our Compensation Committee did not rely on a formal peer group when determining compensation, but made reference to general market data and considered establishing a group of comparable companies for this purpose. Additionally, our Compensation Committee considered engaging a compensation consultant to provide market data on a peer group of companies in our industry. We believe that such information, together with other information obtained by the members of our Compensation Committee, would help ensure that our compensation program remains competitive. Beginning in 2016, our Compensation Committee engaged Willis Towers Watson as a compensation consultant and considered executive compensation metrics on a peer group of companies in our industry when assessing executive compensation.  We anticipate that our Compensation Committee will continue to make adjustments in executive compensation levels in the future as a result of this more formal market comparison process.

The compensation levels of our named executive officers reflect, to a significant degree, the varying roles and responsibilities of such executives. As a result of the assessment by our Board of the roles and responsibilities of our former Chief Executive Officer, Mr. Homeister, there was a compensation differential between his compensation levels and those of our other named executive officers. Our interim Chief Executive Officer, Mr. Rucker, has elected to forego all but nominal compensation due his long history with us, his interests as a major stockholder and the interim nature of his position.

Executive Compensation Program Components

Base Salary.  Base salaries of our named executive officers are initially established through arm’s-length negotiation at the time an executive is hired, taking into account such executive’s qualifications, experience, and prior salary. Base salaries of our named executive officers are approved and reviewed periodically by our Interim Chief Executive Officer, and in the case of our Interim’s Chief Executive Officer’s base salary, by our Board, and adjustments to base salaries are based on the scope of an executive’s responsibilities, individual contribution, prior experience, and sustained performance. Decisions regarding salary increases may take into account the executive officer’s current salary, equity or equity-linked interests, and the amounts paid to an executive officer’s peers within our organization. In making decisions regarding salary increases, we may also draw upon the experience of members of our Board with other companies. Base salaries are also reviewed in the case of promotions or other significant changes in responsibility. No formulaic base salary increases are provided to our named executive officers. This strategy is consistent with our intent of offering base salaries that are cost-effective while remaining competitive.

Our Interim Chief Executive Officer, Robert A. Rucker, has elected to receive an annual base salary of a nominal $24,000 due to his long history with us, his interests as a major stockholder and the interim nature of his position. This amount was chosen to avoid triggering overtime pay requirements.

Our former Chief Executive Officer, Chris R. Homeister, was hired in October 2013 as our Chief Operating Officer at an annual base salary of $300,000. Effective January 1, 2015 and in connection with his promotion to Chief Executive Officer, Mr. Homeister’s annual base salary was increased to $400,000. In April 2016, the Compensation Committee approved an increase to Mr. Homeister’s base salary to $475,000 and in February 2017, the Compensation Committee approved an increase to Mr. Homeister’s base salary to $500,000, each on an annualized basis. Mr. Homeister’s employment ended in October 2017.

Our Chief Financial Officer, Kirk Geadelmann, was hired in August 2014 at an annual base salary of $210,000. The Compensation Committee subsequently approved increases to Mr. Geadelmann’s base salary to $212,000 in February 2015, to $250,000 in April 2016, and to $285,000 in February 2017, each on an annualized basis.

Effective August 2012, we entered into an offer letter agreement with Mr. Randazzo, which provided for an annual base salary of $200,000. The Compensation Committee subsequently approved increases to Mr. Randazzo’s base salary to $208,000 in February 2014, to $212,000 in February 2015, to $218,000 in April 2016, and to $224,500 in February 2017, each on an annualized basis. Mr. Randazzo’s employment ended in October 2017.

Ms. Maruniak was hired in March 2017 as our Senior Vice President – Supply Chain, Logistics, Store Warehouses, and Manufacturing at an annual base salary of $240,000. Ms. Maruniak’s employment ended in November 2017.

The actual base salaries earned by all of our named executive officers in 2017,  2016 and 2015 are set forth in the “Summary Compensation Table.”

2012 Omnibus Award Plan.  In June 2012, our Board and stockholders adopted an equity award plan, which became effective on August 21, 2012. The principal purpose of the equity award plan is to attract, retain, and motivate selected employees, consultants, and directors. As initially adopted, the equity award plan provided for stock based compensation awards. In February 2013, the Compensation Committee and the Board amended the equity award plan to authorize grants of performance-based awards. At the same time, the plan was renamed the 2012 Omnibus Award Plan (the “Omnibus Plan”). The Compensation Committee administers the Omnibus Plan, subject to the right of our Board to assume authority for administration or delegate such authority to another committee of the Board. Awards under the Omnibus Plan may be granted to individuals who are then our officers, employees, directors, or consultants or are the officers, employees, directors, or consultants of our subsidiaries.

Under the Omnibus Plan, 5,000,000 shares of our common stock have been reserved for issuance pursuant to a variety of stock based compensation awards, including stock options and restricted stock awards.

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

The types of awards we intend to grant under the Omnibus Plan are as follows:

Cash Performance Awards.  In February 2015, April 2016, and February 2017 the Board and the Compensation Committee adopted specific performance targets and payout levels for each executive officer for the then-current fiscal year.

For fiscal years 2015, 2016 and 2017, Mr. Homeister was eligible to earn target cash incentive compensation equal to 75% of his year-end base salary and each of Messrs. Geadelmann, and Randazzo was eligible to earn target cash incentive compensation equal to 50% of his year-end base salary, all based on our Adjusted EBITDA for the year. For fiscal 2017, Ms. Maruniak was eligible to earn target cash incentive compensation equal to 50% of her year-end base salary, pro-rated for the partial year during which she was employed with us, based on our Adjusted EBITDA for the year. Mr. Rucker does not participate in our incentive compensation program. The target incentive compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget. For fiscal year 2015, each of Messrs. Homeister, Geadelmann, and Randazzo was entitled to receive a partial incentive payment if we achieved at least 85% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 115% of our budgeted Adjusted EBITDA and attained targeted sales goals. For fiscal years 2016 and 2017, each of Messrs. Homeister, Geadelmann, and Randazzo, and Ms. Maruniak was entitled to receive a partial incentive payment if we achieved at least 90% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 110% of our budgeted Adjusted EBITDA and attained targeted sales goals.

The Compensation Committee reviews and certifies performance following the end of each fiscal year and may also consider discretionary factors when making awards. For fiscal year 2015, the Compensation Committee approved a payout of 55% of the target cash incentive compensation to Messrs. Homeister, Geadelmann, and Randazzo based on our performance measures. For fiscal 2016, the Compensation Committee approved a payout of 110% of the target cash incentive compensation to Messrs. Homeister, Geadelmann, and Randazzo based on our performance measures.  The Compensation Committee did not approve any payouts of the target cash incentive compensation based on our performance in fiscal year 2017.

The cash incentive compensation for which our named executive officers were eligible in 2017 is set forth in the “Grants of Plan Based Awards in Fiscal Year 2017” table. The actual cash incentive compensation earned by all of our named executive officers in fiscal years 2017,  2016 and 2015 is set forth in the “Summary Compensation Table.”

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

In March 2017, we granted 40,000 non-qualified stock options to Ms. Maruniak. In May 2017, we granted 25,900 non-qualified stock options to Mr. Homeister, 13,200 non-qualified stock options to Mr. Geadelmann, and 7,700 non-qualified stock options to Mr. Randazzo.  In November 2017, we granted 26,500 non-qualified stock options to Mr. Geadelmann. These stock options were granted pursuant to the Omnibus Plan and are subject to time-based vesting over a four-year period, other than the stock options granted to Ms. Maruniak, which are subject to time-based vesting over a five-year period. Messrs. Homeister and Randazzo and Ms. Maruniak forfeited these unvested stock options upon termination of their employment.

In March 2017, we granted 20,000 shares of restricted stock to Ms. Maruniak. In May 2017, we also granted 6,100 shares of restricted stock to Mr. Homeister, 3,000 shares of restricted stock to Mr. Geadelmann, and 1,850 shares of restricted stock to Mr. Randazzo. In November 2017, we granted 11,650 shares of restricted stock to each of Mr. Geadelmann and Ms. Maruniak. These shares of restricted stock were granted pursuant to the Omnibus Plan. Our purchase option for the shares of restricted stock granted in May 2017 will lapse in four equal annual installments based on continued service. Our purchase option for the shares of restricted stock granted in March 2017 will lapse in five equal annual installments based on continued service. The risks of forfeiture for the shares of restricted stock granted in November 2017 will lapse in four equal annual installments based on continued service. We repurchased these shares of restricted stock from Messrs. Homeister and Randazzo and from Ms. Maruniak upon termination of their employment.

In May 2017, we also granted 6,100 performance-based restricted stock awards to Mr. Homeister, 3,000 performance-based restricted stock awards to Mr. Geadelmann, and 1,850 performance-based restricted stock awards to Mr. Randazzo. These performance-based restricted stock awards were granted pursuant to the Omnibus Plan. Our purchase option for these shares of restricted stock will lapse in three equal annual installments based on our performance. We repurchased these shares of restricted stock from Messrs. Homeister and Randazzo upon termination of their employment.

In July 2017, due to his status as a non-employee director and prior to his appointment as our interim Chief Executive Officer, Mr. Rucker was granted 5,038 restricted stock awards, which vest on the earlier of our next annual meeting of stockholders and July 13, 2018.

The equity grants made to our named executive officers in fiscal year 2017 are set forth in the “Grants of Plan Based Awards in Fiscal Year 2017” table and are discussed in the “Equity Grants” section of this item.

Retirement Savings.  All of our full-time employees, including our named executive officers, are eligible to participate in The Tile Shop 401(k) Retirement Plan. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was $18,000 in 2017 (or $24,000 for employees over 50), and to have the amount of this reduction contributed to the 401(k) plan. In 2017, we made a matching contribution of $0.50 for every $1.00 that each applicable employee contributed to the 401(k) plan, up to a maximum of 5% of such employee’s salary. In 2016 and 2015, we made a matching contribution of $0.25 for every $1.00 that each applicable employee contributed to the 401(k) plan, up to a maximum of 5% of such employee’s salary. Each year, this matching contribution vests as to 20% of the aggregate matching contributions for such employee, such that all past and future matching contributions will be vested after the employee has been employed by us for a period of five years.

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

Tax Considerations.  For fiscal year 2017 and for prior years, our Board considered the potential effects of Section 162(m) of the Code on the compensation paid to our executive officers. The version of Section 162(m) applicable for fiscal year 2017 and prior years disallowed a tax deduction by any publicly-held corporation for individual compensation exceeding $1.0 million in any taxable year for the Chief Executive Officer and each of the next three most highly compensated executive officers (other than the Chief Financial Officer, if any), unless the compensation was “performance based” or based on another available exemption. The Tax Act eliminated the “performance based” exception for compensation payments beginning in fiscal year 2018 and expanded the application of Section 162(m) to the Chief Executive Officer, Chief Financial Officer and each of the next three most highly compensated executive officers. While our Compensation Committee will be further analyzing the impact of this change as well as the other changes resulting from the Tax Act on our compensation structure, at present it does not anticipate any changes because it continues to consider our performance an important factor in determining our compensation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.  Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our proxy statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Compensation Committee of the Board of Directors:

Todd Krasnow, Chairman

Peter J. Jacullo III

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2015 through December 31, 2017 by each of the named executive officers for each year in which each was a Named Executive Officer:

Name and Principal Position	Fiscal Year	Salary ($)		Stock Awards ($) (1)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($) (2)	All other Compensation ($)		Total
Robert A. Rucker(3)	2017	5,250		100,004	(8)	-		-	25	(9)	105,279
Interim Chief Executive Officer	2016	-		95,349	(8)	-		-	-		95,349
and President	2015	34,635	(7)	89,702	(8)	-		-	433	(9)	124,770

Chris Homeister (4)	2017	408,627		248,270		243,570		-	403,159	(10)	1,303,626
Former Chief Executive Officer	2016	456,250		294,938		301,855		391,875	3,960	(10)	1,448,878
and President	2015	400,000		-		592,479		165,000	3,312	(10)	1,160,791

Kirk Geadelmann	2017	279,977		222,290		224,152		-	14,145	(11)	740,564
Chief Financial Officer	2016	240,500		117,975		120,742		137,500	3,735	(11)	620,452
	2015	212,000		-		-		58,300	2,647	(11)	272,947

Carl Randazzo(5)	2017	168,378		75,295	(12)	72,413	(12)	-	15,680	(13)	331,766
Former Senior Vice President -	2016	216,500		90,750		90,556		119,900	3,435	(13)	521,141
Real Estate and Development	2015	212,000		-		-		58,300	2,644	(13)	272,944

Joyce Maruniak(6)	2017	170,000		458,190	(14)	301,994	(14)	-	123,149	(15)	1,053,333
Former Senior Vice President -
Supply Chain, Logistics, Store
Warehouses, and Manufacturing

(1)

The value of stock awards and options in this table represent the fair value of such awards granted or modified during the fiscal year, as computed in accordance with FASB ASC 718. The assumptions used to determine the valuation of the awards are discussed in Note 9 to our consolidated financial statements, included herein.

(2)	Represents incentive compensation paid based on our achievement of Adjusted EBITDA financial goals. See “Non-Equity Incentive Plan Compensation” below for additional discussion.
(3)

Mr. Rucker was appointed as Interim Chief Executive Officer and President on October 27, 2017. Mr. Rucker also served as an employee from January 1, 2015 through July 31, 2015 and as a consultant from August 1, 2015 through December 31, 2015.

(4)	Mr. Homeister served as Chief Executive Officer and President through October 27, 2017.
(5)	Mr. Randazzo served as Senior Vice President – Real Estate and Development from March 1, 2016 through October 1, 2017 and as Senior Vice President – Retail through February 29, 2016.
(6)	Ms. Maruniak served as Senior Vice President – Supply Chain, Logistics, Store Warehouses, and Manufacturing from March 6, 2017 through November 20, 2017.
(7)

Represents payments received by Mr. Rucker as an employee from January 1, 2015 through July 31, 2015 and as a consultant from August 1, 2015 through December 31, 2015, pursuant to the amendment to terms of employment entered into between the us and Mr. Rucker as of January 1, 2015 in connection with his transition from the role of Chief Executive Officer and President.

(8)

Represents the grant date fair value of the restricted stock issued to Mr. Rucker for his service as a non-employee director in each of fiscal years 2015, 2016, and 2017, prior to his appointment as Interim Chief Executive Officer and President. See “Director Compensation” below for additional discussion.

(9)	Represents employer 401(k) contributions.
(10)

For 2017, represents $253,647 of continued payment of six months of base salary and company-contributed health insurance costs, $122,739 of acceleration of vesting of options to purchase 30,000 shares, $18,268 of a one-time payout of accrued vacation related to a company policy change, and $8,505 of employer 401(k) contributions. For 2016 and 2015, represents employer 401(k) contributions.

(11)

For 2017, represents $9,037 of employer 401(k) contributions and $5,108 of a one-time payout of accrued vacation related to a company policy change. For 2016 and 2015, represents employer 401(k) contributions.

(12)	Mr. Randazzo forfeited all the equity awards granted to him in fiscal year 2017 upon the termination of his employment on October 1, 2017.
(13)

For 2017, represents $8,384 of a one-time payout of accrued vacation related to a company policy change and $7,296 of employer 401(k) contributions. For 2016 and 2015, represents employer 401(k) contributions.

(14)	Ms. Maruniak forfeited all the equity awards granted to her in fiscal year 2017 upon the termination of her employment on November 20, 2017.
(15)	Represents $120,000 of continued payment of six months of base salary in connection with the termination of Ms. Maruniak’s employment on November 20, 2017 and $3,149 of employer 401(k) contributions.

Grants of Plan-Based Awards for Fiscal Year 2017

The following table sets forth certain information regarding grants of plan-based awards during the fiscal year ended December 31, 2017:

Name	Grant Date	Estimated possible payouts under non-equity incentive plan awards ($) (1)			All other stock awards: Number of shares of stock or units (#)		All other option awards: Number of securities underlying options (#)		Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Chris Homeister	5/11/2017	-	-	-	-		25,900	(2)	20.35	243,570
Chris Homeister	5/11/2017	-	-	-	6,100	(3)	-		-	124,135
Chris Homeister	5/11/2017	-	-	-	6,100	(4)	-		-	124,135
Kirk Geadelmann	5/11/2017	-	-	-	-		13,200	(2)	20.35	124,136
Kirk Geadelmann	5/11/2017	-	-	-	3,000	(3)	-		-	61,050
Kirk Geadelmann	5/11/2017	-	-	-	3,000	(4)	-		-	61,050
Kirk Geadelmann	11/2/2017	-	-	-	11,650	(5)	-		-	100,190
Kirk Geadelmann	11/2/2017	-	-	-	-		26,500	(6)	8.60	100,016
Carl Randazzo	5/11/2017	-	-	-	-		7,700	(2)	20.35	72,413
Carl Randazzo	5/11/2017	-	-	-	1,850	(3)	-		-	37,648
Carl Randazzo	5/11/2017	-	-	-	1,850	(4)	-		-	37,648
Joyce Maruniak	3/6/2017	-	-	-	-		40,000	(7)	17.90	301,994
Joyce Maruniak	3/6/2017	-	-	-	20,000	(8)	-		-	358,000
Joyce Maruniak	11/2/2017	-	-	-	11,650	(5)	-		-	100,190
Chris Homeister	N/A	9,375	375,000	750,000	-		-		-	-
Kirk Geadelmann	N/A	3,563	142,500	285,000	-		-		-	-
Carl Randazzo	N/A	2,806	112,250	224,500	-		-		-	-
Joyce Maruniak	N/A	3,000	120,000	240,000	-		-		-	-

(1)

Incentive compensation bonus based on our achievement of Adjusted EBITDA financial goals for fiscal 2017. Mr. Homeister was eligible to earn target cash incentive compensation equal to 75% of his base salary, based on our Adjusted EBITDA for the year. Messrs. Geadelmann, and Randazzo and Ms. Maruniak were each eligible to earn target cash incentive compensation equal to 50% of their respective base salaries, pro-rated for Ms. Maruniak based on the partial year during which she was employed with us, based on our Adjusted EBITDA for the year. The target incentive compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget. Messrs. Homeister, Geadelmann, and Randazzo and Ms. Maruniak were each entitled to receive a partial incentive payment if we achieved at least 90% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 110%  of our budgeted Adjusted EBITDA.

(2)

Represents options to acquire shares of common stock that will vest and become exercisable in four equal annual installments beginning on May 11,  2018 based on continued service. Messrs. Homeister and Randazzo forfeited these options upon termination of their employment.

(3)

Represents shares of restricted stock for which our purchase option will lapse in four equal annual installments beginning on May 11, 2018 based on continued service. We repurchased these shares of restricted stock from Messrs. Homeister and Randazzo upon termination of their employment.

(4)

Represents shares of performance-based restricted stock for which our purchase option will lapse on May 11, 2020 based on our achievement of our three-year Adjusted EBITDA target. We repurchased these shares of performance-based restricted stock from Messrs. Homeister and Randazzo upon their termination of their employment.

(5)	Represents shares of restricted stock for which the risks of forfeiture will lapse in four equal annual installments beginning on November 2, 2018.
(6)

Represents options to acquire shares of common stock. These options will vest and become exercisable in four equal annual installments beginning on November 2, 2018. Ms. Maruniak forfeited these options upon termination of her employment.

(7)

Represents options to acquire shares of common stock that will vest and become exercisable in five equal installments beginning on March 6, 2018 based on continued service. Ms. Maruniak forfeited these options upon termination of her employment.

(8)

Represents shares of restricted stock for which our purchase option will lapse in five equal annual installments beginning on March 6, 2018 based on continued service. We repurchased these shares of restricted stock from Ms. Maruniak upon termination of her employment.

Offer Letter Agreements

In October 2013, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Homeister setting forth the terms and conditions of his employment as our Chief Operating Officer. Pursuant to the offer letter agreement, Mr. Homeister was entitled to receive severance benefits if his employment was terminated by us without cause at any time or if he resigned for good reason, subject to execution of a full release in our favor. In such an event, Mr. Homeister was entitled to continued payment of his base salary for six months and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, Mr. Homeister was also entitled to full vesting acceleration with respect to any unvested equity awards if he was not offered employment by the successor entity, or if he was terminated without cause or constructively terminated prior to the first anniversary of the change of control. Effective January 1, 2015, we amended Mr. Homeister’s offer letter agreement to reflect his new title of Chief Executive Officer and President and to memorialize certain compensation changes related to his promotion. All other terms of his offer letter agreement remained unchanged. Mr. Homeister’s employment was terminated on October 27, 2017. As severance, Mr. Homeister received continued payment of his base salary for six months and an additional payment in an amount equal to six times our contribution amount for the last monthly health insurance premium for him. We accelerated the vesting of options to purchase 30,000 shares granted under the Omnibus Plan and scheduled to vest on January 2, 2018, which would have otherwise expired in connection with Mr. Homeister’s termination, and to permit the exercise of all of Mr. Homeister’s vested stock options through December 31, 2018.

We have not entered into an offer letter agreement with Mr. Rucker, but we have agreed to pay him an annual base salary of $24,000, due to his long history with us, his interests as a major stockholder and the interim nature of his position. This amount was chosen to avoid triggering overtime pay requirements.

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

In June 2012, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Randazzo setting forth the terms and conditions of his employment. Pursuant to the offer letter agreement, Mr. Randazzo was entitled to receive severance benefits if his employment was terminated by us without cause at any time or if he resigned for good reason, subject to execution of a full release in our favor. In such an event, Mr. Randazzo was entitled to continued payment of his base salary for six months and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, Mr. Randazzo was also entitled to full vesting acceleration with respect to any unvested equity awards if he was not offered employment by the successor entity, or if he was terminated without cause or constructively terminated prior to the first anniversary of the change of control. Mr. Randazzo resigned as Senior Vice President – Real Estate and Development on August 15, 2017 and served in a transition capacity until October 1, 2017. Mr. Randazzo did not receive any severance in connection with his resignation.

In March 2017, as the result of arm’s length negotiations, we entered into an offer letter agreement with Ms. Maruniak, setting forth the terms and conditions of her employment as our Senior Vice President – Supply Chain, Logistics, Store Warehouses, and Manufacturing. Pursuant to the offer letter agreement, Ms. Maruniak’s employment with us was at-will, and, upon a change in control, her unvested equity awards may have been accelerated at the sole discretion of the Compensation Committee. Ms. Maruniak’s employment was terminated on November 20, 2017. As severance, Ms. Maruniak received continued payment of her base salary for six months.

In connection with their offer letter agreements, each of Messrs. Homeister, Geadelmann, and Randazzo and Ms. Maruniak agreed not to compete, directly or indirectly, with us or solicit any of our employees or business contacts during the term of his or her employment and for a period of one year thereafter. Notwithstanding the foregoing, we may, at our election, extend the term of the non-compete and non-solicit obligations to which Mr. Randazzo is subject to for a period of two years following termination of employment, so long as we provide him with continued payment of his base salary for twelve months (in lieu of six months) and an additional payment in an amount equal to twelve times (in lieu of six times) our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination.

Non-Equity Incentive Plan Compensation

In February 2017, the Board and the Compensation Committee adopted specific performance targets and payout levels for each executive officer for the then-current fiscal year.  For fiscal year 2017, Mr. Homeister was eligible to earn target cash incentive compensation equal to 75% of his year-end base salary and each of Messrs. Geadelmann and Randazzo and Ms. Maruniak was eligible to earn target cash incentive compensation equal to 50% of his or her year-end base salary, pro-rated for Ms. Maruniak based on the partial year during which she was employed with us, all based on our Adjusted EBITDA for the year.  The target compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget.  Each of Messrs. Homeister, Geadelmann, and Randazzo and Ms. Maruniak was entitled to receive a partial incentive payment if we achieved at least 90% of our budgeted Adjusted EBITDA and an incentive of up to double the target incentive amount if we achieved 110% of our budgeted Adjusted EBITDA. See below for a table setting forth the performance targets and payout levels under the plan:

Percentage of budgeted Adjusted EBITDA achieved*	Percentage of incentive compensation target earned**
110%	200%
105%	150%
100%	100%
95%	50%
90%	2.5%

* Payout levels for percentages between the listed ranges are proportionately adjusted.

** 200% is the maximum payout level and 0% is the minimum payout level (for achievement of less than 90% of budgeted Adjusted EBITDA).

The actual Adjusted EBITDA we achieved in fiscal year 2017 was $57.2 million (which was 73% of the Adjusted EBITDA target).  This determination of the Adjusted EBITDA target resulted in no cash incentive compensation to our named executive officers for fiscal year 2017.

Equity Grants

All stock options and restricted stock awards issued in fiscal year 2017 to named executive officers were issued pursuant to the Omnibus Plan. Pursuant to the Omnibus Plan, in the event of a change in control, any unvested equity awards may be accelerated at the sole discretion of the Compensation Committee.

We have also provided for the acceleration of vesting of equity awards granted to Mr. Geadelmann in the event of our change of control. In the event of a change of control, if he is terminated without cause or is otherwise constructively terminated prior to the first anniversary of the change of control, the vesting of any unvested awards will be accelerated in full immediately prior to such termination. We believe that these acceleration opportunities will further align the interests of our executives with those of our stockholders by providing our executives an opportunity to benefit alongside our stockholders in a corporate transaction. Each of Messrs. Homeister and Randazzo were also eligible for such accelerated vesting prior to termination of their employment.

Outstanding Equity Awards at Fiscal Year-end for Fiscal Year 2017

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2017:

		Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have not Vested ($)	Stock Awards || Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)		Stock Awards || Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested ($)
Chris Homeister	10/1/2013	200,000		-		28.94	12/31/2018	(1)	-		-	-		-
Chris Homeister	2/13/2014	30,000		-		13.17	12/31/2018	(1)	-		-	-		-
Chris Homeister	1/2/2015	90,000	(2)	-		8.73	12/31/2018	(1)	-		-	-		-
Chris Homeister	4/20/2016	6,250		-		18.15	12/31/2018	(1)	-		-	-		-
Robert Rucker	7/11/2017	-		-		-	-		5,038	(3)	-	-		-
Kirk Geadelmann	8/12/2014	60,000		40,000	(4)	10.93	8/12/2021		-		-	-		-
Kirk Geadelmann	4/20/2016	2,500		10,000	(5)	18.15	4/20/2026		-		-	-		-
Kirk Geadelmann	4/20/2016	-		-		-	-		5,200	(6)	49,920	-		-
Kirk Geadelmann	5/11/2017	-		13,200	(7)	20.35	5/11/2027		-		-	-		-
Kirk Geadelmann	5/11/2017	-		-		-	-		-		-	3,000	(8)	28,800
Kirk Geadelmann	5/11/2017	-		-		-	-		3,000	(9)	28,800	-		-
Kirk Geadelmann	11/2/2017	-		26,500	(10)	8.60	11/2/2027		-		-	-		-
Kirk Geadelmann	11/2/2017	-		-		-	-		11,650	(11)	111,840	-		-

(1)	In connection with termination of Mr. Homeister’s employment, we have permitted Mr. Homeister to exercise his vested stock options through December 31, 2018.
(2)

In connection with termination of Mr. Homeister’s employment, we accelerated the vesting of options to purchase 30,000 shares scheduled to vest on January 2, 2018, which would have otherwise expired in connection with Mr. Homeister’s termination.

(3)	Our purchase option for these shares of restricted stock will lapse on the earlier of (a) the date of our next annual meeting of stockholders and (b) July 13, 2018.
(4)	These options become exercisable in two equal annual installments beginning on August 12, 2018.
(5)	These options become exercisable in four equal annual installments beginning on April 20, 2018.
(6)	Our purchase option for these shares of restricted stock will lapse in four equal annual installments beginning on April 20, 2018.
(7)	These options become exercisable in four equal annual installments beginning on May 11, 2018.
(8)	Our purchase option for these shares of restricted stock will lapse on May 11, 2020, based on our achievement of our three-year Adjusted EBITDA target.
(9)	Our purchase option for these shares of restricted stock will lapse in four equal annual installments beginning on May 11, 2018.
(10)	These options become exercisable in four equal annual installments beginning on November 2, 2018.
(11)	The risks of forfeiture for these shares of restricted stock will lapse in four equal annual installments beginning on November 2, 2018.

Option Exercises and Stock Vested for Fiscal Year 2017

The following named executive officers exercised stock options or had restricted common stock vest during the fiscal year ended December 31, 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Chris Homeister	-	-	15,750	226,188
Robert Rucker	-	-	5,622	113,846
Kirk Geadelmann	-	-	1,300	26,975
Carl Randazzo	-	-	1,000	20,750
Carl Randazzo	157,500	897,848	-	-

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for its named executive officers during the fiscal year ended December 31, 2017.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was paid to or earned by the named executive officers during the fiscal year ended December 31, 2017.

Potential Payments Upon Termination or Change in Control

As discussed above in connection with each named executive officer’s offer letter agreement, Mr. Geadelmann is eligible to receive severance benefits in the event that his employment is terminated by us without cause or by him for good reason. Additionally, Mr. Geadelmann is entitled to full vesting of any outstanding equity awards in the event of a change of control, if he is not offered employment by the successor entity, or if he is terminated without cause or is otherwise constructively terminated prior to the first anniversary of the change of control. Messrs. Homeister and Randazzo were each also eligible for the same benefits prior to their termination. Upon a change of control, Mr. Rucker’s unvested equity awards may be accelerated at the sole discretion of the Compensation Committee. Ms. Maruniak’s unvested equity awards may have also been accelerated at the sole discretion of the Compensation Committee upon a change of control. The table below sets forth what each of Messrs. Homeister and Randazzo and Ms. Maruniak actually received in connection with their terminations.

The amounts payable by us to each of the named executive officers, assuming that each individual’s employment had terminated on December 31, 2017, under each scenario are as follows:

Name	In Connection with a Change in Control ($) (1)		By Company Not for Cause ($) (2)		By NEO for Good Reason ($) (2)
Chris Homeister	-		376,386	(3)	-
Robert Rucker	-	(4)	-		-
Kirk Geadelmann	980,500		146,147		146,147
Carl Randazzo(5)	-		-		-
Joyce Maruniak(6)	-		120,000	(6)	-

(1)

Unless otherwise noted, represents lapse of our purchase option or the risks of forfeiture, as applicable, on all outstanding shares of restricted stock and full vesting of all outstanding options to purchase common stock.

(2)	Unless otherwise noted, represents continued payment of six months of base salary and company-contributed health insurance costs.
(3)

Mr. Homeister’s employment ended on October 27, 2017. This amount represents continued payment of six months of base salary and company-contributed health insurance costs, as well as the acceleration of vesting of options to purchase 30,000 shares.

(4)	In the event of a change of control, Mr. Rucker’s unvested equity awards may be accelerated at the sole discretion of the Compensation Committee.

(5)	Mr. Randazzo’s employment ended on October 1, 2017 and he did not receive any severance upon his termination of his employment.
(6)	Ms. Maruniak’s employment ended on November 20, 2017. This amount represents continued payment of six months of base salary.

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

On August 21, 2016, Messrs. Cook, Jacullo, Livingston and Rucker elected to receive compensation fully in the form of restricted stock granted pursuant to the Omnibus Plan. Messrs. Kamin and Krasnow elected to receive compensation as one-half restricted stock and one-half cash compensation, payable quarterly. The number of shares of our restricted stock granted was equal to the quotient obtained by dividing (i) the amount of the annual fee payable to such non-employee director in the form of restricted stock, as set forth above, by (ii) the average closing price on Nasdaq of our common stock over 30 trading days immediately preceding the date of grant. Messrs. Cook, Jacullo, Livingston and Rucker received 6,465, 5,622, 8,323 and 5,622 shares of restricted stock, respectively. Messrs. Kamin and Krasnow received 4,919 and 3,233 shares of restricted stock, respectively. Our purchase option for the restricted stock lapsed on July 13, 2017.

On July 13, 2017, Messrs. Cook, Jacullo, Livingston and Rucker elected to receive compensation fully in the form of restricted stock granted pursuant to the Omnibus Plan. Messrs. Kamin and Krasnow elected to receive compensation as one-half restricted stock and one-half cash compensation, payable quarterly. The number of shares of our restricted stock granted was equal to the quotient obtained by dividing (i) the amount of the annual fee payable to such non-employee director in the form of restricted stock, as set forth above, by (ii) the average closing price on Nasdaq of our common stock over 30 trading days immediately preceding the date of grant. Messrs. Cook, Jacullo, Livingston and Rucker received 5,793, 5,038, 7,053, and 5,038 shares of restricted stock, respectively. Messrs. Kamin and Krasnow received 4,408 and 2,897 shares of restricted stock, respectively. Our purchase option for the restricted stock lapses on the earlier of our annual meeting of stockholders in 2018 or July 13, 2018, contingent upon the applicable non-employee director’s continued service on our Board. Until our purchase option lapses, upon a non-employee director’s termination of service on the Board, we have the option to purchase such shares of restricted stock at a price set forth in the respective restricted stock agreement.

Director Compensation Table for Fiscal Year 2017

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)(2)		Total ($)
Christopher T. Cook	-		114,991		114,991
Peter H. Kamin	87,500	(3)	87,499		174,999
Todd Krasnow	57,500	(4)	57,505		115,005
Peter J. Jacullo III	-		100,004		100,004
Philip B. Livingston	-		140,002		140,002
Robert A. Rucker	-		100,004	(5)	100,004

(1)	The table reflects the grant date fair value of the sole award to each director in fiscal year 2017, as discussed in the narrative above.
(2)

The aggregate number of shares of restricted stock held by each of the directors listed in the table above as of December 31, 2017 was as follows: Messrs. Cook, Jacullo, Livingston and Rucker: 5,793, 5,038, 7,053, and 5,038 shares of restricted stock, respectively. Messrs. Kamin and Krasnow: 4,408 and 2,897 shares of restricted stock, respectively. These shares of restricted stock were granted to the directors on July 13, 2017. Our purchase option will lapse in full on the earlier of our annual meeting of stockholders in 2018 or July 13, 2018.

(3)

Represents payments of $65,625 to Mr. Kamin in fiscal year 2017 for the period from January 1, 2017 to July 13, 2017 due to the election to receive in cash one-half of director compensation for the period August 22, 2016 to July 13, 2017. Represents one payment of $21,875 paid to Mr. Kamin in fiscal year 2017 for the period from July 13, 2017 to December 31, 2017 due to the election to receive in cash one-half of director compensation for the current service period.

(4)

Represents payments of $43,125 to Mr. Krasnow in fiscal year 2017 for the period from January 1, 2017 to July 13, 2017 due to the election to receive in cash one-half of director compensation for the period August 22, 2016 to July 13, 2017. Represents one payment of $14,375 paid to Mr. Krasnow in fiscal year 2017 for the period from July 13, 2017 to December 31, 2017 due to the election to receive in cash one-half of director compensation for the current service period.

(5)

Represents payments made to Mr. Rucker as director compensation prior to his appointment as interim Chief Executive Officer and President on October 17, 2017. Mr. Rucker will receive no further compensation as a director while he serves as interim Chief Executive Officer and President.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee currently consists of Messrs. Jacullo and Krasnow and consisted of these same members in fiscal year 2017. None of our Compensation Committee members has ever been an executive officer or employee of ours. None of our executive officers currently serves, nor in the past year has served, as a member of the board or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or Compensation Committee.

PAY RATIO

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, we are providing the following information about the relationship of the median annual total compensation of our employees and the annual total combined compensation of Messrs. Homeister and Rucker, each of whom served as our Chief Executive Officer during fiscal year 2017. The pay ratio included below is a reasonable estimate calculated in a manner consistent with the regulations.

For 2017, our last completed fiscal year:

•	the median of the annual total compensation of all our employees (other than Messrs. Homeister and Rucker) was $34,238; and
•	the annual total combined compensation of Messrs. Homeister and Rucker, as reported in the above Summary Compensation Table, was $1,408,905.

Based on this information, for fiscal year 2017 the ratio of the annual total combined compensation of our Chief Executive Officers to the median of the annual total compensation of all employees was 42 to 1.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our Chief Executive Officers, we did the following:

Employee Count. We determined that, as of December 15, 2017 our employee population consisted of approximately 1,667 individuals all located in the United States. We selected December 15, 2017, which is within the last three months of 2017, as the date upon which we would identify the median employee because it enabled us to make such identification in a reasonably efficient and economical manner. Our employee population for purposes of the pay ratio calculation consisted of approximately 1,667 individuals, all of whom were located in the United States. We have excluded the individuals located in China from the pay ratio calculation pursuant to the de minimis exemption, as our employee population in China is less than 1% of our total employee population.

Median Employee. To identify the median employee from our employee population, we compared the amount of salary, wages, tips and overtime pay of our employees as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2017. In making this determination, we annualized the compensation of any full-time employees who were hired in 2017 and were working for us on December 15, 2017, but did not work for us the entire fiscal year. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our included employees are located in the United States, as are our Chief Executive Officers, we did not make any cost-of-living adjustments in identifying the median employee.

Median Employee Total Compensation. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $34,238. The difference between such employee’s salary, wages, tips and overtime pay and the employee’s annual total compensation represents the value of our matching contributions to participants in The Tile Shop 401(k) Retirement Plan (estimated at $788).

Chief Executive Officers Total Compensation. Since two individuals served as our Chief Executive Officer during fiscal 2017, we combined the annual total compensation of each of Messrs. Homeister and Rucker pursuant to Instruction 10 to Item 402(u) of Regulation S-K in order to arrive at the annual total combined compensation of $1,408,905. Mr. Homeister had annual total compensation of $1,303,626, which includes base salary, stock and option awards, and accrued severance. Mr. Rucker had annual total compensation of $105,279, which includes base salary and stock awards. Due to the termination of Mr. Homeister’s employment in October 2017, his annual total compensation includes accrued severance, which we would not anticipate to be included in annual total compensation in future years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 16, 2018, information regarding beneficial ownership of our common stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of February 16, 2018. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Common stock subject to options currently exercisable or exercisable within 60 days of February 16, 2018 are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group in which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

We have based our calculation of the percentage of beneficial ownership based on 52,152,031 shares of our common stock outstanding on February 16, 2018.

Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
BlackRock, Inc.(1)	5,823,901	11.2%
JWTS, Inc.(2)	4,441,180	8.5%
The Vanguard Group(3)	3,087,650	5.9%
Executive Officers and Directors:
Robert A. Rucker (4)	5,711,293	11.0%
Chris Homeister(5)	373,107	*
Kirk Geadelmann(6)	98,720	*
Carl Randazzo(7)	48,187	*
Joyce Maruniak(8)	-	*
Christopher T. Cook(9)	138,559	*
Peter J. Jacullo III(2)(10)	4,978,601	9.5%
Peter H. Kamin(11)	1,566,995	3.0%
Todd Krasnow(12)	109,696	*
Philip B. Livingston(13)	30,014	*
All Executive Officers and Directors as a Group (8 persons)(14)	12,652,022	24.2%

*       Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)

Based on a Schedule 13G filed with the SEC on January 19, 2018 by BlackRock, Inc. (“BlackRock”), BlackRock holds sole voting power over 5,761,631 shares and sole dispositive power over 5,823,901 shares. The business address of BlackRock is 55 East 52nd Street, New York, NY 10055.

(2)

Based on a Schedule 13D/A filed with the SEC on June 13, 2013 by JWTS, Inc., a Delaware corporation (“JWTS”) and Peter J. Jacullo III (“Jacullo”). Jacullo is the sole director of JWTS and may be deemed to have sole voting and investment power over the securities held by JWTS. The business address of JWTS is c/o Peter J. Jacullo III 61 High Ridge Avenue, Ridgefield, Connecticut 06877.

(3)

Based on a Schedule 13G filed with the SEC on February 9, 2018 by The Vanguard Group (“Vanguard”), Vanguard holds sole voting power over 76,070 shares, shared voting power over 2,300 shares, sole dispositive power over 3,012,780 shares and shared dispositive power over 74,870 shares. The business address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(4)

Includes 5,038 shares of unvested restricted common stock held by Mr. Rucker, 652,428 shares of common stock held by The Tile Shop, Inc. (“TS, Inc.”), 500,000 shares of common stock held by the Robert Rucker 2016 Grantor Retained Annuity Trust, 2,000,000 shares of common stock held by the Robert Rucker 2017 Grantor Retained Annuity Trust, 2,300,000 shares of common stock held by the Robert Rucker 2017 Grantor Retained Annuity Trust II, 3,380 shares of common stock held by Mr. Rucker’s spouse, and 23,660 shares of common stock held by Mr. Rucker as custodian for minor children under the Uniform Gifts to Minors Act. Mr. Rucker is the sole officer and member of the board of directors of TS, Inc., holds sole voting and dispositive power over the securities held by TS, Inc., and may be deemed to beneficially own the securities held by TS, Inc.

(5)	Includes options to purchase 326,250 shares of common stock that are currently exercisable. Mr. Homeister’s employment ended in October 2017.

(6)

Includes 22,850 shares of unvested restricted common stock held by Mr. Geadelmann and options to purchase 65,000 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 16, 2018.

(7)	Mr. Randazzo’s employment ended in October 2017.

(8)	Ms. Maruniak’s employment ended in November 2017.

(9)	Includes 5,793 shares of unvested restricted common stock held by Mr. Cook.

(10)

Includes 5,038 shares of unvested restricted common stock held by Mr. Jacullo, 4,441,180 shares of common stock held by JWTS, and 187,828 shares of common stock held by the Katherine D. Jacullo Children's 1993 Irrevocable Trust (the “1993 Trust”). Mr. Jacullo is the trustee of the 1993 Trust and disclaims beneficial ownership of the shares of common stock held by the 1993 Trust, except to the extent of his pecuniary interest therein

(11)

Includes 4,408 shares of unvested restricted common stock held by Mr. Kamin, 7,453 shares of common stock held by the Peter H. Kamin Family Foundation (the “Foundation”), 469,286 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003 (the “2003 Trust”), 285,481 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997 (the “1997 Trust”), 135,361 shares of common stock held by the Peter H. Kamin GST Trust (“GST”), 171,604 shares of common stock held by 3K Limited Partnership (“3K”), and 100 shares of common stock held by Mr. Kamin’s son. Mr. Kamin is the sole trustee of the Foundation, the sole trustee of the 2003 Trust, the sole trustee of the 1997 Trust, a trustee of GST, and the sole general partner of 3K and may be deemed to have sole voting and investment power over the securities held by these entities. Mr. Kamin disclaims beneficial ownership of the shares of common stock held by his son, except to the extent of his pecuniary interest therein.

(12)

Includes 2,897 shares of unvested restricted common stock held by Mr. Krasnow, 2,600 shares of common stock held by Mr. Krasnow’s spouse, 8,000 shares of common stock held by Hobart Road Charitable Remainder CRUT (“Hobart Road”), and 2,000 shares of common stock held by the Todd & Deborah Krasnow Charitable Remainder CRUT (“CRUT”). Mr. Krasnow is a trustee of each of Hobart Road and CRUT and may be deemed to have sole voting and investment power over the securities held by these entities. Mr. Krasnow disclaims beneficial ownership of the shares of common stock held by his spouse, except to the extent of his pecuniary interest therein.

(13)	Includes 7,053 shares of unvested restricted common stock held by Mr. Livingston.

(14)

Includes 65,125 shares of unvested restricted common stock and options to purchase 71,096 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 16, 2018. This group includes all directors and named executive officers individually listed above, other than Chris Homeister, Carl Randazzo and Joyce Maruniak, who are no

longer executive officers of the Company as of the date hereof. This group also includes Cabell Lolmaugh, who is an executive officer of the Company but not a named executive officer as of the date hereof.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents our equity compensation plan information as of December 31, 2017:

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,732,564	(1)	14.74	1,942,062
Equity compensation plans not approved by stockholders	-		-	-
Total	1,732,564		14.74	1,942,062

(1)	Represents shares of common stock to be issued upon exercise of currently outstanding options to purchase common stock granted pursuant to our Omnibus Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under Nasdaq rules and regulations, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that Messrs. Cook, Jacullo, Kamin, Krasnow and Livingston, representing five of our six directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors will be “independent” as that term is defined under the applicable SEC rules and regulations and the Nasdaq listing requirements and rules. Mr. Rucker,  our Interim Chief Executive Officer and President, is not an independent director by virtue of his employment with us.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as described below, since the beginning of fiscal year 2017, there have been no transactions, or series of transactions to which we were a participant or will be a participant, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers, holders of more than 5% of our common stock or any member of their immediate family, as defined in Item 404 of Item S-K of the 1934 Act and interpreted by the SEC in related guidance (individually a “related person” and collectively, the “related persons”) had or will have a direct or indirect material interest.

We employ Adam Rucker, son of Robert A. Rucker, our interim Chief Executive Officer and President, and a member of our Board, as a Director of Information Technology. In fiscal year 2017, we paid Adam Rucker a total of $120,000, consisting of base salary.  In fiscal year 2016, we paid Adam Rucker a total of $140,000, consisting of base salary and cash bonus. In fiscal year 2015, we paid Adam Rucker a total of $127,000, consisting of base salary and cash bonus. Also in fiscal year 2015, we granted stock options to Adam Rucker that had a combined grant date fair value of $44,000.  Adam Rucker also received the standard benefits provided to other of our employees during fiscal years 2017,  2016 and 2015.

Compensation arrangements with our named executive officers and directors are described elsewhere in this Annual Report on Form 10-K. There are no family relationships among any of our directors or executive officers. From time to time, we employ related persons and other family members of its officers and directors. Consistent with the policy described below, all such employment arrangements involving amounts exceeding $50,000 are reviewed by the Audit Committee. We may also sell products to related persons and related persons may purchase products or services from our suppliers for individual use. If such arrangements fall within the terms of the policy described below, they will also be reviewed by the Audit Committee.

Policies and Procedures for Related Person Transactions

Our Board has in place a written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions. This policy is administered by our Audit Committee and covers any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which we were or are to be a participant, the amount involved exceeds $50,000 and a related person had or will have a direct or indirect material interest. While the policy covers related person transactions in which the amount involved exceeds $50,000, the policy states that related person transactions in which the amount involved exceeds $120,000 are required to be disclosed in applicable filings as required by the SEC rules and regulations. Our Board determined to set the threshold for approval of related person transactions in the policy at an amount lower than that which is required to be disclosed under the SEC rules and regulations because we believe that it is appropriate for our Audit Committee to review transactions or potential transactions in which the amount involved exceeds $50,000, as opposed to $120,000. Pursuant to this policy, our Audit Committee will consider (a) the relevant facts and circumstances of the related person transaction, including if the related person transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third-party, (b) the extent of the related person’s interest in the related person transaction, (c) whether the related person transaction contravenes the conflict of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, (d) whether the relationship underlying the related person transaction at issue is believed to serve the best interest of us and our stockholders, and (e) the effect that a director’s related person transaction may have on such director’s status as an independent member of the Board and eligibility to serve on committees of the Board pursuant to SEC rules and Nasdaq listing standards.

Each related person will present to our Audit Committee each proposed related person transaction to which such related person is a party, including all relevant facts and circumstances relating thereto, and will update the Audit Committee as to any material changes to any related person transaction. All related person transactions may only be consummated if our Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Related party transactions do not include: (i) the payment of compensation by us to our executive officers or directors; (ii) indebtedness due from a related person for transactions in the ordinary course;  (iii) a  transaction in which the interest of the related person arises solely from ownership of a class of our securities where all holders of that class of securities receive the same benefit, on a pro-rata basis, from the transaction; or (iv) a transaction in which the rates or charges involved are determined by competitive bids. Additionally, certain types of transactions have been pre-approved by our audit committee under the policy as not involving a material interest. These pre-approved transactions include transactions in the ordinary course of business where the related party’s interest arises only: (a) from his or her position as a director of another entity that is party to the transaction; (b) from an equity interest of less than 5% in another entity that is party to the transaction; or (c) from a limited partnership interest of less than 5%, subject to certain limitations. No director will be permitted to participate in the approval of a related person transaction for which he or she is a related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Ernst & Young, LLP in fiscal year 2017 and 2016:

	2017	2016
Audit Fees(1)	$651,000	$760,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
	$651,000	$760,000

(1)

Audit Fees were principally for services rendered for the annual financial statement audit, audit of internal control over financial reporting, reviews of our quarterly reports on Form 10-Q and registration statements filed with the SEC.

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

PRE-APPROVAL POLICIES AND PROCEDURES

Pursuant to its written charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent auditors. Notwithstanding the foregoing, separate Audit Committee pre-approval shall not be required (a) if the engagement for services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding our engagement of the independent auditor (the “Pre-Approval Policy”) as to matters within the scope of the Pre-Approval Policy or (b) for de minimus non-audit services that are approved in accordance with applicable SEC rules. The Audit Committee has determined that the rendering of the services other than audit services by its principal accountant is compatible with maintaining the principal accountant’s independence. For fiscal year 2017, all audit and non-audit services performed by our independent auditors were pre-approved in accordance with such pre-approval policies.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       Documents filed as part of report

1.       Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Annual Report on Form 10-K:

2.       Financial Statement Schedules

The information required to be disclosed within Schedule II – Valuation and Qualifying Accounts is provided within the Consolidated Financial Statements of the Company filed as part of this Form 10-K.

3.       Exhibits.

See “Exhibit Index” immediately following the signature page of this Form 10-K, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Tile Shop Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tile Shop Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota

February 21,  2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Tile Shop Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Tile Shop Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tile Shop Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 21, 2018

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2017 and 2016

(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$6,621	$6,067
Restricted cash	855	3,000
Trade receivables, net	2,381	2,414
Inventories	85,259	74,295
Income tax receivable	5,726	1,670
Other current assets, net	4,717	8,755
Total Current Assets	105,559	96,201
Property, plant and equipment, net	151,405	141,037
Deferred tax assets	11,654	21,391
Long-term restricted cash	-	3,881
Other assets	2,107	2,763
Total Assets	$270,725	$265,273

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,771	$20,321
Current portion of long-term debt	8,833	6,286
Income tax payable	17	120
Other accrued liabilities	22,413	33,461
Total Current Liabilities	62,034	60,188
Long-term debt, net	18,182	22,126
Capital lease obligation, net	576	697
Deferred rent	41,290	37,595
Other long-term liabilities	4,769	5,768
Total Liabilities	126,851	126,374

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 52,156,850 and 51,607,143 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	180,109	185,998
Accumulated deficit	(36,239)	(47,058)
Accumulated other comprehensive loss	(1)	(46)
Total Stockholders' Equity	143,874	138,899
Total Liabilities and Stockholders' Equity	$270,725	$265,273

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2017,  2016 and 2015

(dollars in thousands, except share and per share data)

	2017	2016	2015
Net sales	$344,600	$324,157	$292,987
Cost of sales	108,378	97,261	89,377
Gross profit	236,222	226,896	203,610
Selling, general and administrative expenses	210,376	193,983	174,384
Income from operations	25,846	32,913	29,226
Interest expense	(1,857)	(1,715)	(2,584)
Other income (expense)	170	141	130
Income before income taxes	24,159	31,339	26,772
Provision for income taxes	(13,340)	(12,876)	(11,076)
Net income	$10,819	$18,463	$15,696

Income per common share:
Basic	$0.21	$0.36	$0.31
Diluted	0.21	0.36	0.31

Weighted average shares outstanding:
Basic	51,700,045	51,418,600	51,161,059
Diluted	51,927,877	51,880,113	51,304,982

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2017,  2016 and 2015

(dollars in thousands)

	2017	2016	2015
Net income	$10,819	$18,463	$15,696
Currency translation adjustment	45	(35)	(11)
Other comprehensive income (loss)	45	(35)	(11)
Comprehensive income	$10,864	$18,428	$15,685

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in- capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total
Balance at December 31, 2014	51,314,005	$5	$174,371	$(80,681)	$-	$93,695
Issuance of restricted shares	54,036	-	-	-	-	-
Stock based compensation	-	-	5,545	-	-	5,545
Stock option exercises	69,932	-	276	-	-	276
Foreign currency translation adjustments	-	-	-	-	(11)	(11)
Net income	-	-	-	15,696	-	15,696
Balance at December 31, 2015	51,437,973	$5	$180,192	$(64,985)	$(11)	$115,201
Reclassification of impact of ASU 2016-09	-	-	687	(536)	-	151
Balance at January 1, 2016	51,437,973	$5	$180,879	$(65,521)	$(11)	$115,352
Issuance of restricted shares	73,384	-	-	-	-	-
Stock based compensation	-	-	4,333	-	-	4,333
Stock option exercises	95,786	-	842	-	-	842
Tax withholdings related to net share settlements of stock-based compensation awards	-	-	(56)	-	-	(56)
Foreign currency translation adjustments	-	-	-	-	(35)	(35)
Net income	-	-	-	18,463	-	18,463
Balance at December 31, 2016	51,607,143	$5	$185,998	$(47,058)	$(46)	$138,899
Issuance of restricted shares	324,184	-	-	-	-	-
Cancellation of restricted shares	(87,849)	-	-	-	-	-
Stock based compensation	-	-	3,156	-	-	3,156
Stock option exercises	313,372	-	1,639	-	-	1,639
Tax withholdings related to net share settlements of stock-based compensation awards	-	-	(318)	-	-	(318)
Dividends paid	-	-	(10,366)	-	-	(10,366)
Foreign currency translation adjustments	-	-	-	-	45	45
Net income	-	-	-	10,819	-	10,819
Balance at December 31, 2017	52,156,850	$5	$180,109	$(36,239)	$(1)	$143,874

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements Cash Flows

For the years ended December 31, 2017,  2016 and 2015

(dollars in thousands)

	For the years ended,
	2017	2016	2015
Cash Flows From Operating Activities
Net income	$10,819	$18,463	$15,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	26,239	23,042	22,236
Amortization of debt issuance costs	691	487	308
Debt issuance cost writeoff	-	-	194
Loss on disposals of property, plant and equipment	210	447	143
Impairment charges of property, plant and equipment	1,072	-	-
Deferred rent	3,884	2,382	2,785
Stock based compensation	3,156	4,333	5,545
Deferred income taxes	9,737	(395)	5,743
Changes in operating assets and liabilities:
Trade receivables	33	(448)	(254)
Inventories	(10,964)	(4,417)	(1,021)
Prepaid expenses and other current assets	4,159	(5,849)	(1,387)
Accounts payable	12,048	4,195	945
Income tax receivable/payable	(4,159)	(1,917)	5,304
Accrued expenses and other liabilities	(11,234)	13,229	4,027
Net cash provided by operating activities	45,691	53,552	60,264
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(40,556)	(27,256)	(18,994)
Proceeds from the sale of property, plant and equipment	7	4	-
Net cash used in investing activities	(40,549)	(27,252)	(18,994)
Cash Flows From Financing Activities
Release of restricted cash	6,026	1,926	-
Payments of long-term debt and capital lease obligations	(36,575)	(37,822)	(124,025)
Advances on line of credit	35,000	10,000	88,000
Dividends paid	(10,366)	-	-
Contributions to NMTC fund	-	(6,683)	-
Payment of NMTC closing costs	-	1,269	-
Proceeds from exercise of stock options	1,639	842	276
Employee taxes paid for shares withheld	(318)	(56)	-
Debt issuance costs	-	-	(968)
Security deposits	-	(4)	29
Net cash used in financing activities	(4,594)	(30,528)	(36,688)
Effect of exchange rate changes on cash	6	(35)	(11)
Net change in cash	554	(4,263)	4,571
Cash and cash equivalents beginning of period	6,067	10,330	5,759
Cash and cash equivalents end of period	$6,621	$6,067	$10,330

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$636	$2,271	$898
Cash paid for interest	1,822	1,811	2,692
Cash paid for income taxes, net of refunds	7,603	15,162	22

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

The Company is a specialty retailer of natural stone and manufactured tiles, setting and maintenance materials, and related accessories in the United States. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Manufactured tiles include ceramic, porcelain, glass, cement, wood look, and metal tiles. The majority of the tile products are sold under the Company's proprietary Rush River and Fired Earth brand names. The Company purchases tile products, accessories and tools directly from its network of suppliers. The Company manufactures its own setting and maintenance materials, such as thinset and sealers under the Superior brand name. As of December 31, 2017, the Company operated 138 stores in 31 states and the District of Columbia, with an average size of approximately 20,300 square feet. The Company also sells products on its website.

Basis of Presentation

The consolidated financial statements of Holdings include the accounts of its wholly owned subsidiaries and variable interest entities, for which the Company is the primary beneficiary. See Note 11, “New Market Tax Credit,” for the discussion of financing arrangements involving certain entities that are variable interest entities that are included in these consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s estimates and judgments are based on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amount of assets and liabilities reported on the Company's balance sheets and the amounts of income and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition and related reserves for sales returns, useful lives of property, plant and equipment, determining impairment of property, plant and equipment, valuation of inventory, and income taxes. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Company had cash and cash equivalents of $6.6 million and $6.1 million at December 31, 2017 and 2016, respectively. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $3.1 million and $3.0 million at December 31, 2017 and 2016, respectively.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or are under the terms of use for current operations are included in the restricted balance on the balance sheet. Cash and cash equivalents that are restricted as to withdrawal and designated for expenditure in the construction of noncurrent assets are included in long-term restricted cash on the balance sheet.

Trade Receivables

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts on a specific identification basis as well as by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

recorded when received. The allowance for doubtful accounts was $0.1 million as of December 31, 2017 and 2016. The Company does not accrue interest on accounts receivable.

Inventories

Inventories are stated at the lower of cost (determined using the weighted average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Our largest supplier accounted for approximately 18% of our total purchases in 2017. Inventories were comprised of the following at December 31, 2017 and 2016:

	2017	2016
	(in thousands)
Finished goods	$65,843	$61,949
Raw materials	1,660	2,312
Finished goods in transit	17,756	10,034
Total	$85,259	$74,295

The Company provides provisions for losses related to shrinkage and other amounts that are not otherwise expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends.  The provision for losses related to shrinkage and other amounts was $0.2 million for both December 31, 2017 and 2016.

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

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of December 31, 2017 and 2016, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

Revenue Recognition

The Company recognizes sales at the time the customer takes possession of the merchandise or when final delivery of the product has occurred. The Company recognizes service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. The Company is required to charge and collect sales and other taxes on sales to the Company's customers and remit these taxes back to government authorities. Total revenues do not include sales tax because the Company is a pass-through conduit for collecting and remitting sales tax. Sales are reduced by an allowance for anticipated sales returns that the Company estimates based on historical returns.

The Company generally requires customers to pay a deposit when purchasing inventory that is not regularly carried at the store location, or not currently in stock. These deposits are included in other accrued liabilities until the customer takes possession of the merchandise.

Sales Return Reserve

Customers may return purchased items for an exchange or refund. The process to establish a sales return reserve contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future returns and exchanges. The customer may receive a refund or exchange the original product for a replacement of equal or similar quality for a period of six months from the time of original purchase. Products received back under this policy are reconditioned pursuant to state laws and resold. The Company records a reserve for estimated product returns, based on historical return trends together with current product sales performance. A summary of activity in the Company's sales returns reserve follows:

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2017	2016	2015
	(in thousands)
Balance at beginning of year	$3,080	$2,781	$3,292
Additions to sales return reserve	30,177	31,334	26,522
Deductions from sales return reserve	(30,118)	(31,035)	(27,033)
Balance at end of year	$3,139	$3,080	$2,781

Cost of Sales and Selling, General and Administrative Expenses

The primary costs classified in each major expense category are:

Cost of Sales

•	Materials cost;
•	Shipping and transportation expenses to bring products into the Company's distribution centers;
•	Custom and duty expenses;
•	Customer shipping and handling expenses;
•	Physical inventory losses;
•	Costs incurred at distribution centers in connection with the receiving process; and
•	Labor and overhead costs incurred to manufacture inventory

Selling, General & Administrative Expenses

•	All compensation costs for retail, corporate and distribution employees;
•	Occupancy, utilities and maintenance costs of retail and corporate facilities;
•	Shipping and transportation expenses to move inventory from the Company's distribution centers to the Company's stores;
•	Depreciation and amortization; and
•	Advertising costs

Stock Based Compensation

The Company recognizes expense for its stock based compensation based on the fair value of the awards on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period, net of actual forfeitures. Certain awards are also subject to forfeiture if the Company fails to attain its Adjusted EBITDA targets. The Company adjusts the cumulative expense recognized on awards with performance conditions based on a probability of achieving the performance condition. The Company may issue incentive awards in the form of stock options, restricted stock awards and other equity awards to employees and non-employee directors. Compensation cost is recognized ratably over the requisite service period of the related stock based compensation award.

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

Segments

The Company’s operations consist primarily of retail sales of natural stone and manufactured tiles, setting and maintenance materials, and related accessories in stores located in the United States and through its website. The Company’s chief operating decision maker only reviews the consolidated results of the Company and accordingly, the Company has concluded it has one reportable segment.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Advertising Costs

Advertising costs were $9.5 million, $6.9 million and $6.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. The Company’s advertising consists primarily of digital media, direct marketing, events and traditional print media that is expensed at the time the media is distributed.

Pre-opening Costs

The Company’s pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, compensation costs and promotional costs. The Company expenses pre-opening costs as incurred which are recorded in selling, general and administrative expenses. During the years ended December 31, 2017, 2016 and 2015, the Company reported pre-opening costs of $1.7 million, $0.9 million and $0.5 million, respectively.

Property, Plant and Equipment

Property, plant equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repairs and maintenance costs are charged to selling, general and administrative expenses when incurred. Property, plant and equipment are depreciated or amortized using the straight-line method over each asset’s estimated useful life. Leasehold improvements and fixtures at leased locations are amortized using the straight-line method over the shorter of the lease term (including fixed rate renewal terms) or the estimated useful life of the asset. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is included in other income and expense.

	Asset life (in years)
Buildings and building improvements		40
Leasehold improvements	8	–	26
Furniture and fixtures	2	–	7
Machinery and equipment	5	–	10
Computer equipment and software	3	–	7
Vehicles		5

The Company evaluates potential impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recorded based on the difference between the carrying value and fair value of the assets.  During the year ended December 31, 2017, the Company recorded asset impairment charges of $1.1 million, which were classified in selling, general and administrative expenses.  No impairment charges were recorded during the years ended December 31, 2016 or 2015.

Internal Use Software

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when there are no plans to market the software externally. Costs capitalized include external direct costs of materials and services and internal compensation costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. As of December 31, 2017 and 2016, $0.2 million and $0.4 million was included in computer equipment and software, respectively. The majority of the costs capitalized relate to amounts invoiced by external consultants. The costs are amortized over estimated useful lives of three to five years. There was $0.2 million, $0.5 million and $0.5 million depreciation expense related to capitalized software during the years ended December 31, 2017, 2016 and 2015, respectively.

Leases

The Company leases its store locations and corporate headquarters. We also lease our distribution center in Dayton, New Jersey. Assets held under capital leases are included in property, plant and equipment and amortization is included in depreciation expense. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

possession of the property. Tenant improvement allowances are amounts received from a lessor for improvements to leased properties and are amortized against rent expense over the life of the respective leases. At lease inception, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at the Company’s sole discretion. The lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Rent expense is included in selling, general and administrative expenses. Certain leases require the Company to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These expenses are also classified in selling, general and administrative expenses.

Self-Insurance

The Company is self-insured for certain employee health and workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, and economic conditions. As of December 31, 2017 and 2016, an accrual of $0.3 million and $0.7 million related to estimated employee health claims was included in other current liabilities, respectively. As of December 31, 2017 and 2016, an accrual of $1.3 million and $1.2 million related to estimated workers’ compensation claims was included in other current liabilities, respectively.

The Company has standby letters of credit outstanding related to the Company's workers’ compensation and employee health insurance policies. As of December 31, 2017 and 2016, the standby letters of credit totaled $1.1 million.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued a standard that simplifies the subsequent measurement of inventory. Previously, an entity was required to measure inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes required that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The standard was effective for the Company at the beginning of fiscal year 2017.  The adoption of this new standard did not have a material effect on the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a final standard on revenue from contracts with customers. This new standard introduces a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts either proportionally in earnings as redemptions occur or when redemption is remote.  Upon adoption of the new standard on January 1, 2018, the Company will present the gross sales returns reserve as a component of other accrued liabilities and establish a return asset that will be classified as a component of other current assets, net in the consolidated balance sheet.  Currently, the Company presents its sales returns reserve net of the value of the return assets as a component of other accrued liabilities in the consolidated balance sheet.  Based on the Company’s assessment to date, the underlying principles of the new standard, relating to the measurement of revenue and the timing of recognition, are closely aligned with the Company’s current business model and practices.  As a result, other than the presentation of a gross sales returns reserve and a returns asset in the consolidated balance sheet, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet.  The standard is effective in fiscal year 2019, with early adoption permitted. The Company expects the primary impact upon adoption will be the recognition, on a discounted basis, of minimum commitments under non-cancelable operating leases on the consolidated balance sheets resulting in the recording of right of use assets and lease obligations.  The Company’s minimum commitments under non-cancelable operating leases are disclosed in Note 5.  The Company has identified its lease management system and is in the process of identifying and evaluating the applicable leases.  The Company is currently assessing the effect the new standard will have on its consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In August 2016, the FASB issued an accounting standards update with new guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on eight specific cash flow issues. The standards update is effective for the Company in fiscal year 2018 and should be applied retrospectively. The Company is currently assessing the effect the new standard will have on its consolidated financial statements.

 In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. The new standard is effective for the Company in fiscal year 2018, with early adoption permitted. The guidance should be applied retrospectively after adoption. The Company’s restricted cash balance was $0.9 million as of December 31, 2017. Upon adopting the new standard, the Company anticipates that it will no longer present the release of restricted cash as a financing cash inflow. Instead, restricted cash and long-term restricted cash balances will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows.

Note 2: Property Plant and Equipment:

Property, plant and equipment consisted of the following at December 31:

	2017	2016
	(in thousands)
Land	$904	$904
Building and building improvements	25,417	21,916
Leasehold improvements	84,677	77,404
Furniture and fixtures	129,876	119,589
Machinery and equipment	28,561	26,433
Computer equipment and software	29,851	24,002
Vehicles	3,463	3,136
Construction in progress	6,124	3,543
Total property, plant and equipment	308,873	276,927
Less accumulated depreciation	(157,468)	(135,890)
Total property, plant and equipment, net	$151,405	$141,037

Depreciation expense on property and equipment, including capital leases, was $26.2 million, $23.0 million and $22.2 million for the years ended December 31, 2017,  2016 and 2015, respectively. Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the year ended December 31, 2017, the Company recorded asset impairment charges of $1.1 million. No impairment charges were recorded during the years ended December 31, 2016 or 2015.

Note 3: Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2017	2016
	(in thousands)
Shareholder litigation accrual	$-	$9,500
Customer deposits	8,064	7,742
Accrued wages and salaries	2,853	4,962
Sales return reserve	3,139	3,080
Payroll and sales taxes	2,491	2,691
Other current liabilities	5,866	5,486
Total accrued liabilities	$22,413	$33,461

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Long-term Debt

Long-term debt, net of debt issuance costs, consisted of the following at December 31:

	2017		2016
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Costs	Principal	Costs
	(in thousands)
Term note payable - interest at 3.06% and 2.27% at December 31, 2017 and 2016	$11,346	$(36)	$17,721	$(114)
Commercial bank credit facility	15,000	-	10,000	-
Variable interest rate bonds (1.69% and 0.89% at December 31, 2017 and 2016), which mature April 1, 2023, collateralized by buildings and equipment	705	-	805	-
Total debt obligations	27,051	(36)	28,526	(114)
Less: current portion	8,855	(22)	6,350	(64)
Debt obligations, net of current portion	$18,196	$(14)	$22,176	$(50)

Approximate annual aggregate maturities of debts, net of debt issuance costs, are as follows: (in thousands):

Fiscal year
2018	$8,855
2019	2,706
2020	15,115
2021	120
2022	125
Thereafter	130
Total future maturities payments	$27,051
Less: debt issuance costs	36
Total future maturities payments, net of debt issuance costs	$27,015

On June 2, 2015, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (as amended, the “Credit Agreement”). On December 9, 2016, the Credit Agreement was amended to permit an additional New Markets Tax Credit Financing arrangement and on February 10, 2017, the Credit Agreement was amended to permit the Company to make certain dividend payments. The Credit Agreement again was amended on July 17, 2017 to adjust the consolidated fixed charge coverage ratio from 2.00:1.00 to 1.50:1.00 to provide greater flexibility in declaring and making dividend payments or other distributions to shareholders. The Credit Agreement provides the Company with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At December 31, 2017 the base interest rate was 5.00% and the LIBOR-based interest rate was 3.06%. Borrowings outstanding consisted of $11.3 million on the term loan and $15.0 million on the revolving line of credit as of December 31, 2017.  There was $60.0 million available for borrowing on the revolving line of credit as of December 31, 2017. The Company can elect to prepay the term loan without incurring a penalty. Additional borrowings pursuant to the Credit Agreement may be used to support the Company’s growth and for working capital purposes. The term loan requires quarterly principal payments as follows (in thousands):

Period
March 31, 2018 to June 30, 2018	1,875
September 30, 2018 to March 31, 2020	2,500

The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. The Company was in compliance with the covenants as of December 31, 2017.

Capital Leases:

The Company has one store lease that is accounted for as a  capital lease. This lease expires in 2022. Assets acquired under capital leases are included in property, plant and equipment.

As of December 31, 2017, minimum lease payments under the Company's capital lease obligation were as follows (in thousands):

Fiscal year
2018	$215
2019	216
2020	216
2021	215
2022	90
Thereafter	-
Less: amounts representing interest	(255)
Present value of future minimum lease payments	697
Less: current portion	121
Capital lease obligations, net of current portion	$576

Note 5: Commitments and Contingencies

Operating leases:

The Company leases buildings and office space under various operating lease agreements. In addition to rent, most leases require payments of real estate taxes, insurance, and common area maintenance. The leases generally have an initial lease term of ten to fifteen years and contain renewal options and escalation clauses. For leases that contain fixed escalation of the minimum rent or rent holidays, rent expense is recognized on a straight-line basis through the end of the lease term including assumed renewals. The difference between the straight-line rent amounts and amounts payable under the leases is recorded as deferred rent. For the years ended December 31, 2017,  2016 and 2015, rent expense was $33.8 million, $29.7 million, and $27.2 million, respectively.

Annual minimum rentals under non-cancelable operating leases are as follows, for the years ended December 31 (in thousands):

Fiscal year
2018	$34,142
2019	34,725
2020	34,815
2021	34,541
2022	34,706
Thereafter	408,068
Total future maturities payments	$580,997

Legal proceedings:

The Company was a defendant in a consolidated class action arising in 2013 alleging it failed to disclose certain related party transactions in the Company’s SEC filings and press releases. In January 2017, the plaintiffs and the Company agreed to settle the lawsuit for $9.5 million.  The court approved the settlement, and entered an order dismissing the action on June 14, 2017.

The Company also is a nominal defendant in three actions brought derivatively on behalf of the Company by three shareholders in 2015.  The plaintiffs allege that the defendant-directors and/or officers breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also allege claims for insider trading and/or unjust enrichment. The Company moved to dismiss the actions, or in the alternative, to stay the actions.  Those motions have not yet been decided.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Based on the Company’s assessment of the derivative actions and demand, the range of resulting loss is not expected to have a material impact on the Company’s financial statements.

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

The following table sets forth by Level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2017 and 2016 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	December 31, 2017	December 31, 2016
Assets		(in thousands)
Cash and cash equivalents	Level 1	$6,621	$6,067
Restricted cash	Level 1	855	3,000
Long-term restricted cash	Level 1	-	3,881

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

•

Long term restricted cash: Consists of cash and cash equivalents held in bank deposit accounts restricted as to withdrawal and designated for expenditure in the construction of noncurrent assets.  The value was measured using quoted market prices in active markets.  The carrying amount approximates fair value.

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value.  During the year ended December 31, 2017, the Company identified property, plant and equipment that would be disposed of prior to the end of their useful lives which resulted in the recognition of a $1.1 million charge to write-down these assets to their estimated fair value.  The Company measured the fair value of these assets based on projected cash flows and an estimated risk-adjusted rate of return. Projected cash flows are considered level 3 inputs. No impairment charges were recorded during the years ended December 31, 2016 and 2015.

The carrying value of the Company’s borrowings under its credit agreement approximate fair value based upon level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Note 7: Related Party Transactions

The Company employs Adam Rucker, son of Robert A. Rucker, our interim Chief Executive Officer and President, and a member of our Board of Directors, as a Director of Information Technology. In fiscal year 2017, the Company paid Adam Rucker a total of $120,000, consisting of base salary. In fiscal year 2016, the Company paid Adam Rucker a total of $140,000, consisting of base salary and cash bonus. In fiscal year 2015, the Company paid Adam Rucker a total of $127,000, consisting of base salary and cash bonus. Also in fiscal year 2015, the Company granted stock options to Adam Rucker that had a combined grant date fair value of $44,000.  Adam Rucker also received the standard benefits provided to other Company employees during fiscal years 2017, 2016 and 2015.

Note 8: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential common shares outstanding during the period.

Basic and diluted net income per share was calculated as follows:

	2017	2016	2015
	(in thousands, except share and per share data)
Net income	$10,819	$18,463	$15,696
Weighted-average shares outstanding - basic	51,700,045	51,418,600	51,161,059
Dilutive common stock equivalents	227,832	461,513	143,923
Weighted-average shares outstanding - diluted	51,927,877	51,880,113	51,304,982
Basic net income per share	$0.21	$0.36	$0.31
Diluted net income per share	$0.21	$0.36	$0.31
Antidilutive Shares	445,490	373,255	568,014

Note 9: Equity Incentive Plans

2012 Plan:

Under the 2012 Omnibus Award Plan (the “2012 Plan”), 5,000,000 shares of the Company’s common stock are reserved for issuance pursuant to a variety of stock based compensation awards, including stock options, and restricted stock awards.

Stock Options:

During the years ended December 31, 2017,  2016 and 2015, the Company granted stock options to its employees that included service condition requirements. The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the option valuation models are outlined in the following table:

	2017			2016			2015
Risk-free interest rate	1.89%	–	2.12%	1.15%	–	1.52%	0.90%	–	1.07%
Expected life (in years)	5	–	6	5	–	7		5
Expected volatility	51%	–	55%	52%	–	53%	52%	–	53%
Dividend yield	1%	–	2%	0%	–	0%	0%	–	0%

The computation of the expected volatility assumptions used in the option valuation models was based on historical volatilities of the Company. The Company used the “simplified” method to calculate the expected term of options granted due to the lack of adequate historical data. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The expected dividend yield for 2017 was determined using the historical dividend payout and a trailing twelve month closing stock price on the grant date. The expected dividend yield was zero prior to December 31, 2016 based on the fact that, at that time, the Company had not paid dividends prior to December 31, 2016. To the extent that actual outcomes differ from the Company's assumptions, the Company is not required to true up grant-date fair value-based expense to final intrinsic values. The weighted average fair value of stock options granted was $5.88,  $7.37, and $5.00 during the years ended December 31, 2017,  2016 and 2015, respectively.

Stock based compensation related to options for the years ended December 31, 2017,  2016 and 2015 was $1.9 million, $3.2 million, and $3.6 million, respectively, and was included in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2017, the total future compensation cost related to non-vested options not yet recognized in the consolidated statement of operations was $3.0 million and is expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Avg Grant Date Fair Value	Weighted Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2015	2,471,000	$13.27	$6.45	7.6	$38
Granted	482,671	$10.91	$5.00
Exercised	(69,932)	$10.00	$5.17
Cancelled/Forfeited	(258,794)	$11.81	$5.61
Balance, December 31, 2015	2,624,945	$13.07	$6.30	6.5	$12,757
Granted	443,500	$15.43	$7.37
Exercised	(95,786)	$10.47	$5.40
Cancelled/Forfeited	(612,118)	$12.33	$5.68
Balance, December 31, 2016	2,360,541	$13.84	$6.71	5.7	$15,971
Granted	305,150	$13.49	$5.88
Exercised	(313,372)	$10.07	$5.44
Cancelled/Forfeited	(619,755)	$13.04	$6.29
Balance, December 31, 2017	1,732,564	$14.74	$6.95	4.5	$365
Exercisable at December 31, 2017	1,114,835	$15.98	$7.65	3.5
Vested and expected to vest, December 31, 2017	2,032,314	$14.04	$6.59	4.5	$365

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s stock on December 31. The intrinsic value of the stock options exercised during 2017 and 2016 was $4.4 million and $0.9 million, respectively.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Options outstanding as of December 31, 2017 are as follows:

Range of Exercise Price				Weighted Average
			Options	Exercise Price	Remaining Contractual Life-Years
$5.00	to	$10.00	652,411	$9.22	5.30
$10.01	to	$15.00	509,478	$12.32	3.81
$15.01	to	$20.00	244,875	$17.87	5.75
$20.01	to	$25.00	87,800	$22.39	6.71
$25.01	to	$30.00	238,000	$29.02	1.73

Restricted Stock:

The Company awards restricted common shares to selected employees and non-employee directors. Recipients are not required to provide any consideration other than continued services. Restricted share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain its Adjusted EBITDA targets. The restricted common shares are valued at the grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition.

The following table summarizes restricted stock activity:

	Shares	Weighted Avg Grant Date Fair Value
Nonvested, December 31, 2014	189,235	$14.67
Granted	54,036	$12.45
Vested	(164,235)	$12.50
Forfeited	-	$-
Nonvested, December 31, 2015	79,036	$17.67
Granted	73,384	$17.60
Vested	(66,536)	$15.55
Forfeited	-	$-
Nonvested, December 31, 2016	85,884	$19.25
Granted	324,184	$13.55
Vested	(47,051)	$19.93
Forfeited	(87,849)	$17.71
Nonvested, December 31, 2017	275,168	$13.03

The total expense associated with restricted stock for the years ended December 31, 2017,  2016, and 2015 was $1.2 million, $1.1 million, and $1.9 million, respectively. As of December 31, 2017, there was $2.9 million of total unrecognized expense related to unvested restricted stock awards, which are expected to vest, and will be expensed over a weighted-average period of 3.3 years. The fair value of restricted stock granted in fiscal year 2017 was $4.4 million. The total fair value of restricted stock that vested during the year ended December 31, 2016 was $1.3 million. Using the closing stock price of $9.60 on December 31, 2017, the number of restricted shares outstanding and expected to vest was 269,768, with an intrinsic value of $2.6 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Income Taxes

The components of the provision for income taxes consist of the following:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Current
Federal	$2,721	$10,831	$3,691
State	872	2,560	1,886
International	30	30	-
Total Current	3,623	13,421	5,577
Deferred
Federal	9,354	(363)	5,252
State	363	(182)	247
Total Deferred	9,717	(545)	5,499
Total Provision for Income Taxes	$13,340	$12,876	$11,076

A majority of all of the Company's income is from domestic operations.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected the Company, including, but not limited to, a reduction of the corporate income tax rate to 21% effective January 1, 2018 and a one-time mandatory transition tax on accumulated foreign earnings. The Company is required to recognize the effect of the tax law changes in the period of enactment, including determining the transition tax, re-measuring the Company’s U.S. deferred tax assets and liabilities and reassessing the net realizability of the Company’s deferred tax assets and liabilities. Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, the Company considers the accounting of the transition tax, deferred tax re-measurements, and other items to be provisional due to the forthcoming guidance and the Company’s ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

The following table reflects the effective income tax rate reconciliation for the years ended December 31, 2017,  2016 and 2015:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Tax reform(1)	18.9	-	-
State income taxes, net of the federal tax benefit	4.1	4.4	4.4
Stock based compensation	(2.0)	1.6	1.4
Other	(0.8)	0.1	0.6
Effective tax rate	55.2%	41.1%	41.4%
(1)	Due to the Tax Act, the Company re-measured its U.S. deferred tax assets as of December 31, 2017 from 35% to 21%, resulting in $4.6 million of income tax expense.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Components of net deferred income taxes are as follows at December 31:

	2017	2016
	(in thousands)
Deferred income tax assets:
Section 743 carryforward	$16,508	$27,251
Leasehold improvement reimbursements	3,642	5,299
Inventory	1,229	1,707
Deferred rent	5,456	6,794
Stock based compensation	2,016	3,112
Other	206	3,064
Total deferred income tax assets	$29,057	$47,227

Deferred income tax liabilities
Depreciation	17,403	25,836
Total deferred income tax liabilities	17,403	25,836
Net deferred income tax assets	$11,654	$21,391

The Company has not recorded United States deferred income taxes on approximately $0.7 million of its non-U.S. subsidiaries' undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. The transition tax noted above will result in including the previously untaxed foreign earnings in the Company’s 2017 federal and state taxable income.  If these earnings were repatriated to the United States, the Company would be required to accrue and pay local country withholding taxes and potential United States state taxes.  The additional tax obligation associated with the repatriation of earnings generated outside of the United States would not have a material impact on the Company’s financial statements. As part of its ongoing analysis on the impacts of the Tax Act, the Company continues to analyze its potential tax liabilities.

The Company records interest and penalties through income tax relating to uncertain tax positions. As of December 31, 2017,  2016 and 2015, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

The Company's federal income tax returns for fiscal years 2015 through 2016 tax years are still subject to examination in the U.S. Various state and foreign jurisdiction tax years remain open to examination. The Company believes that any potential assessment would be immaterial to its financial statements.

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

In this transaction, Tile Shop Lending loaned $6.7 million to the Investment Fund  at an interest rate of 1.37% per year and with a maturity date of December 31, 2046. The Investment Fund then contributed the loan to a CDE, which, in turn, loaned the funds on similar terms to Tile Shop of Oklahoma, LLC, an indirect, wholly-owned subsidiary of Holdings. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by U.S. Bank, net of syndication fees) were used to partially fund the distribution center project.

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions of $3.1 million, net of syndications fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction, which were classified as other current assets and other non-current assets in the consolidated balance sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of December  31, 2017, the balance of the contribution liability was $2.7 million, of which $0.4 million is classified as other accrued liabilities on the consolidated balance sheet and $2.3 million is classified as other long-term liabilities on the consolidated balance sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund.  Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. During the fiscal year ended December  31, 2017, the Company received reimbursements totaling $6.0 million from the investment fund. As of December  31, 2017, the balance in the Investment Fund available for reimbursement to the Company was $0.9 million.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company determined that this financing arrangement contains a VIE.  The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors’ contributions, of $5.6 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the consolidated balance sheet.  The Company is recognizing the benefit of this net $4.4 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of December 31, 2017, the balance of the contribution liability was $1.7 million, of which $0.7 million is classified as other accrued liabilities on the consolidated balance sheet and $1.0 million is classified as other long-term liabilities on the consolidated balance sheet.

Note 12: Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company matched $1.4 million, $0.5 million, and $0.4 million of employee contributions in 2017,  2016, and 2015 and made no discretionary contributions for any of the years presented.

Note 13: Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2017 and 2016 are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
2017
Net sales	$92,135	$89,464	$84,421	$78,580
Gross profit	64,745	62,348	56,662	52,467
Income (loss) from operations	13,533	11,600	4,377	(3,664)
Net income (loss)	8,009	7,723	2,438	(7,351)
Basic earnings (loss) per share	0.16	0.15	0.05	(0.14)
Diluted earnings (loss) per share	0.15	0.15	0.05	(0.14)

2016
Net sales	$84,714	$84,270	$78,559	$76,614
Gross profit	59,705	58,699	55,159	53,333
Income from operations	11,756	11,709	7,798	1,650
Net income	6,758	6,849	4,583	273
Basic earnings per share	0.13	0.13	0.09	0.01
Diluted earnings per share	0.13	0.13	0.09	0.01

Note 14:  Subsequent Event

On February 21,  2018, the Company declared a $0.05 dividend to stockholders of record as of the close of business on March 5, 2018. The dividend will be paid on March 16, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TILE SHOP HOLDINGS, INC.
Date: February 21, 2018	/s/ ROBERT A. RUCKER
Robert A. Rucker
Interim Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes ROBERT A. RUCKER and KIRK L. GEADELMANN, or either of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date

/s/ ROBERT A. RUCKER	February 21, 2018

Robert A. Rucker
Interim Chief Executive Officer, Director
(Principal Executive Officer)

/s/ KIRK L. GEADELMANN	February 21, 2018

Kirk L. Geadelmann
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ PETER H. KAMIN	February 21, 2018

Peter H. Kamin
Director and Chairman of the Board of Directors

/s/ PETER J. JACULLO	February 21, 2018

Peter J. Jacullo, Director

/s/ TODD KRASNOW	February 21, 2018

Todd Krasnow, Director

/s/ PHILIP B. LIVINGSTON	February 21, 2018

Philip B. Livingston, Director

/s/ CHRISTOPHER T. COOK	February 21, 2018

Christopher T. Cook, Director

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Contribution and Merger Agreement, dated June 27, 2012, by and among JWC Acquisition Corp., The Tile Shop, LLC, members of The Tile Shop, LLC, Nabron International, Inc. Tile Shop Merger Sub, Inc. and Sellers’ representative – incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by JWCAC on June 27, 2012.

3.1	Certificate of Incorporation of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
3.2	Bylaws of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
4.1	Specimen Common Stock Certificate – incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 23, 2012.
10.1*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Robert A. Rucker – incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-4 dated July 2, 2012.
10.2*	Offer Letter Agreement, dated June 24, 2012, by and between Tile Shop Holdings, Inc. and Carl Randazzo – incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-4 dated July 2, 2012.
10.3*	Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.4*

Amended and Restated Amendment No. 1 to The Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.5*

Form of Indemnification Agreement by and between Tile Shop Holdings, Inc. and each of its directors and executive officers – incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registrant’s Form S-4 dated July 23, 2012.

10.6*	Tile Shop Holdings, Inc. Incentive Stock Option Agreement – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.7	Tile Shop Holdings, Inc. Nonstatutory Stock Option Agreement – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.8*	Tile Shop Holdings, Inc. Stock Restriction Agreement – incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.9*

Employment Agreement, between Tile Shop Holdings, Inc. and Chris Homeister, effective October 1, 2013 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2013.

10.10*

Offer Letter Agreement, between Tile Shop Holdings, Inc. and Kirk Geadelmann, dated June 30, 2014 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2014.

10.11*

Amendment to Terms of Employment, effective January 1, 2015, between Tile Shop Holdings, Inc. and Chris Homeister – incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014.

10.12*

Amendment to Terms of Employment, effective January 1, 2015, between Tile Shop Holdings, Inc. and Robert A. Rucker – incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014.

10.13*

Credit Agreement, dated June 2, 2015, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 4, 2015.

10.14*

Security Agreement, dated June 2, 2015, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 4, 2015.

10.15*

Guaranty Agreement, dated June 2, 2015, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 4, 2015.

10.16*

Stipulation of Settlement, among Tile Shop Holdings, Inc., Beaver County Employees’ Retirement Fund and the other parties thereto, dated January 13, 2017 – incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment to Current Report on Form 8-K filed January 20, 2017.

10.17*

First Amendment to Credit Agreement, dated December 9, 2016, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 14, 2017.

10.18*

Second Amendment to Credit Agreement, dated February 10, 2017, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 14, 2017.

10.19*

Amendment to Offer Letter Agreement, dated April 21, 2017, between Tile Shop Holdings, Inc. and Kirk Geadelmann - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.20*

Offer Letter Agreement, dated February 17, 2017, between Tile Shop Holdings, Inc. and Joyce Maruniak - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.21*

Confidential Separation Agreement and Release dated March 20, 2017 between the Tile Shop Holdings, Inc. and Joseph Kinder - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.22*

Third Amendment to Credit Agreement, dated July 17, 2017, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 19, 2017.

10.23*	Tile Shop Holdings, Inc. Stock Restriction Agreement – incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter September 30, 2017.
21.1	Subsidiaries of Tile Shop Holdings, Inc. – filed herewith.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm – filed herewith.
24.1	Power of Attorney (included on the “Signatures” page of this Form 10-K).
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
32.1**	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.
32.2**	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Management compensatory plan or arrangement.

**

These certificates are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.