Form 10-Q
period 2018-03-31
TILE SHOP HOLDINGS, INC.
filed 2018-04-27
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 23, 2018, there were 52,504,143  shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$7,152	$6,621
Restricted cash	835	855
Receivables, net	2,885	2,381
Inventories	88,317	85,259
Income tax receivable	4,616	5,726
Other current assets, net	6,559	4,717
Total Current Assets	110,364	105,559
Property, plant and equipment, net	150,156	151,405
Deferred tax assets	11,228	11,654
Other assets	1,947	2,107
Total Assets	$273,695	$270,725

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,986	$30,771
Current portion of long-term debt	9,459	8,833
Income tax payable	43	17
Other accrued liabilities	29,665	22,413
Total Current Liabilities	65,153	62,034
Long-term debt, net	15,692	18,182
Capital lease obligation, net	543	576
Deferred rent	41,958	41,290
Other long-term liabilities	4,477	4,769
Total Liabilities	127,823	126,851

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 52,429,157 and 52,156,850 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	178,126	180,109
Accumulated deficit	(32,288)	(36,239)
Accumulated other comprehensive income (loss)	29	(1)
Total Stockholders' Equity	145,872	143,874
Total Liabilities and Stockholders' Equity	$273,695	$270,725

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$91,134	$92,135
Cost of sales	27,096	27,390
Gross profit	64,038	64,745
Selling, general and administrative expenses	57,927	51,212
Income from operations	6,111	13,533
Interest expense	(554)	(485)
Other income	35	36
Income before income taxes	5,592	13,084
Provision for income taxes	(1,581)	(5,075)
Net income	$4,011	$8,009

Income per common share:
Basic	$0.08	$0.16
Diluted	$0.08	$0.15

Weighted average shares outstanding:
Basic	51,881,681	51,523,627
Diluted	51,899,210	52,140,945

Dividends declared per share	$0.05	$0.05

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$4,011	$8,009
Currency translation adjustment	30	5
Other comprehensive income	30	5
Comprehensive income	$4,041	$8,014

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Treasury units	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2016	51,607,143	$5	$185,998	$-	$(47,058)	$(46)	$138,899
Issuance of restricted shares	324,184	-	-	-	-	-	-
Cancellation of restricted shares	(87,849)	-	-	-	-	-	-
Stock based compensation	-	-	3,156	-	-	-	3,156
Stock option exercises	313,372	-	1,639	-	-	-	1,639
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(318)	-	-	-	(318)
Dividends paid	-	-	(10,366)	-	-	-	(10,366)
Foreign currency translation adjustments	-	-	-	-	-	45	45
Net income	-	-	-	-	10,819	-	10,819
Balance at December 31, 2017	52,156,850	$5	$180,109	$-	$(36,239)	$(1)	$143,874
Adoption of revenue recognition standard (see Note 1)	-	-	-	-	(60)	-	(60)
Issuance of restricted shares	281,945	-	-	-	-	-	-
Cancellation of restricted shares	(9,638)	-	-	-	-	-	-
Stock based compensation	-	-	617	-	-	-	617
Dividends paid	-	-	(2,600)	-	-	-	(2,600)
Foreign currency translation adjustments	-	-	-	-	-	30	30
Net income	-	-	-	-	4,011	-	4,011
Balance at March 31, 2018	52,429,157	$5	$178,126	$-	$(32,288)	$29	$145,872

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$4,011	$8,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	7,000	6,336
Amortization of debt issuance costs	167	174
Loss on disposals of property, plant and equipment	71	75
Deferred rent	1,039	710
Stock based compensation	617	842
Deferred income taxes	426	1,223
Changes in operating assets and liabilities:
Receivables	(504)	(559)
Inventories	(3,058)	5,016
Prepaid expenses and other assets	(1,771)	4,589
Accounts payable	(6,085)	(2,413)
Income tax receivable / payable	1,135	3,888
Accrued expenses and other liabilities	6,810	(7,836)
Net cash provided by operating activities	9,858	20,054
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(4,846)	(9,963)
Net cash used in investing activities	(4,846)	(9,963)
Cash Flows From Financing Activities
Payments of long-term debt and capital lease obligations	(16,904)	(16,272)
Advances on line of credit	15,000	15,000
Dividends paid	(2,600)	(2,581)
Proceeds from exercise of stock options	-	42
Employee taxes paid for shares withheld	-	(32)
Net cash used in financing activities	(4,504)	(3,843)
Effect of exchange rate changes on cash	3	5
Net change in cash	511	6,253
Cash, cash equivalents and restricted cash beginning of period	7,476	12,948
Cash, cash equivalents and restricted cash end of period	$7,987	$19,201

Cash and cash equivalents	$7,152	$13,589
Restricted cash	835	3,000
Long-term restricted cash	-	2,612
Cash, cash equivalents and restricted cash end of period	$7,987	$19,201

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,895	$2,867
Cash paid for interest	558	481
Cash paid (received) for income taxes, net	1	(44)

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States.  The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of March 31, 2018, the Company had 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,200 square feet. The Company also sells products on its website. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a final standard on revenue from contracts with customers. This new standard introduces a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard.  The Company adopted this standard as of January 1, 2018 using the modified retrospective transition method.  See Note 2 for further details.

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. The Company adopted the new standard as of March 31, 2018 using the retrospective transition method. The Company’s restricted cash balance was $0.8 million as of March 31, 2018. Upon adopting the new standard, the Company no longer presents the release of restricted cash as a financing cash inflow. Instead, restricted cash and long-term restricted cash balances are included in the beginning and ending cash, cash equivalents and restricted cash balances in the Consolidated Statement of Cash Flows. In connection with the adoption of this standard, $1.3 million received from restricted cash accounts during the three months ended March 31, 2017 that was previously presented as a financing cash inflow was reclassified to the beginning cash, cash equivalents and restricted cash balances in the Consolidated Statement of Cash Flows.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet.  The standard is effective in fiscal year 2019, with early adoption permitted. The Company expects the primary impact upon adoption will be the recognition, on a discounted basis, of minimum commitments under non-cancelable operating leases on the consolidated balance sheets resulting in the recording of right of use assets and lease obligations.  The Company’s minimum commitments under non-cancelable operating leases are disclosed in Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  The Company has identified its lease management system and is in the process of identifying and evaluating the applicable leases.  The Company is currently assessing the effect the new standard will have on its consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 2: Revenues

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09 (Topic 606), “Revenue from Contracts with Customers,” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.  The adoption of Topic 606 had a cumulative impact adjustment to opening retained earnings of $0.1 million as of January 1, 2018 and did not have an impact on revenues recognized for the quarter ended March 31, 2018.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration received in exchange for those goods or services.  Sales taxes are excluded from revenues.

The following table presents revenues disaggregated by product category:

	For the three months ended
	March 31,
	2018	2017
Man-made tiles	45%	41%
Natural stone tiles	29	35
Setting and maintenance materials	13	11
Accessories	11	11
Delivery service	2	2
Total	100%	100%

The Company generates revenues by selling tile products, setting and maintenance materials, accessories, and delivery services to its customers through its store locations and website.  The timing of revenue recognition coincides with the transfer of control of goods and services ordered by the customer which falls into one of three categories described below:

•

Revenue recognized when an order is placed – If a customer places an order in a store and the contents of their order are available, the Company recognizes revenue concurrent with the exchange of goods for consideration from the customer.

•

Revenue recognized when an order is picked up – If a customer places an order for items held in a centralized distribution center, the Company requests a deposit from the customer at the time they place the order.  Subsequently when the contents of the customer’s order are delivered to the store, the customer returns to the store and pick up the items that were ordered.  The Company recognizes revenue on this transaction when the customer picks up their order.

•

Revenue recognized when an order is delivered – If a customer places an order in a store or online and requests delivery of their order, the Company prepares the contents of their order, initiates the delivery service, and recognizes revenue once the contents of the customer’s order are delivered.

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order.  The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax.  Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered.  Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $9.8 million and $8.1 million as of March 31, 2018 and December 31, 2017, respectively.  Revenues recognized during the three-month period ended March 31, 2018 that were included in the customer deposit balance as of the beginning of the period were $7.4 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The Company extends financing to qualified professional customers who apply for credit.  The accounts receivable balance was $2.9 million and $2.4 million as of March 31, 2018 and December 31, 2017, respectively.  Customers who qualify for an account receive 30-day payment terms.  The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed.  Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund.  The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance.  Historically, the sales returns reserve was presented net of cost of sales in other current liabilities.  Upon adoption of Topic 606, the Company presents the sales returns reserve as an other current liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet.  The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017 are as follows:

	(in thousands)
	March 31,	December 31,
	2018	2017(1)
Other current liabilities	$5,947	$3,139
Other current assets	1,690	-
Sales returns reserve, net	$4,257	$3,139

(1) As of December 31, 2017, the returns reserve of $3.1 million was presented net of the expected value of inventory to be returned of $0.9 million.

Note 3: Inventories

Inventories are stated at the lower of cost (determined on the weighted-average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of March 31, 2018 and December 31, 2017:

	(in thousands)
	March 31,	December 31,
	2018	2017
Finished goods	$79,490	$65,843
Raw materials	1,733	1,660
Finished goods in transit	7,094	17,756
Total	$88,317	$85,259

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.4 million and $0.2 million as of March 31, 2018 and December 31, 2017, respectively.

Note 4: Income taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected the Company, including, but not limited to, a reduction of the corporate income tax rate to 21% effective January 1, 2018, and a one-time mandatory transition tax on accumulated foreign earnings, a tax on global intangible low taxed income (“GILTI”), and the repeal of the domestic manufacturing deduction for 2018. The Company recognized the effect of the tax law changes in the period of enactment, including determining the transition tax, re-measuring the Company’s U.S. deferred tax assets and liabilities and reassessing the net realizability of the Company’s deferred tax assets and liabilities. Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, (“SAB 118”) allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected throughout 2018, the Company considers the accounting of the transition tax, deferred tax re-measurements and other items to be provisional due to the forthcoming guidance and the Company’s ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

within the measurement period in accordance with SAB 118. While the Company does not expect to incur a current tax on GILTI relative to 2018 operations, the Company has not yet elected an accounting policy related to GILTI.

The Company's effective tax rate on net income before income taxes for the three months ended March 31, 2018 and 2017 was 28.3% and 38.8%, respectively. The difference between the Company’s effective rate of 28.3% and the expected federal statutory rate of 21.0% for the three months ended March 31, 2018 is primarily due to state income taxes. For the three months ended March 31, 2018 and 2017, the Company recorded a provision for income taxes of $1.6 million and $5.1 million, respectively. The decrease in the provision for income taxes is due to lower pretax earnings as well as the decrease in the corporate tax rate.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of March 31, 2018 and 2017, the Company has not recognized any liabilities for uncertain tax positions, nor have interest and penalties related to uncertain tax positions been accrued.

Note 5: Earnings Per Share

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

Basic and diluted earnings per share were calculated as follows:

	(all amounts in thousands except share and per share data)
	For the three months ended
	March 31,
	2018	2017
Net income	$4,011	$8,009
Weighted average shares outstanding - basic	51,881,681	51,523,627
Effect of dilutive securities attributable to stock based awards	17,529	617,318
Weighted average shares outstanding - diluted	51,899,210	52,140,945
Income per common share:
Basic	$0.08	$0.16
Dilutive	$0.08	$0.15
Anti-dilutive securities excluded from earnings per share calculation	1,971,066	272,336

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	March 31,	December 31,
	2018	2017
Customer deposits	$9,769	$8,064
Accrued wages and salaries	3,758	2,853
Sales returns reserve	5,947	3,139
Payroll and sales taxes	3,645	2,491
Other current liabilities	6,546	5,866
Total other accrued liabilities	$29,665	$22,413

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 7: Long-term Debt

On June 2, 2015, the Company and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (as amended, the “Credit Agreement”). The Credit Agreement was most recently amended on April 5, 2018 to adjust the consolidated fixed charge coverage ratio covenant to a minimum of 1.35:1.00 and revise the consolidated total rent adjusted leverage ratio covenant to a maximum of 4.00:1.00.

The Credit Agreement provides the Company with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. Borrowings outstanding consisted of $9.5 million on the term loan and $15.0 million on the revolving line of credit as of March 31, 2018. There was $60.0 million available for borrowing on the revolving line of credit as of March 31, 2018, which may be used to support the Company’s growth and for working capital purposes.

Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At March 31, 2018 the base interest rate was 5.50% and the LIBOR-based interest rate was 3.63%.

The term loan requires quarterly principal payments of $1.9 million for the quarter ended June 30, 2018 and $2.5 million for quarters ended September 30, 2018 through March 31, 2020. The Company can elect to prepay the term loan without incurring a penalty.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. The Company was in compliance with the covenants as of March 31, 2018.

The Company has standby letters of credit outstanding related to its workers compensation and medical insurance policies.  As of March 31, 2018 and 2017, the standby letters of credit totaled $1.1 million.

Long-term debt consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Costs	Principal	Costs
Term note payable - interest at 3.63% and 3.06% at March 31, 2018 and December 31, 2017, respectively	$9,471	$(25)	$11,346	$(36)
Commercial bank credit facility	15,000	-	15,000	-
Variable interest rate bonds (2.02% and 1.69% at March 31, 2018 and December 31, 2017, respectively), which mature April 1, 2023, collateralized by buildings and equipment	705	-	705	-
Total debt obligations	25,176	(25)	27,051	(36)
Less: current portion	9,480	(21)	8,855	(22)
Debt obligations, net of current portion	$15,696	$(4)	$18,196	$(14)

Note 8: Fair Value of Financial Instruments

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

The following table sets forth by Level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2018 and December 31, 2017 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	March 31, 2018	December 31, 2017
Assets	(in thousands)
Cash and cash equivalents	Level 1	$7,152	$6,621
Restricted cash	Level 1	835	855

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value. The Company did not recognize any significant impairment losses during the three months ended March 31, 2018 and 2017.

The carrying value of the Company’s borrowings under its credit agreement approximate fair value based upon Level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Note 9: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three months ended March 31, 2018 and 2017 include compensation cost for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was $0.3 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of March 31, 2018, the Company had outstanding stock options to purchase 1,727,630 shares of common stock at a weighted average exercise price of $14.44.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration other than continued service. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.3 million for the three months ended March 31, 2018 and 2017. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of March 31, 2018, the Company had 547,475 outstanding restricted common shares.

Note 10: New Market Tax Credit

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions of $3.1 million, net of syndications fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction, which were classified as other current assets and other non-current assets in the Consolidated Balance Sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of March 31, 2018, the balance of the contribution liability was $2.6 million, of which $0.4 million is classified as other accrued

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

liabilities on the Consolidated Balance Sheet and $2.2 million is classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund.  Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. During the fiscal year ended December 31, 2017, the Company received reimbursements totaling $6.0 million from the investment fund. As of March 31, 2018, the balance in the Investment Fund available for reimbursement to the Company was $0.8 million.

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

The Company determined that this financing arrangement contains a VIE.  The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors’ contributions, of $5.6 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the Consolidated Balance Sheet.  The Company is recognizing the benefit of this net $4.4 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of March 31, 2018, the balance of the contribution liability was $1.6 million, of which $0.7 million is classified as other accrued liabilities on the Consolidated Balance Sheet and $0.9 million is classified as other long-term liabilities on the Consolidated Balance Sheet.

Note 11: Commitments and Contingencies

The Company is a nominal defendant in three actions brought derivatively on behalf of the Company by three shareholders in 2015.  The plaintiffs allege that the defendant-directors and/or officers breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also allege claims for insider trading and/or unjust enrichment. The Company moved to dismiss the actions, or in the alternative, to stay the actions.  Before the motions were decided, the parties entered into settlement discussions.  As of April 11, 2018, the parties entered into a Stipulation of Settlement to resolve all claims in the three actions, which is subject to the approval of the Delaware Court of Chancery.  Under the terms of settlement, the Board of Directors will adopt, and the Company will implement, certain changes to its policies and practices that address related person transactions, insider trading, compliance, and ethics.  The Stipulation of Settlement also provides that the Company will be liable to pay to plaintiffs and their counsel such amount of attorneys’ fees, expenses, and incentive awards as the Court might award to them.

By letter dated May 19, 2016, a shareholder of the Company demanded that the Board of Directors investigate alleged breaches of fiduciary duty related to the same matters described above and take action against certain present and former officers and directors of the Company. The Board of Directors has appointed a committee of two independent directors to investigate and evaluate the matters raised in the demand letter, and to recommend to the Company’s Board of Directors what actions, if any, should be taken by

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

the Company with respect to the matters raised in the demand letter. The settlement of the three derivative actions described in the preceding paragraph, if approved by the Delaware Court of Chancery, will resolve this shareholder demand.

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

Note 12: Subsequent Events

On April 19, 2018, the Company declared a $0.05 dividend to stockholders of record as of the close of business on April  30, 2018. The dividend will be paid on May  11, 2018.

On April 5, 2018, the Company, its operating subsidiary, The Tile Shop, LLC, and certain other subsidiaries of the Company entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”) with Fifth Third Bank, Bank of America, N.A., and The Huntington National Bank. The Fourth Amendment amends the Credit Agreement to adjust the consolidated fixed charge coverage ratio covenant from a minimum of 1.50:1.00 to a minimum of 1.35:1.00. The consolidated total rent adjusted leverage ratio covenant was also amended to be a maximum of 4.00:1.00.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, unexpected delays or expenses related to opening new stores and maintaining or renovating existing stores, changes to economic or market conditions and customer preferences, disruptions in our supply chain, or inventory management, competitive factors, increases to interest rates or other impacts on our ability to obtain or maintain financing, unanticipated expenses related to operating as a public company including but not limited to litigation-related expenses, and those factors disclosed in the section captioned “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of March 31, 2018, we operated 140 stores in 31 states and the District of Columbia, with an average size of 20,200 square feet. We also sell our products on our website.

We purchase our tile products and accessories directly from suppliers and manufacture our own setting and maintenance materials, such as thinset, grout, and sealers. We believe that our long-term supplier relationships, together with our design, manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and professionals, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources, and we believe that we are a leading retailer of natural stone and man-made tiles, accessories, and related materials in the United States.

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened 2 new stores in the first three months of 2018, and opened 15 new stores during 2017. Between April 1, 2017 and March 31, 2018, we opened 14 new store locations. We plan to open one additional store in 2018. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill transactions at these new locations.

For the three months ended March 31, 2018 and 2017, we reported net sales of $91.1 million and $92.1 million, respectively. The decrease in sales for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a decline in comparable stores sales of 6.8%, or $6.3 million, offset by net sales of $5.3 million from stores not included in the comparable store base.

The decrease in sales at comparable stores for the three months ended March 31, 2018 was primarily the result of weaker store traffic due in part to our shift in promotional strategy.

The table below sets forth information about our comparable store sales growth for the three months ended March 31, 2018 and 2017.

	For the three months ended
	March 31,
	2018	2017
Comparable store sales (decline) growth	(6.8)%	4.9%

For the three months ended March 31, 2018 and 2017, we reported gross profit of $64.0 million and $64.7 million, respectively. The gross margin rate for both the three months ended March 31, 2018 and 2017 was 70.3%. The gross margin rate improved sequentially from 66.8% in the fourth quarter of 2017 primarily due to decreased promotional activity.

For the three months ended March 31, 2018 and 2017, we reported income from operations of $6.1 million and $13.5 million, respectively.  The decrease in income from operations was primarily driven by a decrease in overall sales and an increase in occupancy costs from new stores that have opened since April 1, 2017.

Net cash provided by operating activities was $9.9 million and $20.1 million for the three months ended March 31, 2018 and 2017, respectively, which was used to fund operations, new store construction activities, store remodels, dividends and debt repayments. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows. As of March 31, 2018, we had cash of $7.2 million and working capital of $45.2 million compared with cash of $6.6 million and working capital of $43.5 million at December 31, 2017.

Key Components of our Consolidated Statements of Income

Net Sales Net sales represents total charges to customers, net of returns, and includes freight charged to customers. We recognize sales at the time that the customer takes control of the merchandise or final delivery of the product has occurred. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales tax. Sales are reduced by a reserve for anticipated sales returns that we estimate based on historical returns.

Comparable store sales growth is a percentage change in sales of comparable stores period-over-period. A store is considered comparable on the first day of the 13th full month of operation. When a store is relocated, it is excluded from the comparable stores sales growth calculation. Comparable store sales growth amounts include total charges to customers less any actual returns. We include the change in allowance for anticipated sales returns applicable to comparable stores in the comparable store sales calculation.

Cost of Sales Cost of sales consists primarily of material costs, freight, customs and duties fees, and storage and delivery of product to the customers, as well as physical inventory losses and costs associated with manufacturing of setting and maintenance materials.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses consists primarily of compensation costs, occupancy, utilities, maintenance costs, advertising costs, shipping and transportation expenses to move inventory from our distribution centers to our stores, depreciation and amortization.

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

Non-GAAP Measure

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), and adjusting for interest expense, income taxes, depreciation and amortization, and stock based compensation expense. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales.

We believe that this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP measure to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. This measure is used in monthly financial reports prepared for management and our Board of Directors. We believe that the use of this non-GAAP financial measure provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial performance with other specialty retailers, many of which present  a similar non-GAAP financial measure to investors.

The reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2018 and 2017 is as follows:

	(in thousands)
	Three Months Ended
	March 31,
	2018	% of sales	2017	% of sales(1)
Net income	$4,011	4.4%	$8,009	8.7%
Interest expense	554	0.6%	485	0.5%
Income taxes	1,581	1.7%	5,075	5.5%
Depreciation & amortization	7,000	7.7%	6,336	6.9%
Stock based compensation	617	0.7%	842	0.9%
Adjusted EBITDA	$13,763	15.1%	$20,747	22.5%

Our management does not consider this non-GAAP measure in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of this non-GAAP financial measure is that it excludes significant expenses and income that are required by GAAP to be recognized in our consolidated financial statements. In addition, it is subject to inherent limitations as they reflect the exercise of judgments by management about which expenses and income are excluded or included in determining this non-GAAP financial measure. In order to compensate for these limitations, management presents its non-GAAP financial measure in connection with GAAP results. We urge investors to review the reconciliation of our non-GAAP financial measure to the comparable GAAP financial measure and not to rely on any single financial measure to evaluate our business.

Results of Operations

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

	(in thousands)
	2018	% of sales	2017	% of sales
Net sales	$91,134		$92,135
Cost of sales	27,096	29.7%	27,390	29.7%
Gross profit	64,038	70.3%	64,745	70.3%
Selling, general and administrative expenses	57,927	63.6%	51,212	55.6%
Income from operations	6,111	6.7%	13,533	14.7%
Interest expense	(554)	(0.6)%	(485)	(0.5)%
Other income	35	0.0%	36	0.0%
Income before income taxes	5,592	6.1%	13,084	14.2%
Provision for income taxes	(1,581)	(1.7)%	(5,075)	(5.5)%
Net income	$4,011	4.4%	$8,009	8.7%

Net Sales Net sales for the first quarter of 2018 decreased $1.0 million, or 1.1%, compared with the first quarter of 2017, primarily due to a $6.3 million decrease in net sales generated by comparable stores. The decrease in sales at comparable stores for the three months ended March 31, 2018 was due to weaker store traffic due in part to our shift in promotional strategy. The decrease in sales at comparable stores was partially offset by a $5.3 million increase in net sales generated by new stores open less than twelve months.

Gross Profit Gross profit for the first quarter of 2018 decreased $0.7 million, or 1.1%, compared with the first quarter of 2017 primarily due to a decrease in net sales. The gross margin rate was 70.3% for the first quarter of both 2017 and 2018.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the first quarter of 2018 increased $6.7 million, or 13.1%, compared with the first quarter of 2017. The increase in selling, general, and administrative expenses included $4.7 million in costs associated with opening and operating 14 new stores during the period from April 1, 2017 through March 31, 2018.  The increase in selling, general, and administrative expenses during the first quarter of 2018 also included $2.0 million of planned strategic investments in store compensation, store leadership, website design, and customer relationship management capabilities.

Pre-opening Costs During the first quarter of 2018 and 2017, we incurred pre-opening costs of $0.1 million and $0.3 million, respectively.

Interest Expense Interest expense was $0.6 million and $0.5 million for the first quarter of 2018 and 2017, respectively. The increase was due to higher interest rates during the first quarter of 2018.

Provision for Income Taxes Income tax provision decreased $3.5 million for the first quarter of 2018 compared with the first quarter of 2017 due to a decrease in income before income taxes, along with a decrease in our effective tax rate due to the Tax Act. Our effective tax rate for the three months ended March 31, 2018 and 2017 was 28.3% and 38.8%, respectively.

Liquidity and Capital Resources

Our principal uses of liquidity have been investments in working capital and capital expenditures. Our principal sources of liquidity are $7.2 million of cash and cash equivalents at March 31, 2018, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, paying dividends to our shareholders and general corporate purposes.

On June 2, 2015, we and our operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (as amended, the “Credit Agreement”). The Credit Agreement was most recently amended on April 5, 2018 to adjust the consolidated fixed charge coverage ratio covenant to a minimum of 1.35:1.00 and revise the consolidated total rent adjusted leverage ratio covenant to a maximum of 4.00:1.00.

The Credit Agreement provides us with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. Borrowings outstanding consisted of $9.5 million on the term loan and $15.0 million on the revolving line of credit as of March 31, 2018. There was $60.0 million available for borrowing on the revolving line of credit as of March 31, 2018, which may be used to support our growth and for working capital purposes.

Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on our leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on our leverage ratio. At March 31, 2018 the base interest rate was 5.50% and the LIBOR-based interest rate was 3.63%.

The term loan requires quarterly principal payments of $1.9 million for the quarter ended June 30, 2018 and $2.5 million for the quarters ended September 30, 2018 through March 31, 2020. We can elect to prepay the term loan without incurring a penalty.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. We were in compliance with the covenants as of March 31, 2018. We intend to make principal payments due in future periods using cash from operations.

We have standby letters of credit outstanding related to our workers compensation and medical insurance policies. As of March 31, 2018 and 2017, the standby letters of credit totaled $1.1 million.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital Expenditures

Capital expenditures were $4.8 million and $10.0 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in capital expenditures is primarily due to the decelerated pace of new store openings. We opened 2 and 3 new stores during the three months ended March 31, 2018 and 2017, respectively. During the first three months of 2018, capital expenditures primarily consisted of new store build-out and remodels for existing store investments.

Cash flows

The following table summarizes our cash flow data for the three months ended March 31, 2018 and 2017.

	(in thousands)
	Three Months Ended
	March 31,
	2018	2017
Net cash provided by operating activities	$9,858	$20,054
Net cash used in investing activities	(4,846)	(9,963)
Net cash used in financing activities	(4,504)	(3,843)

Operating activities

Net cash provided by operating activities during the three months ended March 31, 2018 was $9.9 million compared with $20.1 million during the three months ended March 31, 2017. The decrease is attributable to a  decrease in net income, along with an increase in inventory.

Investing activities

Net cash used in investing activities totaled $4.8 million for the three months ended March 31, 2018 compared with $10.0 million for the three months ended March 31, 2017. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, asset additions in our distribution and manufacturing facilities, information technology infrastructure, and general corporate information technology assets.

Financing activities

Net cash used in financing activities was $4.5 million for the three months ended March 31, 2018 compared with $3.8 million for the three months ended March 31, 2017.  Net cash used in financing activities during the three months ended March 31, 2018 was primarily $16.9 million for the payments of long-term debt and capital lease obligations and $2.6 million in dividends paid to stockholders, offset by advances on the line of credit of $15.0 million.

Cash and cash equivalents totaled $7.2 million at March 31, 2018 compared with $6.6 million at December 31, 2017. Working capital was $45.2 million at March 31, 2018 compared with $43.5 million at December 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Arrangements

As of March 31, 2018, there were no material changes to our contractual obligations outside the ordinary course of business.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a final standard on revenue from contracts with customers. This new standard introduces a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard.  We adopted this standard as of January 1, 2018 using the modified retrospective transition method.  See Note 2 in Item 1, Notes to Consolidated Financial Statements in this Form 10-Q for further details.

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. We adopted the new standard as of March 31, 2018 using the retrospective transition method. Our restricted cash balance was $0.8 million as of March 31, 2018. Upon adopting the new standard, we no longer present the release of restricted cash as a financing cash inflow. Instead, restricted cash and long-term restricted cash balances will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows. In connection with the adoption of this standard, $1.3 million received from restricted cash accounts during the three months ended March 31, 2017 that was previously presented as a financing cash inflow was reclassified to cash, cash equivalents and restricted cash in the statement of cash flows.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet.  The standard is effective for fiscal year 2019, with early adoption permitted. We expect the primary impact on our consolidated balance sheets upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases resulting in the recording of right of use assets and lease obligations.  Our minimum commitments under non-cancelable operating leases are disclosed in Note 5 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  We have identified our lease management system and are in the process of identifying and evaluating the applicable leases.  We are currently assessing the effect the new standard will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018 and have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a nominal defendant in three actions brought derivatively on behalf of the Company by three shareholders in 2015.  The plaintiffs allege that the defendant-directors and/or officers breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also allege claims for insider trading and/or unjust enrichment. The Company moved to dismiss the actions, or in the alternative, to stay the actions.  Before the motions were decided, the parties entered into settlement discussions.  As of April 11, 2018, the parties entered into a Stipulation of Settlement to resolve all claims in the three actions, which is subject to the approval of the Delaware Court of Chancery.  Under the terms of settlement, the Board of Directors will adopt, and the Company will implement, certain changes to its policies and practices that address related person transactions, insider trading, compliance, and ethics.  The Stipulation of Settlement also provides that the Company will be liable to pay to plaintiffs and their counsel such amount of attorneys’ fees, expenses, and incentive awards as the Court might award to them.

By letter dated May 19, 2016, a shareholder of the Company demanded that the Board of Directors investigate alleged breaches of fiduciary duty related to the same matters described above and take action against certain present and former officers and directors of the Company. The Board of Directors has appointed a committee of two independent directors to investigate and evaluate the matters raised in the demand letter, and to recommend to the Company’s Board of Directors what actions, if any, should be taken by the Company with respect to the matters raised in the demand letter. The settlement of the three derivative actions described in the preceding paragraph, if approved by the Delaware Court of Chancery, will resolve this shareholder demand.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

10.1

Employment Agreement between Tile Shop Holdings, Inc. and Cabell Lolmaugh, dated February 19, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2018).

10.2

Fourth Amendment to Credit Agreement, dated April 5, 2018, among The Tile Shop, LLC, Tile Shop Holdings, Inc., Fifth Third Bank, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2018).

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

TILE SHOP HOLDINGS, INC.

Dated: April 27, 2018	By:	/s/ ROBERT A. RUCKER
Robert A. Rucker
Chief Executive Officer

Dated: April 27, 2018	By:	/s/ KIRK L. GEADELMANN
Kirk L. Geadelmann
Chief Financial Officer