Form 10-Q
period 2018-06-30
TILE SHOP HOLDINGS, INC.
filed 2018-08-01
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, there were 52,705,343  shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$9,907	$6,621
Restricted cash	835	855
Receivables, net	3,217	2,381
Inventories	100,426	85,259
Income tax receivable	3,477	5,726
Other current assets, net	5,798	4,717
Total Current Assets	123,660	105,559
Property, plant and equipment, net	150,505	151,405
Deferred tax assets	10,636	11,654
Other assets	1,861	2,107
Total Assets	$286,662	$270,725

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,577	$30,771
Current portion of long-term debt	6,958	8,833
Income tax payable	50	17
Other accrued liabilities	27,137	22,413
Total Current Liabilities	67,722	62,034
Long-term debt, net	22,498	18,182
Capital lease obligation, net	509	576
Deferred rent	42,938	41,290
Other long-term liabilities	4,205	4,769
Total Liabilities	137,872	126,851

Commitments and Contingencies (see Note 11)

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 52,508,090 and 52,156,850 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	176,124	180,109
Accumulated deficit	(27,331)	(36,239)
Accumulated other comprehensive income (loss)	(8)	(1)
Total Stockholders' Equity	148,790	143,874
Total Liabilities and Stockholders' Equity	$286,662	$270,725

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$92,914	$89,464	$184,048	$181,599
Cost of sales	27,602	27,116	54,698	54,506
Gross profit	65,312	62,348	129,350	127,093
Selling, general and administrative expenses	57,870	50,748	115,797	101,960
Income from operations	7,442	11,600	13,553	25,133
Interest expense	(597)	(448)	(1,151)	(933)
Other income	37	62	72	98
Income before income taxes	6,882	11,214	12,474	24,298
Provision for income taxes	(1,924)	(3,491)	(3,505)	(8,566)
Net income	$4,958	$7,723	$8,969	$15,732

Income per common share:
Basic	$0.10	$0.15	$0.17	$0.31
Diluted	$0.10	$0.15	$0.17	$0.30

Weighted average shares outstanding:
Basic	51,887,094	51,633,150	51,884,402	51,578,691
Diluted	52,019,881	52,223,183	51,996,263	52,111,134

Dividends declared per share	$0.05	$0.05	$0.05	$0.05

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$4,958	$7,723	$8,969	$15,732
Currency translation adjustment	(37)	3	(7)	8
Other comprehensive income	(37)	3	(7)	8
Comprehensive income	$4,921	$7,726	$8,962	$15,740

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Treasury units	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2016	51,607,143	$5	$185,998	$-	$(47,058)	$(46)	$138,899
Issuance of restricted shares	324,184	-	-	-	-	-	-
Cancellation of restricted shares	(87,849)	-	-	-	-	-	-
Stock based compensation	-	-	3,156	-	-	-	3,156
Stock option exercises	313,372	-	1,639	-	-	-	1,639
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(318)	-	-	-	(318)
Dividends paid	-	-	(10,366)	-	-	-	(10,366)
Foreign currency translation adjustments	-	-	-	-	-	45	45
Net income	-	-	-	-	10,819	-	10,819
Balance at December 31, 2017	52,156,850	$5	$180,109	$-	$(36,239)	$(1)	$143,874
Adoption of revenue recognition standard (see Note 1)	-	-	-	-	(60)	-	(60)
Issuance of restricted shares	395,282	-	-	-	-	-	-
Cancellation of restricted shares	(44,042)	-	-	-	-	-	-
Stock based compensation	-	-	1,215	-	-	-	1,215
Dividends paid	-	-	(5,200)	-	-	-	(5,200)
Foreign currency translation adjustments	-	-	-	-	-	(7)	(7)
Net income	-	-	-	-	8,969	-	8,969
Balance at June 30, 2018	52,508,090	$5	$176,124	$-	$(27,331)	$(8)	$148,790

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$8,969	$15,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	13,978	12,592
Amortization of debt issuance costs	338	349
Loss on disposals of property, plant and equipment	344	152
Deferred rent	1,877	1,552
Stock based compensation	1,215	1,770
Deferred income taxes	1,019	2,523
Changes in operating assets and liabilities:
Receivables	(836)	(610)
Inventories	(15,167)	7,009
Prepaid expenses and other assets	(1,217)	5,139
Accounts payable	2,016	(1,015)
Income tax receivable / payable	2,281	382
Accrued expenses and other liabilities	4,459	(10,747)
Net cash provided by operating activities	19,276	34,828
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(13,149)	(20,000)
Proceeds from the sale of property, plant and equipment	15	-
Net cash used in investing activities	(13,134)	(20,000)
Cash Flows From Financing Activities
Payments of long-term debt and capital lease obligations	(32,638)	(34,646)
Advances on line of credit	35,000	25,000
Dividends paid	(5,200)	(5,168)
Proceeds from exercise of stock options	-	102
Employee taxes paid for shares withheld	(30)	(211)
Net cash used in financing activities	(2,868)	(14,923)
Effect of exchange rate changes on cash	(8)	8
Net change in cash	3,266	(87)
Cash, cash equivalents and restricted cash beginning of period	7,476	12,948
Cash, cash equivalents and restricted cash end of period	$10,742	$12,861

Cash and cash equivalents	$9,907	$12,006
Restricted cash	835	855
Long-term restricted cash	-	-
Cash, cash equivalents and restricted cash end of period	$10,742	$12,861

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,488	$2,407
Cash paid for interest	1,124	936
Cash paid (received) for income taxes, net	186	5,817

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States.  The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of June 30, 2018, the Company had 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,200 square feet. The Company also sells products on its website. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

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

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. The Company adopted the new standard as of March 31, 2018 using the retrospective transition method. The Company’s restricted cash balance was $0.8 million as of June 30, 2018. Upon adopting the new standard, the Company no longer presents the release of restricted cash as a financing cash inflow. Instead, restricted cash and long-term restricted cash balances are included in the beginning and ending cash, cash equivalents and restricted cash balances in the Consolidated Statement of Cash Flows. In connection with the adoption of this standard, $6.0 million received from restricted cash accounts during the six months ended June 30, 2017 that was previously presented as a financing cash inflow was reclassified to the beginning cash, cash equivalents and restricted cash balances in the Consolidated Statement of Cash Flows.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 2: Revenues

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09 (Topic 606), “Revenue from Contracts with Customers,” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.  The adoption of Topic 606 had a cumulative impact adjustment to opening retained earnings of $0.1 million as of January 1, 2018 and did not have an impact on revenues recognized for the three and six months ended June 30, 2018.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration received in exchange for those goods or services.  Sales taxes are excluded from revenues.

The following table presents revenues disaggregated by product category:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Man-made tiles	47%	43%	46%	42%
Natural stone tiles	28	33	28	34
Setting and maintenance materials	13	11	13	11
Accessories	10	11	11	11
Delivery service	2	2	2	2
Total	100%	100%	100%	100%

The Company generates revenues by selling tile products, setting and maintenance materials, accessories, and delivery services to its customers through its store locations and website.  The timing of revenue recognition coincides with the transfer of control of goods and services ordered by the customer, which falls into one of three categories described below:

•

Revenue recognized when an order is placed – If a customer places an order in a store and the contents of their order are available, the Company recognizes revenue concurrent with the exchange of goods for consideration from the customer.

•

Revenue recognized when an order is picked up – If a customer places an order for items held in a centralized distribution center, the Company requests a deposit from the customer at the time they place the order.  Subsequently when the contents of the customer’s order are delivered to the store, the customer returns to the store and picks up the items that were ordered.  The Company recognizes revenue on this transaction when the customer picks up their order.

•

Revenue recognized when an order is delivered – If a customer places an order in a store or online and requests delivery of their order, the Company prepares the contents of their order, initiates the delivery service, and recognizes revenue once the contents of the customer’s order are delivered.

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order.  The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax.  Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered.  Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $8.1 million as of each of June 30, 2018 and December 31, 2017. Revenues recognized during the six months ended June 30, 2018 included in the customer deposit balance as of the beginning of the period were $7.7 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The Company extends financing to qualified professional customers who apply for credit.  The accounts receivable balance was $3.2 million and $2.4 million as of June 30, 2018 and December 31, 2017, respectively.  Customers who qualify for an account receive 30-day payment terms.  The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed.  Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund.  The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance.  Historically, the sales returns reserve was presented net of cost of sales in other current liabilities.  Upon adoption of Topic 606, the Company presents the sales returns reserve as an other current liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet.  The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017 are as follows:

	(in thousands)
	June 30,	December 31,
	2018	2017(1)
Other current liabilities	$5,792	$3,139
Other current assets	1,651	-
Sales returns reserve, net	$4,141	$3,139

(1) As of December 31, 2017, the sales returns reserve of $3.1 million was presented net of the expected value of inventory to be returned of $0.9 million.

Note 3: Inventories

Inventories are stated at the lower of cost (determined on the weighted-average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of June 30, 2018 and December 31, 2017:

	(in thousands)
	June 30,	December 31,
	2018	2017
Finished goods	$83,521	$65,843
Raw materials	2,288	1,660
Finished goods in transit	14,617	17,756
Total	$100,426	$85,259

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.5 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively.

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

The Company's effective tax rate on net income before income taxes for the three months ended June 30, 2018 and 2017 was 28.0% and 31.1%, respectively. The Company’s effective tax rate on net income before taxes for the six months ended June 30, 2018 and 2017 was 28.1% and 35.3%, respectively. The difference between the Company’s effective rate of 28.0% and the expected federal statutory rate of 21.0% for the three and six months ended June 30, 2018 is primarily due to state income taxes.

For the three months ended June 30, 2018 and 2017, the Company recorded a provision for income taxes of $1.9 million and $3.5 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded a provision for income taxes of $3.5 million and $8.6 million, respectively. The decrease in the provision for income taxes for both the three and six months ended June 30, 2018 and 2017 is due to lower pretax earnings as well as the decrease in the corporate tax rate.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of June 30, 2018 and 2017, the Company has not recognized any liabilities for uncertain tax positions, nor have interest and penalties related to uncertain tax positions been accrued.

Note 5: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period.

Basic and diluted earnings per share were calculated as follows:

	(all amounts in thousands except share and per share data)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$4,958	$7,723	$8,969	$15,732
Weighted average shares outstanding - basic	51,887,094	51,633,150	51,884,402	51,578,691
Effect of dilutive securities attributable to stock based awards	132,787	590,033	111,861	532,443
Weighted average shares outstanding - diluted	52,019,881	52,223,183	51,996,263	52,111,134
Income per common share:
Basic	$0.10	$0.15	$0.17	$0.31
Dilutive	$0.10	$0.15	$0.17	$0.30
Anti-dilutive securities excluded from earnings per share calculation	2,298,350	209,570	2,107,629	254,511

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	June 30,	December 31,
	2018	2017
Customer deposits	$8,080	$8,064
Accrued wages and salaries	3,795	2,853
Sales returns reserve	5,792	3,139
Payroll and sales taxes	3,233	2,491
Other current liabilities	6,237	5,866
Total other accrued liabilities	$27,137	$22,413

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 7: Long-term Debt

On June 2, 2015, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Fifth Third Bank, Bank of America, N.A., and Huntington National Bank (as amended, the “Credit Agreement”). The Credit Agreement was most recently amended on April 5, 2018 to adjust the consolidated fixed charge coverage ratio covenant to a minimum of 1.35:1.00 and revise the consolidated total rent adjusted leverage ratio covenant to a maximum of 4.00:1.00.

The Credit Agreement provides the Company with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. Borrowings outstanding consisted of $7.0 million on the term loan and $22.5 million on the revolving line of credit as of June 30, 2018. There was $52.5 million available for borrowing on the revolving line of credit as of June 30, 2018, which may be used to support the Company’s growth and for working capital purposes.

Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at the option of the Company. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on The Tile Shop’s leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on The Tile Shop’s leverage ratio. At June 30, 2018 the base interest rate was 5.75% and the LIBOR-based interest rate was 3.84%.

The term loan requires quarterly principal payments of $2.5 million for quarters ended September 30, 2018 through March 31, 2020. The Company can elect to prepay the term loan without incurring a penalty.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. The Company was in compliance with the covenants as of June 30, 2018.

The Company has standby letters of credit outstanding related to its workers compensation and medical insurance policies.  As of June 30, 2018 and 2017, the standby letters of credit totaled $1.1 million.

Long-term debt consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Costs	Principal	Costs
Term note payable - interest at 3.84% and 3.06% at June 30, 2018 and December 31, 2017, respectively	$6,971	$(15)	$11,346	$(36)
Commercial bank credit facility	22,500	-	15,000	-
Variable interest rate bonds (1.69% at December 31, 2017)	-	-	705	-
Total debt obligations	29,471	(15)	27,051	(36)
Less: current portion	6,971	(13)	8,855	(22)
Debt obligations, net of current portion	$22,500	$(2)	$18,196	$(14)

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

The following table sets forth by Level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2018 and December 31, 2017 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	June 30, 2018	December 31, 2017
Assets	(in thousands)
Cash and cash equivalents	Level 1	$9,907	$6,621
Restricted cash	Level 1	835	855

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value. The Company measured the fair value of these assets based on projected cash flows and an estimated risk-adjusted rate of return. Projected cash flows are considered level 3 inputs. During the three and six months ended June 30, 2018, the Company identified property, plant and equipment that would be disposed of prior to the end of their useful lives, which resulted in the recognition of a $0.3 million charge to write-down these assets to their estimated fair value. No impairment charges were recorded during the three and six months ended June 30, 2017.

The carrying value of the Company’s borrowings under its credit agreement approximate fair value based upon Level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Note 9: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three and six months ended June 30, 2018 and 2017 include compensation cost for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was $0.2 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively. Total stock based compensation expense related to stock options was $0.5 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

As of June 30, 2018, the Company had outstanding stock options to purchase 1,672,804 shares of common stock at a weighted average exercise price of $14.44.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration other than continued service. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.4 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively. Total stock based compensation expense related to restricted stock was $0.7 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. Stock based compensation expense pertaining to restricted stock is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of June 30, 2018, the Company had 618,091 outstanding restricted common shares.

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions of $3.1 million, net of syndications fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. The Company incurred $1.2 million of

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

syndication fees in connection with this transaction, which were classified as other current assets and other non-current assets in the Consolidated Balance Sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of June 30, 2018, the balance of the contribution liability was $2.5 million, of which $0.4 million is classified as other accrued liabilities on the Consolidated Balance Sheet and $2.1 million is classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund.  Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. During the fiscal year ended December 31, 2017, the Company received reimbursements totaling $6.0 million from the Investment Fund. As of June 30, 2018, the balance in the Investment Fund available for reimbursement to the Company was $0.8 million.

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

The Company determined that this financing arrangement contains a VIE.  The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors’ contributions, of $5.6 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the Consolidated Balance Sheet.  The Company is recognizing the benefit of this net $4.4 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of June 30, 2018, the balance of the contribution liability was $1.4 million, of which $0.7 million is classified as other accrued liabilities on the Consolidated Balance Sheet and $0.7 million is classified as other long-term liabilities on the Consolidated Balance Sheet.

Note 11: Commitments and Contingencies

The Company is a nominal defendant in three actions brought derivatively on behalf of the Company by three shareholders in 2015.  The plaintiffs allege that the defendant-directors and/or officers breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also allege claims for insider trading and/or unjust enrichment. The Company moved to dismiss the actions, or in the alternative, to stay the actions.  Before the motions were decided, the parties entered into settlement discussions.  As of April 11, 2018, the parties entered into a Stipulation of Settlement to resolve all claims in the three actions, which is subject to the approval of the Delaware Court of Chancery.  Under the terms of settlement, the Board of Directors will adopt, and the Company will implement, certain changes to its policies and practices that address related person transactions, insider trading, compliance, and ethics.  The Stipulation of Settlement also provides that the Company will be liable to pay to plaintiffs and their counsel such amount of attorneys’ fees, expenses, and incentive awards as the Court might award to them. The plaintiffs have formally requested that the Court award them attorneys’ fees and expenses in the amount of $1.7 million and an incentive award of $5,000 for each of

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

the two plaintiffs. The Company intends to oppose the requested amount of attorneys’ fees and expenses as being excessive. The Court is scheduled to hold a hearing on final approval of the settlement on August 23, 2018.

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

Based on the terms of the Settlement and range of potential award of attorneys’ fees and expenses, the Company does not believe the amount of losses resulting from the derivative actions and demands will have a material impact on its financial statements.

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

Note 12: Related Party Transactions

On July 9, 2018 Fumitake Nishi, the brother-in-law of our interim CEO Robert Rucker and a former Company employee, informed us he had reacquired a majority of the equity of one of our key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”).  Nanyang supplies us with natural stone products including hand-crafted mosaics, listellos and other accessories. During 2016, 2017 and the first six months of 2018, we purchased approximately $8.4 million, $12.8 million and $5.7 million, respectively, of products from Nanyang.  Mr. Nishi’s employment in our Company was terminated on January 1, 2014 as a result of several violations of our code of business conduct and ethics policy.  Certain of those violations involved his undisclosed ownership of Nanyang at that time.

Management and the Audit Committee have evaluated the relationship and determined that it would be in the Company’s best interests to continue purchasing products from Nanyang.  The Company believes Nanyang provides an important combination of quality, product availability and pricing, and relying solely on other vendors to supply similar product to the Company would not be in the Company’s best interests.  The Company and the Committee will review future purchases from Nanyang and compare the pricing for products purchased from Nanyang to the pricing of same or similar products purchased from unrelated vendors.

Note 13: Subsequent Events

On July 19, 2018, the Company declared a $0.05 dividend to stockholders of record as of the close of business on July 30, 2018. The dividend will be paid on August 10, 2018.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, unexpected delays or expenses related to maintaining or renovating existing stores, changes to our promotional strategy changes to economic or market conditions and customer preferences, disruptions in our supply chain, or inventory management, changes to our product assortment, competitive factors, increases to interest rates or other impacts on our ability to obtain or maintain financing, unanticipated expenses related to operating as a public company including but not limited to litigation-related expenses, and those factors disclosed in the section captioned “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of June 30, 2018, we operated 140 stores in 31 states and the District of Columbia, with an average size of 20,200 square feet. We also sell our products on our website.

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

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened 2 new stores in the first six months of 2018, and opened 15 new stores during 2017. Between July 1, 2017 and June 30, 2018, we opened 10 new store locations. We do not plan to open any additional stores in 2018. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill transactions at these new locations.

For the three months ended June 30, 2018 and 2017, we reported net sales of $92.9 million and $89.5 million, respectively. The increase in sales for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to net sales of $5.0 million from stores not included in the comparable store base, partially offset by a decline in comparable stores sales of 1.8%, or $1.6 million.  For the six months ended June 30, 2018 and 2017, we reported net sales of $184.0 million and $181.6 million, respectively. The increase in sales for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to net sales of $10.4 million from stores not included in the comparable store base, partially offset by a decline in comparable store sales of 4.4%, or $7.9 million.

The decrease in sales at comparable stores for the three and six months ended June 30, 2018 was primarily the result of weaker store traffic due in part to our shift in promotional strategy.

The table below sets forth information about our comparable store sales (decline) and growth for the three and six months ended June 30, 2018 and 2017.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Comparable store sales (decline) growth	(1.8)%	0.5%	(4.4)%	2.7%

For the three months ended June 30, 2018 and 2017, we reported gross profit of $65.3 million and $62.3 million, respectively. The gross margin rate for the three months ended June 30, 2018 and 2017 was 70.3% and 69.7%, respectively. For the six months ended June 30, 2018 and 2017, we reported gross profit of $129.4 million and $127.1 million, respectively. The gross margin rate for the six months ended June 30, 2018 and 2017 was 70.3% and 70.0%, respectively. The improvement in gross profit dollars for the three and six months ended June 30, 2018 is attributable to an increase in sales combined with an increase in the gross margin rate.  The increase in the gross margin rate is primarily due to decreased promotional activity.

For the three months ended June 30, 2018 and 2017, we reported income from operations of $7.4 million and $11.6 million, respectively. For the six months ended June 30, 2018 and 2017, we reported income from operations of $13.6 million and $25.1 million, respectively.  The decrease in income from operations was primarily driven by investments made in store compensation, regional leadership, website design and customer relationship management capabilities combined with an increase in occupancy costs from new stores that have opened since July 1, 2017.

Inventory increased by $12.1 million from $88.3 million on March 31, 2018 to $100.4 million on June 30, 2018.  The increase was attributable to new products added to our assortment during the quarter.

Long term debt increased $4.3 million from $25.2 million on March 31, 2018 to $29.5 million on June 30, 2018.  The increase was attributable to the expansion of our product assortment resulting in an increase in inventory and capital investments associated with store remodels and merchandising.

Net cash provided by operating activities was $19.3 million and $34.8 million for the six months ended June 30, 2018 and 2017, respectively, which was used to fund operations, inventory purchases, store remodel and merchandising investments, and dividends. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows. As of June 30, 2018, we had cash of $9.9 million and working capital of $55.9 million compared with cash of $6.6 million and working capital of $43.5 million at December 31, 2017.

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

The reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2018 and 2017 is as follows:

	(in thousands)
	Three Months Ended
	June 30,
	2018	% of net sales(2)	2017	% of net sales(1)(2)
Net income	$4,958	5.3%	$7,723	8.6%
Interest expense	597	0.6%	448	0.5%
Income taxes	1,924	2.1%	3,491	3.9%
Depreciation & amortization	6,978	7.5%	6,256	7.0%
Stock based compensation	598	0.6%	928	1.0%
Adjusted EBITDA	$15,055	16.2%	$18,846	21.1%

	(in thousands)
	Six Months Ended
	June 30,
	2018	% of net sales	2017	% of net sales(1)
Net income	$8,969	4.9%	$15,732	8.7%
Interest expense	1,151	0.6%	933	0.5%
Income taxes	3,505	1.9%	8,566	4.7%
Depreciation & amortization	13,978	7.6%	12,592	6.9%
Stock based compensation	1,215	0.7%	1,770	1.0%
Adjusted EBITDA	$28,818	15.7%	$39,593	21.8%

(1)

In prior periods, the Company also adjusted for special charges, including shareholder and other litigation costs. The Company has recast the Adjusted EBITDA presentation for the three and six months ended June 30, 2017 to conform to the current presentation.

(2)	Amounts may not foot due to rounding.

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

Results of Operations

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017

	(in thousands)
	2018	% of sales	2017	% of sales
Net sales	$92,914		$89,464
Cost of sales	27,602	29.7%	27,116	30.3%
Gross profit	65,312	70.3%	62,348	69.7%
Selling, general and administrative expenses	57,870	62.3%	50,748	56.7%
Income from operations	7,442	8.0%	11,600	13.0%
Interest expense	(597)	(0.6)%	(448)	(0.5)%
Other income	37	0.0%	62	0.1%
Income before income taxes	6,882	7.4%	11,214	12.5%
Provision for income taxes	(1,924)	(2.1)%	(3,491)	(3.9)%
Net income	$4,958	5.3%	$7,723	8.6%

Net Sales Net sales for the second quarter of 2018 increased $3.4 million, or 3.9%, compared with the second quarter of 2017, primarily due to a $5.0 million increase in net sales from stores not included in the comparable store base, partially offset by a $1.6 million decrease in net sales generated by comparable stores. The decrease in sales at comparable stores for the three months ended June 30, 2018 was due to weaker store traffic due in part to our shift in promotional strategy.

Gross Profit Gross profit for the second quarter of 2018 increased $3.0 million, or 4.8%, compared with the second quarter of 2017 due to an increase in net sales and the gross margin rate. The gross margin rate was 70.3% and 69.7% for the second quarter of 2018 and 2017, respectively. The improvement in the gross margin rate was primarily due to decreased promotional activity.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the second quarter of 2018 increased $7.1 million, or 14.0%, compared with the second quarter of 2017. The $7.1 million increase in selling, general, and administrative expenses was driven primarily by costs associated with opening and operating 10 new stores during the period from July 1, 2017 through June 30, 2018, investments in store and warehouse staff compensation, and the addition of regional sales leader positions.  Included in the selling, general, and administrative expenses increase during the second quarter of 2018 was $2.0 million of planned strategic investments in store compensation, regional sales leadership, website design, and customer relationship management capabilities.

Pre-opening Costs During the three months ended June 30, 2018 and 2017, we incurred pre-opening costs of $0.0 million and $0.5 million, respectively.

Interest Expense Interest expense was $0.6 million and $0.4 million for the second quarter of 2018 and 2017, respectively. The increase was due to higher interest rates during the second quarter of 2018.

Provision for Income Taxes Income tax provision decreased $1.6 million for the second quarter of 2018 compared with the second quarter of 2017 due to a decrease in income before income taxes, along with a decrease in our effective tax rate due to the Tax Act. Our effective tax rate for the three months ended June 30, 2018 and 2017 was 28.0% and 31.1%, respectively.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

	(in thousands)
	2018	% of sales	2017	% of sales
Net sales	$184,048		$181,599
Cost of sales	54,698	29.7%	54,506	30.0%
Gross profit	129,350	70.3%	127,093	70.0%
Selling, general and administrative expenses	115,797	62.9%	101,960	56.1%
Income from operations	13,553	7.4%	25,133	13.8%
Interest expense	(1,151)	(0.6)%	(933)	(0.5)%
Other income (expense)	72	0.0%	98	0.1%
Income before income taxes	12,474	6.8%	24,298	13.4%
Provision for income taxes	(3,505)	(1.9)%	(8,566)	(4.7)%
Net income	$8,969	4.9%	$15,732	8.7%

Net Sales Net sales for the six months ended June 30, 2018 increased $2.4 million, or 1.3%, compared with the six months ended June 30, 2017, primarily due to a $7.9 million decrease in net sales generated by comparable stores. The decrease in sales at comparable stores for the six months ended June 30, 2018 was due to weaker store traffic due in part to our shift in promotional strategy.

Gross Profit Gross profit for the six months ended June 30, 2018 increased $2.3 million, or 1.8%, compared with the six months ended June 30, 2017 primarily due to an increase in net sales and an increase in the gross margin rate. The gross margin rate was 70.3% and 70.0% for the six months ended June 30, 2018 and 2017, respectively. The improvement in the gross margin rate was primarily due to decreased promotional activity.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the six months ended June 30, 2018 increased $13.8 million, or 13.6%, compared with the six months ended June 30, 2017. The $13.8 million increase in selling, general, and administrative expenses was driven primarily by costs associated with opening and operating 10 new stores during the period from July 1, 2017 through June 30, 2018,  investments in store and warehouse staff compensation, and the addition of regional sales leader positions. Included in the selling, general, and administrative expenses increase during the six months ended June 30, 2018 was approximately $4.0 million of planned strategic investments in store compensation, regional sales leadership, website design, and customer relationship management capabilities.

Pre-opening Costs During the six months ended June 30, 2018 and 2017, we incurred pre-opening costs of $0.1 million and $0.8 million, respectively.

Interest Expense Interest expense was $1.2 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. The increase was due to higher interest rates and a higher debt balance during the six months ended June 30, 2018.

Provision for Income Taxes Income tax provision decreased $5.1 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 due to a decrease in income before income taxes, along with a decrease in our effective tax rate due to the Tax Act. Our effective tax rate for the six months ended June 30, 2018 and 2017 was 28.1% and 35.3%, respectively.

Liquidity and Capital Resources

Our principal uses of liquidity have been investments in working capital and capital expenditures. Our principal sources of liquidity are $9.9 million of cash and cash equivalents at June 30, 2018, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, paying dividends to our shareholders and general corporate purposes.

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

The Credit Agreement provides us with a $125.0 million senior secured credit facility, comprised of a five-year $50.0 million term loan and a $75.0 million revolving line of credit. Borrowings outstanding consisted of $7.0 million on the term loan and $22.5 million on the revolving line of credit as of June 30, 2018. There was $52.5 million available for borrowing on the revolving line of credit as of June 30, 2018, which may be used to support our growth and for working capital purposes.

Borrowings pursuant to the Credit Agreement bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate will range from LIBOR plus 1.50% to 2.00%, depending on our leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Fifth Third Bank “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.00% depending on our leverage ratio. At June 30, 2018 the base interest rate was 5.75% and the LIBOR-based interest rate was 3.84%.

The term loan requires quarterly principal payments of $2.5 million for the quarters ended September 30, 2018 through March 31, 2020. We can elect to prepay the term loan without incurring a penalty.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make investments, or enter into transactions with affiliates on other than terms that could be obtained in an arm’s length transaction. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and rent adjusted leverage ratios. We were in compliance with the covenants as of June 30, 2018. We intend to make principal payments due in future periods using cash from operations.

We have standby letters of credit outstanding related to our workers compensation and medical insurance policies. As of June 30, 2018 and 2017, the standby letters of credit totaled $1.1 million.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital Expenditures

Capital expenditures were $13.1 million and $20.0 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in capital expenditures is primarily due to the decelerated pace of new store openings. We opened 2 and 7 new stores during the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, capital expenditures primarily consisted of remodels for existing store investments and information technology investments.

Cash flows

The following table summarizes our cash flow data for the six months ended June 30, 2018 and 2017.

	(in thousands)
	Six Months Ended
	June 30,
	2018	2017
Net cash provided by operating activities	$19,276	$34,828
Net cash used in investing activities	(13,134)	(20,000)
Net cash used in financing activities	(2,868)	(14,923)

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2018 was $19.3 million compared with $34.8 million during the six months ended June 30, 2017. The decrease is attributable to a  decrease in net income, along with an increase in inventory.

Investing activities

Net cash used in investing activities totaled $13.1 million for the six months ended June 30, 2018 compared with $20.0 million for the six months ended June 30, 2017. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, asset additions in our distribution and manufacturing facilities, information technology infrastructure, a new enterprise resource planning system, and general corporate information technology assets.

Financing activities

Net cash used in financing activities was $2.9 million for the six months ended June 30, 2018 compared with $14.9 million for the six months ended June 30, 2017.  Net cash used in financing activities during the six months ended June 30, 2018 included $32.6 million in payments of long-term debt and capital lease obligations and $5.2 million in dividends paid to stockholders, offset by advances on the line of credit of $35.0 million.

Cash and cash equivalents totaled $9.9 million at June 30, 2018 compared with $6.6 million at December 31, 2017. Working capital was $55.9 million at June 30, 2018 compared with $43.5 million at December 31, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Arrangements

As of June 30, 2018, there were no material changes to our contractual obligations outside the ordinary course of business.

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

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. We adopted the new standard as of March 31, 2018 using the retrospective transition method. Our restricted cash balance was $0.8 million as of June 30, 2018. Upon adopting the new standard, we no longer present the release of restricted cash as a financing cash inflow. Instead, restricted cash and long-term restricted cash balances will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows. In connection with the adoption of this standard,  $6.0 million received from restricted cash accounts during six months ended June 30, 2017 that was previously presented as a financing cash inflow was reclassified to cash, cash equivalents and restricted cash in the statement of cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018 and have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a nominal defendant in three actions brought derivatively on behalf of the Company by three shareholders in 2015.  The plaintiffs allege that the defendant-directors and/or officers breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also allege claims for insider trading and/or unjust enrichment. The Company moved to dismiss the actions, or in the alternative, to stay the actions.  Before the motions were decided, the parties entered into settlement discussions.  As of April 11, 2018, the parties entered into a Stipulation of Settlement to resolve all claims in the three actions, which is subject to the approval of the Delaware Court of Chancery.  Under the terms of settlement, the Board of Directors will adopt, and the Company will implement, certain changes to its policies and practices that address related person transactions, insider trading, compliance, and ethics.  The Stipulation of Settlement also provides that the Company will be liable to pay to plaintiffs and their counsel such amount of attorneys’ fees, expenses, and incentive awards as the Court might award to them.  The plaintiffs have formally requested that the Court award them attorneys’ fees and expenses in the amount of $1.7 million and an incentive award of $5,000 for each of the two plaintiffs. The Company intends to oppose the requested amount of attorneys’ fees and expenses as being excessive. The Court is scheduled to hold a hearing on final approval of the settlement on August 23, 2018.

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

Based on the terms of the Settlement and range of potential award of attorneys’ fees and expenses, the Company does not believe the amount of losses resulting from the derivative actions and demands will have a material impact on its financial statements.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
April 1, 2018 - April 30, 2018	9,358	(1)	$0.60	(1)	-	-
May 1, 2018 - May 31, 2018	3,658	(2)	6.74	(2)	-	-
June 1, 2018 - June 30, 2018	-		-		-	-
	13,016		$2.32		-	-

(1)

A total of 931 shares were withheld by the Company to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Incentive Plan. The Company did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. The remaining 8,427 shares were repurchased by the Company pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Incentive Plan. The Company paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(2)

These shares were withheld by the Company to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Incentive Plan. The Company did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On July 9, 2018 Fumitake Nishi, the brother-in-law of our interim CEO Robert Rucker and a former Company employee, informed us he had reacquired a majority of the equity of one of our key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”).  Nanyang supplies us with natural stone products including hand-crafted mosaics, listellos and other accessories. During 2016, 2017 and the first six months of 2018, we purchased approximately $8.4 million, $12.8 million and $5.7 million, respectively, of products from Nanyang.  Mr. Nishi’s employment in our Company was terminated on January 1, 2014 as a result of several violations of our code of business conduct and ethics policy.  Certain of those violations involved his undisclosed ownership of Nanyang at that time.

Management and the Audit Committee have evaluated the relationship and determined that it would be in the Company’s best interests to continue purchasing products from Nanyang.  The Company believes Nanyang provides an important combination of quality, product availability and pricing, and relying solely on other vendors to supply similar product to the Company would not be in the Company’s best interests.  The Company and the Committee will review future purchases from Nanyang and compare the pricing for products purchased from Nanyang to the pricing of same or similar products purchased from unrelated vendors.

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

TILE SHOP HOLDINGS, INC.

Dated: August 1, 2018	By:	/s/ ROBERT A. RUCKER
Robert A. Rucker
Chief Executive Officer

Dated: August 1, 2018	By:	/s/ KIRK L. GEADELMANN
Kirk L. Geadelmann
Chief Financial Officer