Form 10-Q
period 2018-09-30
TILE SHOP HOLDINGS, INC.
filed 2018-10-26
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

_____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 22, 2018, there were 52,759,558 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$10,105	$6,621
Restricted cash	835	855
Receivables, net	3,723	2,381
Inventories	106,310	85,259
Income tax receivable	3,362	5,726
Other current assets, net	6,921	4,717
Total Current Assets	131,256	105,559
Property, plant and equipment, net	153,453	151,405
Deferred tax assets	10,239	11,654
Other assets	1,952	2,107
Total Assets	$296,900	$270,725

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,725	$30,771
Current portion of long-term debt	-	8,833
Income tax payable	172	17
Other accrued liabilities	27,790	22,413
Total Current Liabilities	53,687	62,034
Long-term debt, net	46,000	18,182
Capital lease obligation, net	473	576
Deferred rent	43,419	41,290
Other long-term liabilities	3,931	4,769
Total Liabilities	147,510	126,851

Commitments and Contingencies (see Note 11)

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 52,678,584 and 52,156,850 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	174,207	180,109
Accumulated deficit	(24,777)	(36,239)
Accumulated other comprehensive income (loss)	(45)	(1)
Total Stockholders' Equity	149,390	143,874
Total Liabilities and Stockholders' Equity	$296,900	$270,725

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$89,259	$84,421	$273,307	$266,020
Cost of sales	26,248	27,759	80,946	82,265
Gross profit	63,011	56,662	192,361	183,755
Selling, general and administrative expenses	59,131	52,285	174,928	154,245
Income from operations	3,880	4,377	17,433	29,510
Interest expense	(715)	(505)	(1,866)	(1,438)
Other income	40	34	112	132
Income before income taxes	3,205	3,906	15,679	28,204
Provision for income taxes	(652)	(1,468)	(4,157)	(10,034)
Net income	$2,553	$2,438	$11,522	$18,170

Income per common share:
Basic	$0.05	$0.05	$0.22	$0.35
Diluted	$0.05	$0.05	$0.22	$0.35

Weighted average shares outstanding:
Basic	51,920,830	51,757,248	51,896,678	51,638,864
Diluted	52,303,777	52,053,655	52,056,136	52,011,208

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$2,553	$2,438	$11,522	$18,170
Currency translation adjustment	(37)	22	(44)	30
Other comprehensive (loss) income	(37)	22	(44)	30
Comprehensive income	$2,516	$2,460	$11,478	$18,200

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Treasury units	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2016	51,607,143	$5	$185,998	$-	$(47,058)	$(46)	$138,899
Issuance of restricted shares	324,184	-	-	-	-	-	-
Cancellation of restricted shares	(87,849)	-	-	-	-	-	-
Stock based compensation	-	-	3,156	-	-	-	3,156
Stock option exercises	313,372	-	1,639	-	-	-	1,639
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(318)	-	-	-	(318)
Dividends paid	-	-	(10,366)	-	-	-	(10,366)
Foreign currency translation adjustments	-	-	-	-	-	45	45
Net income	-	-	-	-	10,819	-	10,819
Balance at December 31, 2017	52,156,850	$5	$180,109	$-	$(36,239)	$(1)	$143,874
Adoption of revenue recognition standard (see Note 1)	-	-	-	-	(60)	-	(60)
Issuance of restricted shares	595,125	-	-	-	-	-	-
Cancellation of restricted shares	(73,391)	-	-	-	-	-	-
Stock based compensation	-	-	1,950	-	-	-	1,950
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(52)	-	-	-	(52)
Dividends paid	-	-	(7,800)	-	-	-	(7,800)
Foreign currency translation adjustments	-	-	-	-	-	(44)	(44)
Net income	-	-	-	-	11,522	-	11,522
Balance at September 30, 2018	52,678,584	$5	$174,207	$-	$(24,777)	$(45)	$149,390

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$11,522	$18,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	21,180	19,395
Amortization of debt issuance costs	607	526
Loss on disposals of property, plant and equipment	76	205
Impairment charges on property, plant and equipment	319	-
Deferred rent	2,345	2,911
Stock based compensation	1,950	2,759
Deferred income taxes	1,415	3,472
Changes in operating assets and liabilities:
Receivables	(1,342)	(249)
Inventories	(21,051)	3,369
Prepaid expenses and other assets	(2,374)	4,163
Accounts payable	(6,550)	5,421
Income tax receivable / payable	2,520	(1,163)
Accrued expenses and other liabilities	5,104	(9,624)
Net cash provided by operating activities	15,721	49,355
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(22,893)	(28,031)
Proceeds from the sale of property, plant and equipment	13	-
Net cash used in investing activities	(22,880)	(28,031)
Cash Flows From Financing Activities
Payments of long-term debt and capital lease obligations	(95,235)	(44,672)
Advances on line of credit	114,095	30,000
Dividends paid	(7,800)	(7,764)
Proceeds from exercise of stock options	-	1,635
Employee taxes paid for shares withheld	(52)	(217)
Debt issuance costs	(374)	-
Net cash provided by (used in) financing activities	10,634	(21,018)
Effect of exchange rate changes on cash	(11)	30
Net change in cash	3,464	336
Cash, cash equivalents and restricted cash beginning of period	7,476	12,948
Cash, cash equivalents and restricted cash end of period	$10,940	$13,284

Cash and cash equivalents	$10,105	$12,429
Restricted cash	835	855
Cash, cash equivalents and restricted cash end of period	$10,940	$13,284

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,229	$4,935
Cash paid for interest	1,846	1,453
Cash paid (received) for income taxes, net	240	7,575

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States.  The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of September 30, 2018, the Company had 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,200 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K.

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

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. The Company adopted the new standard as of March 31, 2018 using the retrospective transition method. The Company’s restricted cash balance was $0.8 million as of September 30, 2018. Upon adopting the new standard, the Company no longer presents the release of restricted cash as a financing cash inflow. Instead, restricted cash and long-term restricted cash balances are included in the beginning and ending cash, cash equivalents and restricted cash balances in the Consolidated Statement of Cash Flows. In connection with the adoption of this standard, $6.0 million received from restricted cash accounts during the nine months ended September 30, 2017 that was previously presented as a financing cash inflow was reclassified to the beginning cash, cash equivalents and restricted cash balances in the Consolidated Statement of Cash Flows.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the Consolidated Balance Sheet.  The accounting standards update also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The standard is effective in fiscal year 2019, with early adoption permitted. The Company continues to evaluate the impact of this standard on its financial statements and disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population. The Company is currently planning on electing the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating the other practical expedients available under the guidance. The Company is implementing a third-party supported lease accounting information system to account for its lease population in accordance with this new standard and establishing internal controls over the new system. The Company believes the adoption of the standard will have a material impact on its Consolidated Balance Sheet as virtually all leases will be recognized as a right of use asset and lease obligation.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 2: Revenues

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09 (Topic 606), “Revenue from Contracts with Customers,” using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.  The adoption of Topic 606 had a cumulative impact adjustment to opening retained earnings of $0.1 million as of January 1, 2018 and did not have an impact on revenues recognized for the three and nine months ended September 30, 2018.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services.  Sales taxes are excluded from revenues.

The following table presents revenues disaggregated by product category:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Man-made tiles	47%	43%	46%	43%
Natural stone tiles	28	33	28	33
Setting and maintenance materials	13	11	13	11
Accessories	10	11	11	11
Delivery service	2	2	2	2
Total	100%	100%	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order.  The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax.  Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered.  Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $8.1 million as of September 30, 2018 and December 31, 2017. Revenues recognized during the nine months ended September 30, 2018 included in the customer deposit balance as of the beginning of the period were $7.8 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The Company extends financing to qualified professional customers who apply for credit.  The accounts receivable balance was $3.7 million and $2.4 million as of September 30, 2018 and December 31, 2017, respectively.  Customers who qualify for an account receive 30-day payment terms.  The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed.  Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund.  The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance.  Historically, the sales returns reserve was presented net of cost of sales in other current liabilities.  Upon adoption of Topic 606, the Company presents the sales returns reserve as an other current liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet.  The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017 are as follows:

	(in thousands)
	September 30,	December 31,
	2018	2017(1)
Other current liabilities	$5,525	$3,139
Other current assets	1,596	-
Sales returns reserve, net	$3,929	$3,139

(1) As of December 31, 2017, the sales returns reserve of $3.1 million was presented net of the expected value of inventory to be returned of $0.9 million.

Note 3: Inventories

Inventories are stated at the lower of cost (determined on the weighted-average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of September 30, 2018 and December 31, 2017:

	(in thousands)
	September 30,	December 31,
	2018	2017
Finished goods	$94,528	$65,843
Raw materials	2,144	1,660
Finished goods in transit	9,638	17,756
Total	$106,310	$85,259

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.5 million and $0.2 million as of September 30, 2018 and December 31, 2017, respectively.

Note 4: Income taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected the Company, including, but not limited to, a reduction of the corporate income tax rate to 21% effective January 1, 2018, and a one-time mandatory transition tax on accumulated foreign earnings, a tax on global intangible low taxed income (“GILTI”), and the repeal of the domestic manufacturing deduction for 2018. The Company recognized the effect of the tax law changes in the period of enactment, including determining the transition tax, re-measuring the Company’s U.S. deferred tax assets and liabilities and reassessing the net realizability of the Company’s deferred tax assets and liabilities. Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, (“SAB 118”) allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. During the third quarter of 2018, the Company recorded an adjustment to its provisional estimates resulting in a $0.2 million reduction in income tax expense concurrent with the filing of its 2017 federal income tax return. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected throughout 2018, the Company considers the accounting of the state deferred tax re-measurements and other items to be provisional due to the forthcoming guidance and the Company’s ongoing analysis

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118. While the Company does not expect to incur a current tax on GILTI relative to 2018 operations, the Company has not yet elected an accounting policy related to GILTI.

The Company's effective tax rate on net income before income taxes for the three months ended September 30, 2018 and 2017 was 20.3% and 37.6%, respectively. The difference between the Company’s effective tax rate for the three months ended September 30, 2018 of 20.3% and the expected federal statutory rate of 21.0% is primarily due to favorable adjustments from the filing of the 2017 federal income tax return, partially offset by state income taxes.  The Company’s effective tax rate on net income before taxes for the nine months ended September 30, 2018 and 2017 was 26.5% and 35.6%, respectively. The difference between the Company’s effective rate for the nine months ended September 30, 2018 of 26.5% and the expected federal statutory rate of 21.0% for the three and nine months ended September 30, 2018 is primarily due to state income taxes.

For the three months ended September 30, 2018 and 2017, the Company recorded a provision for income taxes of $0.7 million and $1.5 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded a provision for income taxes of $4.2 million and $10.0 million, respectively. The decrease in the provision for income taxes for both the three and nine months ended September 30, 2018 is due to lower pretax earnings as well as the decrease in the corporate tax rate.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of September 30, 2018 and 2017, the Company has not recognized any liabilities for uncertain tax positions, nor have interest and penalties related to uncertain tax positions been accrued.

Note 5: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period.

Basic and diluted earnings per share were calculated as follows:

	(all amounts in thousands except share and per share data)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$2,553	$2,438	$11,522	$18,170
Weighted average shares outstanding - basic	51,920,830	51,757,248	51,896,678	51,638,864
Effect of dilutive securities attributable to stock based awards	382,947	296,407	159,458	372,344
Weighted average shares outstanding - diluted	52,303,777	52,053,655	52,056,136	52,011,208
Income per common share:
Basic	$0.05	$0.05	$0.22	$0.35
Dilutive	$0.05	$0.05	$0.22	$0.35
Anti-dilutive securities excluded from earnings per share calculation	1,730,948	511,122	2,116,198	298,721

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	September 30,	December 31,
	2018	2017
Customer deposits	$8,062	$8,064
Sales returns reserve	5,525	3,139
Accrued wages and salaries	3,631	2,853
Payroll and sales taxes	3,650	2,491
Other current liabilities	6,922	5,866
Total other accrued liabilities	$27,790	$22,413

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 7: Long-term Debt

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a rate of adjusted LIBOR plus 1.75% and may bear interest in a range between adjusted LIBOR plus 1.50% to adjusted LIBOR plus 2.25%, depending on The Tile Shop’s consolidated total rent adjusted leverage ratio. At September 30, 2018 the base interest rate was 6.00% and the LIBOR-based interest rate was 4.01%.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios.  The Company was in compliance with the covenants as of September 30, 2018.

The Credit Agreement supersedes and replaces in its entirety the Company’s prior senior secured credit facility with Fifth Third Bank dated June 2, 2015, as amended on April 5, 2018, July 17, 2017, February 10, 2017 and December 9, 2016. The Company drew on the revolving line of credit pursuant to the Credit Agreement to refinance all of the existing term loan, revolving line of credit and interest outstanding under the Company’s prior credit facility, as well as pay $0.4 million in debt issuance costs in connection with the Credit Agreement. Debt issuance costs are classified as other current assets and other assets in the Consolidated Balance Sheet and amortized on a straight line basis over the life of the Credit Agreement.  The Company recorded a $0.1 million charge in interest expense to write-off of certain unamortized deferred financing fees associated with the June 2, 2015 credit facility as of the date of the payoff.

Borrowings outstanding consisted of $46.0 million on the revolving line of credit as of September 30, 2018.  In addition, the Company has standby letters of credit outstanding related to its workers compensation and medical insurance policies.  As of September 30, 2018 and 2017, the standby letters of credit totaled $1.1 million. There was $52.9 million available for borrowing on the revolving line of credit as of September 30, 2018, which may be used to support the Company’s growth and for working capital purposes.

Long-term debt consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Costs	Principal	Costs
Term note payable - interest at 3.06% at December 31, 2017	$-	$-	$11,346	$(36)
Commercial bank credit facility	46,000	-	15,000	-
Variable interest rate bonds (interest at 1.69% at December 31, 2017)	-	-	705	-
Total debt obligations	46,000	-	27,051	(36)
Less: current portion	-	-	8,855	(22)
Debt obligations, net of current portion	$46,000	$-	$18,196	$(14)

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

The following table sets forth by Level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2018 and December 31, 2017 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	September 30, 2018	December 31, 2017
Assets	(in thousands)
Cash and cash equivalents	Level 1	$10,105	$6,621
Restricted cash	Level 1	835	855

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

During the nine months ended September 30, 2018, the Company identified property, plant and equipment that would be disposed of prior to the end of their useful lives, which resulted in the recognition of a $0.3 million charge to write-down these assets to their estimated fair value. No impairment charges were recorded during the three months ended September 30, 2018. No impairment charges were recorded during the three and nine months ended September 30, 2017.

The carrying value of the Company’s borrowings under its credit agreement approximate fair value based upon Level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Note 9: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three and nine months ended September 30, 2018 and 2017 include compensation cost for the portion of outstanding awards that

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

vested during those periods. The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was $0.3 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively. Total stock based compensation expense related to stock options was $0.7 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of September 30, 2018, the Company had outstanding stock options to purchase 1,716,299 shares of common stock at a weighted average exercise price of $14.27.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration other than continued service. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.5 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively. Total stock based compensation expense related to restricted stock was $1.2 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively. Stock based compensation expense pertaining to restricted stock is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of September 30, 2018, the Company had 753,113 outstanding restricted common shares.

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions of $3.1 million, net of syndications fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction, which were classified as other current assets and other non-current assets in the Consolidated Balance Sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of September 30, 2018, the balance of the contribution liability was $2.4 million, of which $0.5 million is classified as other accrued liabilities on the Consolidated Balance Sheet and $1.9 million is classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund.  Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. During the fiscal year ended December 31, 2017, the Company received reimbursements totaling $6.0 million from the Investment Fund. As of September 30, 2018, the balance in the Investment Fund available for reimbursement to the Company was $0.8 million.

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

The Company determined that this financing arrangement contains a VIE.  The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors’ contributions, of $5.6 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the Consolidated Balance Sheet.  The Company is recognizing the benefit of this net $4.4 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of September 30, 2018, the balance of the contribution liability was $1.2 million, of which $0.6 million is classified as other accrued liabilities on the Consolidated Balance Sheet and $0.6 million is classified as other long-term liabilities on the Consolidated Balance Sheet.

Note 11: Commitments and Contingencies

The Company was a nominal defendant in several actions brought derivatively on behalf of the Company by three shareholders.  The plaintiffs alleged that the defendant-directors and/or officers breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also alleged claims for insider trading and/or unjust enrichment. The Company moved to dismiss the actions, or in the alternative, to stay the actions.  Before the motions were decided, the parties entered into settlement

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

discussions.  The parties entered into a Stipulation of Settlement dated April 11, 2018 to resolve all claims in the derivative actions.  The settlement also resolved a demand letter dated May 19, 2016 that the Company’s Board of Directors had received from a shareholder about the same matters that were the subjects of the derivative actions.  By Order and Final Judgment entered on August 23, 2018, the Delaware Court of Chancery approved the settlement of the derivative actions and dismissed them with prejudice. Under the terms of settlement, the Board of Directors adopted, and the Company implemented, certain changes to its policies and practices that address related person transactions, insider trading, compliance, and ethics.  The Company also paid plaintiffs and their counsel $1.3 million for attorneys’ fees, expenses, and incentive awards that the Court awarded to them. The Company recognized $1.0 million of legal expense during the third quarter of 2018 concurrent with the Court’s decision regarding the plaintiffs attorneys’ fees.

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

Note 12: Related Party Transactions

On July 9, 2018, Fumitake Nishi, the brother-in-law of the Company’s interim CEO Robert Rucker and a former Company employee, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”).  Nanyang supplies the Company with natural stone products including hand-crafted mosaics, listellos and other accessories. During the twelve months ended December 31, 2016 and 2017, the Company purchased $8.4 million and $12.8 million of products from Nanyang, respectively. During the nine months ended September 30, 2018, the Company purchased $9.6 million of products from Nanyang.  Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy.  Certain of those violations involved his undisclosed ownership of Nanyang at that time.

Management and the Audit Committee have evaluated the relationship and determined that it would be in the Company’s best interests to continue purchasing products from Nanyang.  The Company believes Nanyang provides an important combination of quality, product availability and pricing, and relying solely on other vendors to supply similar product to the Company would not be in the Company’s best interests.  The Company and the Committee has and will continue to review future purchases from Nanyang and compare the pricing for products purchased from Nanyang to the pricing of same or similar products purchased from unrelated vendors.

Note 13: Subsequent Events

On October 18, 2018, the Company declared a $0.05 dividend to stockholders of record as of the close of business on October 29, 2018. The dividend will be paid on November 9, 2018.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, unexpected delays or expenses related to maintaining or renovating existing stores, changes to our promotional strategy changes to economic or market conditions and customer preferences, disruptions in our supply chain, or inventory management, changes to our product assortment, competitive factors, increases to interest rates or other impacts on our ability to obtain or maintain financing, unanticipated expenses related to operating as a public company and those factors disclosed in the section captioned “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of September 30, 2018, we operated 140 stores in 31 states and the District of Columbia, with an average size of 20,200 square feet.

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

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened 2 new stores in the first nine months of 2018, and opened 15 new stores during 2017. Between October 1, 2017 and September 30, 2018, we opened 6 new store locations. We do not plan to open any additional stores in 2018. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill transactions at these new locations.

For the three months ended September 30, 2018 and 2017, we reported net sales of $89.3 million and $84.4 million, respectively. The increase in sales for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to net sales of $3.0 million from stores not included in the comparable store base, and an increase in comparable stores sales of 2.1%, or $1.8 million. For the nine months ended September 30, 2018 and 2017, we reported net sales of $273.3 million and $266.0 million, respectively. The increase in sales for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to net sales of $13.4 million from stores not included in the comparable store base, partially offset by a decline in comparable store sales of 2.3%, or $6.1 million.

The increase in sales at comparable stores for the three months ended September 30, 2018 is attributable to a higher average ticket due to decreased promotional activity and an increase in the average selling price of products added to our assortment over the last twelve months. The decrease in sales at comparable stores for the nine months ended September 30, 2018 was primarily the result of weaker store traffic due in part to our shift in promotional strategy.

The table below sets forth information about our comparable store sales growth and (decline) for the three and nine months ended September 30, 2018 and 2017.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Comparable store sales growth (decline)	2.1%	1.1%	(2.3)%	2.2%

For the three months ended September 30, 2018 and 2017, we reported gross profit of $63.0 million and $56.7 million, respectively. The gross margin rate for the three months ended September 30, 2018 and 2017 was 70.6% and 67.1%, respectively. For the nine months ended September 30, 2018 and 2017, we reported gross profit of $192.4 million and $183.8 million, respectively. The gross margin rate for the nine months ended September 30, 2018 and 2017 was 70.4% and 69.1%, respectively. The improvement in gross profit for the three and nine months ended September 30, 2018 and 2017 is attributable to an increase in both net sales and gross margin rate.  The increase in the gross margin rate is primarily due to decreased promotional activity.

For the three months ended September 30, 2018 and 2017, we reported income from operations of $3.9 million and $4.4 million, respectively. For the nine months ended September 30, 2018 and 2017, we reported income from operations of $17.4 million and $29.5 million, respectively.  The decrease in income from operations was primarily driven by an increase in occupancy costs from new stores and strategic investments made in store compensation, regional leadership, website design and customer relationship management capabilities.

Inventory increased by $5.9 million from $100.4 million on June  30, 2018 to $106.3 million on September 30, 2018.  The increase was attributable to new products added to our assortment during the quarter.

Long term debt increased $16.5 million from $29.5 million on June  30, 2018 to $46.0 million on September 30, 2018.  The increase was attributable to the expansion of our product assortment resulting in an increase in inventory and capital investments associated with store remodels and merchandising.

Net cash provided by operating activities was $15.7 million and $49.4 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in operating cash flow is due to investments made to expand our product assortment during 2018. Cash flows generated by operating activities and borrowings against our line of credit were used to fund operations, inventory purchases, store remodel and merchandising investments, and dividends. We expect to fund capital expenditures and daily operations from operating cash flows in future periods. As of September 30, 2018, we had cash of $10.1 million and working capital of $77.6 million compared with cash of $6.6 million and working capital of $43.5 million at December 31, 2017.

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

The reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2018 and 2017 is as follows:

	(in thousands)
	Three Months Ended
	September 30,
	2018	% of net sales	2017	% of net sales(1)
Net income	$2,553	2.9%	$2,438	2.9%
Interest expense	715	0.8%	505	0.6%
Income taxes	652	0.7%	1,468	1.7%
Depreciation & amortization	7,202	8.1%	6,803	8.1%
Stock based compensation	735	0.8%	989	1.2%
Adjusted EBITDA	$11,857	13.3%	$12,203	14.5%

	(in thousands)
	Nine Months Ended
	September 30,
	2018	% of net sales	2017	% of net sales(1)(2)
Net income	$11,522	4.2%	$18,170	6.8%
Interest expense	1,866	0.7%	1,438	0.5%
Income taxes	4,157	1.5%	10,034	3.8%
Depreciation & amortization	21,180	7.7%	19,395	7.3%
Stock based compensation	1,950	0.7%	2,759	1.0%
Adjusted EBITDA	$40,675	14.9%	$51,796	19.5%

(1)

In prior periods, the Company also adjusted for special charges, including shareholder and other litigation costs. The Company has recast the Adjusted EBITDA presentation for the three and nine months ended September 30, 2017 to conform to the current presentation.

(2)	Amounts may not foot due to rounding.

We calculate pretax return on capital employed by taking income from operations divided by capital employed. Capital employed equals total assets less accounts payable, income taxes payable, other accrued liabilities, deferred rent and other long-term liabilities.  We believe this non-GAAP measure is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate Pretax Return on Capital Employed differently, which limits the usefulness of the measure for comparative purposes.

The calculation of Pretax Return on Capital Employed is as follows:

	(in thousands)
	September 30,
	2018(1)	2017(1)
Income from operations (trailing twelve months)	$13,769	$31,160

Total Assets	281,996	263,140
Less: Accounts payable	(29,015)	(21,669)
Less: Income tax payable	(71)	(844)
Less: Other accrued liabilities	(26,751)	(26,482)
Less: Deferred rent	(42,401)	(38,815)
Less: Other long-term liabilities	(4,346)	(5,409)
Capital Employed	179,412	169,921

Pretax Return on Capital Employed	7.7%	18.3%

(1)

Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Our management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they excludes significant expenses and income that are required by GAAP to be recognized in our consolidated financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which expenses and income are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, management presents its non-GAAP financial measures in connection with GAAP results. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures and not to rely on any single financial measure to evaluate our business.

Results of Operations

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017

	(in thousands)
	2018	% of sales(1)	2017	% of sales
Net sales	$89,259		$84,421
Cost of sales	26,248	29.4%	27,759	32.9%
Gross profit	63,011	70.6%	56,662	67.1%
Selling, general and administrative expenses	59,131	66.2%	52,285	61.9%
Income from operations	3,880	4.3%	4,377	5.2%
Interest expense	(715)	(0.8)%	(505)	(0.6)%
Other income	40	0.0%	34	0.0%
Income before income taxes	3,205	3.6%	3,906	4.6%
Provision for income taxes	(652)	(0.7)%	(1,468)	(1.7)%
Net income	$2,553	2.9%	$2,438	2.9%

(1)	Amounts do not foot due to rounding.

Net Sales Net sales for the third quarter of 2018 increased $4.8 million, or 5.7%, compared with the third quarter of 2017, primarily due to a $3.0 million increase in net sales from stores not included in the comparable store base and an increase of $1.8 million in net sales generated by comparable stores. Comparable store sales growth was 2.1% for the third quarter of 2018 versus 1.1% for the third quarter of 2017. The increase in sales at comparable stores for the three months ended September 30, 2018 is attributable to a higher average ticket due to decreased promotional activity and an increase in the average selling price of products added to our assortment over the last twelve months.

Gross Profit Gross profit for the third quarter of 2018 increased $6.3 million, or 11.2%, compared with the third quarter of 2017 due to an increase in net sales and the gross margin rate. The gross margin rate was 70.6% and 67.1% for the third quarter of 2018 and 2017, respectively. The improvement in the gross margin rate was primarily due to decreased promotional activity.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the third quarter of 2018 increased $6.8 million, or 13.1%, compared with the third quarter of 2017. The $6.8 million increase in selling, general, and administrative expenses was driven primarily by costs associated with opening and operating 6 new stores during the period from October 1, 2017 through September 30, 2018, investments in store and warehouse staff compensation, and the addition of regional sales leader and pro market manager positions.  Included in the selling, general, and administrative expenses increase during the third quarter of 2018 was $1.9 million of planned strategic investments in store compensation, regional sales leadership, website design, and customer relationship management capabilities. Additionally, we incurred approximately $1.0 million of incremental legal expense during the third quarter of 2018 to resolve our derivative securities litigation.

Pre-opening Costs During the three months ended September 30, 2017, we incurred pre-opening costs of $0.5 million. We incurred no pre-opening costs during the three months ended September 30, 2018.

Interest Expense Interest expense was $0.7 million and $0.5 million for the third quarter of 2018 and 2017, respectively. The increase was primarily due to higher interest rates and a higher average debt balance during the third quarter of 2018.

Provision for Income Taxes Income tax provision decreased $0.8 million for the third quarter of 2018 compared with the third quarter of 2017 due to a decrease in income before income taxes, along with a decrease in our effective tax rate due to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Our effective tax rate for the three months ended September 30, 2018 and 2017 was 20.3% and 37.6%, respectively. The difference between the Company’s effective tax rate of 20.3% and the expected federal statutory rate of 21.0% is primarily due to favorable adjustments from the filing of the 2017 tax return.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

	(in thousands)
	2018	% of sales	2017	% of sales
Net sales	$273,307		$266,020
Cost of sales	80,946	29.6%	82,265	30.9%
Gross profit	192,361	70.4%	183,755	69.1%
Selling, general and administrative expenses	174,928	64.0%	154,245	58.0%
Income from operations	17,433	6.4%	29,510	11.1%
Interest expense	(1,866)	(0.7)%	(1,438)	(0.5)%
Other income (expense)	112	0.0%	132	0.0%
Income before income taxes	15,679	5.7%	28,204	10.6%
Provision for income taxes	(4,157)	(1.5)%	(10,034)	(3.8)%
Net income	$11,522	4.2%	$18,170	6.8%

Net Sales Net sales for the nine months ended September 30, 2018 increased $7.3 million, or 2.7%, compared with the nine months ended September 30, 2017, primarily due to a $13.4 million increase in net sales from stores not included in the comparable store base, partially offset by a $6.1 million decrease in net sales generated by comparable stores. The decrease in sales at comparable stores for the nine months ended September 30, 2018 was primarily the result of weaker store traffic due in part to our shift in promotional strategy.

Gross Profit Gross profit for the nine months ended September 30, 2018 increased $8.6 million, or 4.7%, compared with the nine months ended September 30, 2017 primarily due to an increase in net sales and an increase in the gross margin rate. The gross margin rate was 70.4% and 69.1% for the nine months ended September 30, 2018 and 2017, respectively. The improvement in the gross margin rate was primarily due to decreased promotional activity.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the nine months ended September 30, 2018 increased $20.7 million, or 13.4%, compared with the nine months ended September 30, 2017. The $20.7 million increase in selling, general, and administrative expenses was driven primarily by costs associated with opening and operating new stores during the period from October 1, 2017 through September 30, 2018,  investments in store and warehouse staff compensation, and the addition of regional sales leader and pro market manager positions. Included in the selling, general, and administrative expenses increase during the nine months ended September 30, 2018 was approximately $6.1 million of planned strategic investments in store compensation, regional sales leadership, website design, and customer relationship management capabilities. Additionally, we incurred approximately $1.0 million of incremental legal expense during the nine months ended September 30, 2018 to resolve our derivative securities litigation.

Pre-opening Costs During the nine months ended September 30, 2018 and 2017, we incurred pre-opening costs of $0.1 million and $0.8 million, respectively.

Interest Expense Interest expense was $1.9 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively. The increase was due to higher interest rates and a higher debt balance during the nine months ended September 30, 2018.

Provision for Income Taxes Income tax provision decreased $5.9 million for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 due to a decrease in income before income taxes, along with a decrease in our effective tax rate due to the Tax Act. Our effective tax rate for the nine months ended September 30, 2018 and 2017 was 26.5% and 35.6%, respectively. The difference between the Company’s effective rate for the nine months ended September 30, 2018 of 26.5% and the expected federal statutory rate of 21.0% for the three and nine months ended September 30, 2018 is primarily due to state income taxes.

Liquidity and Capital Resources

Our principal uses of liquidity have been investments in working capital and capital expenditures. Our principal sources of liquidity are $10.1 million of cash and cash equivalents at September 30, 2018, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, paying dividends to our shareholders and general corporate purposes.

On September 18, 2018, we and our operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides us with a senior credit facility consisting of a $100 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a rate of adjusted LIBOR plus 1.75% and may bear interest in a range between adjusted LIBOR plus 1.50% to adjusted LIBOR plus 2.25%, depending on The Tile Shop’s consolidated total rent adjusted leverage ratio. At September 30, 2018, the base interest rate was 6.00% and the LIBOR-based interest rate was 4.01%.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios.  We are in compliance with the covenants as of September 30, 2018.

The Credit Agreement supersedes and replaces in its entirety our prior senior secured credit facility with Fifth Third Bank dated June 2, 2015, as amended on April 5, 2018, July 17, 2017, February 10, 2017 and December 9, 2016. In addition to increasing the line of credit from $75 million under the prior credit facility to $100 million under the Credit Agreement, the Credit Agreement also provides additional flexibility in our fixed charge coverage ratio covenant, which is now 1.25:1.00 (as compared to 1.35:1.00 under the prior credit facility), and in the calculation of the consolidated total rent adjusted leverage ratio, which now is based on six times the trailing four-quarter rent expense (as compared to eight times the trailing four-quarter rent expense under the prior credit facility).

We drew on the line of credit pursuant to the Credit Agreement to refinance all of the existing term loan, revolving line of credit and interest outstanding under our prior credit facility, as well as pay $0.4 million in debt issuance costs in connection with the Credit Agreement. Debt issuance costs are classified as other current assets and other assets in the Consolidated Balance Sheet and amortized on a straight line basis over the life of the Credit Agreement.  We recorded a $0.1 million charge in interest expense to write-off of certain unamortized deferred financing fees associated with the prior credit facility as of the date of the payoff. Borrowings outstanding consisted $46.0 million on the revolving line of credit as of September 30, 2018.  We also have standby letters of credit outstanding related to our workers compensation and medical insurance policies. As of September 30, 2018 and 2017, the standby letters of credit totaled $1.1 million. There was $52.9 million available for borrowing on the revolving line of credit as of September 30, 2018, which may be used to support our growth and for working capital purposes.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital Expenditures

Capital expenditures were $22.9 million and $28.0 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in capital expenditures is primarily due to the decelerated pace of new store openings in 2018. We opened 2 and 11 new stores during the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, capital expenditures primarily consisted of 10 store remodels, merchandising and fixture investments at all 140 stores, and information technology investments.

Cash flows

The following table summarizes our cash flow data for the nine months ended September 30, 2018 and 2017.

	(in thousands)
	Nine Months Ended
	September 30,
	2018	2017
Net cash provided by operating activities	$15,721	$49,355
Net cash used in investing activities	(22,880)	(28,031)
Net cash provided by (used in) financing activities	10,634	(21,018)

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2018 was $15.7 million compared with $49.4 million during the nine months ended September 30, 2017. The decrease is attributable to a decrease in net income, along with an increase in inventory.

Investing activities

Net cash used in investing activities totaled $22.9 million for the nine months ended September 30, 2018 compared with $28.0 million for the nine months ended September 30, 2017. Net cash used in investing activities was primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, asset additions in our distribution and manufacturing facilities, information technology infrastructure, a new enterprise resource planning system, and general corporate information technology assets.

Financing activities

Net cash provided by financing activities was $10.6 million for the nine months ended September 30, 2018 compared with net cash used in financing activities of $21.0 million for the nine months ended September 30, 2017. Net cash provided by financing activities during the nine months ended September 30, 2018 included $114.1 million in advances on the Company’s line of credit which were partially offset by $95.2 million in payments of long-term debt and capital lease obligations and $7.8 million in dividends paid to stockholders.

Cash and cash equivalents totaled $10.1 million at September 30, 2018 compared with $6.6 million at December 31, 2017. Working capital was $77.6 million at September 30, 2018 compared with $43.5 million at December 31, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Arrangements

As of September 30, 2018, there were no material changes to our contractual obligations outside the ordinary course of business.

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

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. We adopted the new standard as of March 31, 2018 using the retrospective transition method. Our restricted cash balance was $0.8 million as of September 30, 2018. Upon adopting the new standard, we no longer present the release of restricted cash as a financing cash inflow. Instead, restricted cash and long-term restricted cash balances will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows. In connection with the adoption of this standard, $6.0 million received from restricted cash accounts during nine months ended September 30, 2017 that was previously presented as a financing cash inflow was reclassified to cash, cash equivalents and restricted cash in the statement of cash flows.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the Consolidated Balance Sheet.  The accounting standards update also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The standard is effective in fiscal year 2019, with early adoption permitted. We continue to evaluate the impact of this standard on our financial statements and disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients in order to determine the best path of implementing changes to existing processes and controls. We are implementing a third-party supported lease accounting information system to account for our lease population in accordance with this new standard and establishing internal controls over the new system. We believe the adoption of the standard will have a material impact on our Consolidated Balance Sheet as virtually all leases will be recognized as a right of use asset and lease obligation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018 and have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was a nominal defendant in several actions brought derivatively on behalf of the Company by three shareholders.  The plaintiffs alleged that the defendant-directors and/or officers breached their fiduciary duties by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, by causing the Company to violate generally accepted accounting principles and SEC regulations, and by permitting the Company’s primary product to contain illegal amounts of lead. The complaints also alleged claims for insider trading and/or unjust enrichment. The Company moved to dismiss the actions, or in the alternative, to stay the actions.  Before the motions were decided, the parties entered into settlement discussions.  The parties entered into a Stipulation of Settlement dated April 11, 2018 to resolve all claims in the derivative actions.  The settlement also resolved a demand letter dated May 19, 2016 that the Company’s Board of Directors had received from a shareholder about the same matters that were the subjects of the derivative actions.  By Order and Final Judgment entered on August 23, 2018, the Delaware Court of Chancery approved the settlement of the derivative actions and dismissed them with prejudice. Under the terms of settlement, the Board of Directors adopted, and the Company implemented, certain changes to its policies and practices that address related person transactions, insider trading, compliance, and ethics.  The Company also paid plaintiffs and their counsel $1.3 million for attorneys’ fees, expenses, and incentive awards that the Court awarded to them. The Company recognized $1.0 million of legal expense during the third quarter of 2018 concurrent with the Court’s decision regarding the plaintiffs attorneys’ fees.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
July 1, 2018 - July 31, 2018	2,590	(1)	$8.30	(1)	-	-
August 1, 2018 - August 31, 2018	7,207	(2)	0.00	(2)	-	-
September 1, 2018 - September 30, 2018	19,552	(2)	0.00	(2)	-	-
	29,349		$0.73		-	-

(1)

These shares were withheld by the Company to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Incentive Plan. The Company did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(2)

These shares were repurchased by the Company pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Incentive Plan. The Company paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

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

10.1

Credit Agreement, dated as of September 18, 2018, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, Tile Shop Lending, Inc., certain subsidiaries of The Tile Shop, LLC as borrowers, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2018).

10.2

Security Agreement, dated as of September 18, 2018, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, Tile Shop Lending, Inc., The Tile Shop of Michigan, LLC, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2018).

10.3

Securities Pledge Agreement, dated as of September 18, 2018, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, Tile Shop Lending, Inc., The Tile Shop of Michigan, LLC, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2018).

10.4

Guaranty Agreement, dated as of September 18, 2018, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, Tile Shop Lending, Inc., The Tile Shop of Michigan, LLC, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2018).

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

TILE SHOP HOLDINGS, INC.

Dated: October 26, 2018	By:	/s/ ROBERT A. RUCKER
Robert A. Rucker
Chief Executive Officer

Dated: October 26, 2018	By:	/s/ KIRK L. GEADELMANN
Kirk L. Geadelmann
Chief Financial Officer