Form 10-K
period 2018-12-31
TILE SHOP HOLDINGS, INC.
filed 2019-02-26
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit  such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately: $300,224,848.

As of February 22, 2019, the registrant had 52,921,546 shares of common stock outstanding.

TILE SHOP HOLDINGS, INC. FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

The Tile Shop, LLC (“The Tile Shop”) was founded in 1985 and Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, including The Tile Shop, the “Company” or “we”) was incorporated in Delaware in June 2012. We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. Our assortment includes approximately 6,000 products from around the world. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, and metal tiles. The majority of our tile products are sold under our proprietary Rush River and Fired Earth brand names. We purchase our tile products, accessories and tools directly from our global network of suppliers. We manufacture our own setting and maintenance materials, such as thinset, grout and sealer under our Superior brand name, as well as work with other suppliers to manufacture private label products. As of December 31, 2018, we operated 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,200 square feet.

We believe that our long-term vendor relationships, together with our design, manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and professionals, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources and believe that we are a leading retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States.

In 2018, we reported net sales and income from operations of $357.3 million and $18.1 million, respectively. Our 2017 and 2016 net sales were $344.6 million and $324.2 million, respectively, and our 2017 and 2016 income from operations was $25.8 million and $32.9 million, respectively. We opened two new stores in 2018 and intend to open five to seven new stores in 2019. As of December 31, 2018 and 2017, we had total assets of $297.6 million and $270.7 million, respectively.

Competitive Strengths

We believe that the following factors differentiate us from our competitors and position us to continue to grow our specialty retailer business.

Broad Product Assortment at Attractive Prices – We offer approximately 6,000 natural stone and made-made products, setting and maintenance materials, accessories, and tools. We are able to maintain competitive prices by purchasing tile and accessories directly from producers and manufacturing our own setting and maintenance materials.

Customer Service and Satisfaction – Our sales personnel are highly-trained and knowledgeable about the technical and design aspects of our products. We offer free design services and the use of our innovative Design Studio software that helps bring our customers ideas to life by enabling them to design and visualize their own customized project. In addition, we provide one-on-one installation training as required to meet customer needs. We accept returns up to six months following the date of the sale, with no restocking fees.

Inspiring Customer Experience –  In each store, our products are brought to life by showcasing a broad array of the items we offer in up to 50 different vignettes of bathrooms, kitchens, fireplaces, foyers, and other distinct spaces. Our stores are spacious, well-lit, and organized by product type to simplify our customers’ shopping experience.

Global Sourcing Capabilities – We have long-standing relationships with our tile suppliers throughout the world and work with them to design products exclusively for us. We believe that these direct relationships differentiate us from our competitors.

Proprietary Branding – We sell the majority of our products under our proprietary brand names, which helps us to differentiate our products from those of our competitors. We offer products across a range of price points and quality levels that allow us to target discrete market segments and to appeal to diverse groups of customers.

Centralized Distribution System – We service our store locations from five distribution centers. Our distribution centers, located in Michigan, Oklahoma, New Jersey, Virginia, and Wisconsin, are located to cost effectively service our existing stores.

Strategic Plan

In 2018, we made a number of pivotal changes and strategic investments that included:

•	Adding over 2,000 products to our assortment;
•	Discontinuing all advertised price promotions;

•	Expanding our regional leadership team to help better support our stores;
•	Hiring over 20 pro market managers directly responsible for pro outreach within the markets we serve;
•	Launching our pro loyalty program;
•	Refining our sales and distribution compensation structures designed to attract and retain top talent;
•	Completing 10 remodels that included a number of our top stores;
•	Remerchandising all 140 stores;
•	Implementing a new customer relationship management capability; and
•	Positioning ourselves to launch a new enterprise resource planning system.

Key elements of our 2019 strategy include:

Best Assortment – We offer an extensive assortment of approximately 6,000 natural stone and man-made tile products, setting and maintenance materials, accessories and tools. Our assortment is tailored to provide homeowners and professional customers distinctive products. We feature unique products and partner with industry-leading designers to curate collections that are sold exclusively in our stores. Our buying team sources products from across the world to provide our customers with good, better and best options to appeal to their individual tastes and budgets. We are committed to maintaining a product assortment that meets the needs of an upscale, fashion conscious homeowner, as well as all of the professional customers who serve that homeowner. We believe our ongoing emphasis on maintaining a best-in-class assortment is a critical component of our strategy.

Best Service – We are committed to providing our customers a high degree of in-store service through our motivated, well-trained store team members. We continue to make investments to improve our recruitment, management and development training practices, which reduced our sales associate turnover and increased our average manager tenure. The improvement in turnover and manager tenure has contributed to better product knowledge, store leadership, and overall customer experience. We also engage with our customers through our website (TileShop.com), which provides inspiration, enhanced product information, and research and design tools that support product selection. Our exceptional customer service gives customers the ability to design with confidence.

Best Presentation – We bring our products to life in our stores by showcasing a broad array of the items we offer in up to 50 different vignettes of bathrooms, kitchens, fireplaces, foyers and other distinct spaces. We also showcase our products on our website. We are committed to maintaining our reputation as a destination store where customers find inspiration.

Reaccelerate Store Growth – We plan to increase our existing store base by five to seven stores in 2019. All stores we intend to open in 2019 will be located in existing markets where we will be able to leverage economies of scale in marketing, distribution and store talent. Longer term, we believe we have exceptional opportunities to continue to add stores in existing markets and expand into new markets. Additionally, we will continue to focus on strategies to further enhance the return on our new store investments by selecting retail spaces that provide us the opportunity to reduce the initial investment to build a new store and, in some cases, the ongoing occupancy costs.

Sales Model

We principally sell our products directly to homeowners and professionals. With regard to individual customers, we believe that due to the average cost and relative infrequency of a tile purchase, many of our individual customers conduct extensive research using multiple channels before making a purchase decision. Our sales strategy emphasizes customer service by providing comprehensive and convenient educational tools on our website and in our stores for our customers to learn about our products and the tile installation process. Our website contains a broad range of information regarding our tile products, setting and maintenance materials, and accessories. Customers can order samples, view catalogs, or purchase products from our stores. Customers can choose to have their purchases delivered or picked up at one of our stores. We believe this strategy also positions us well with professional customers who are influenced by the preferences of individual homeowners.

Our stores are designed to emphasize our products in a visually appealing showroom format. Our average store is approximately 20,200 square feet, with a majority of the square footage devoted to the showroom. Several thousand square feet is used for warehouse space, which is used primarily to hold customer orders waiting to be picked up or delivered. Our stores are typically accessible from major roadways and have significant visibility to passing traffic. We can adapt to a range of existing buildings, whether free-standing or in shopping centers. All of our stores are leased.

Unlike many of our competitors, we devote a substantial portion of our store space to showrooms, including samples of our approximately 6,000 products and up to 50 different vignettes of bathrooms, kitchens, fireplaces, foyers, and other distinct spaces that showcase our products. Our showrooms are designed to provide our customers with a better understanding of how to integrate various types of tile in order to create an attractive presentation in their homes. Many stores are also equipped with a training center designed to teach customers how to properly install tile.

A  staffing model for a typical store consists of a manager, an assistant manager, sales associates, and a warehouse leader. Our store managers are responsible for store operations and for overseeing our customers’ shopping experience. We offer financing to customers through a branded credit card provided by a third-party consumer finance company.

Marketing

We utilize a variety of marketing strategies and programs to acquire and retain customers, including both consumers and trade professionals. Our advertising primarily consists of digital media, direct marketing, including email and postal mail, in store events, and mobile and traditional media vehicles, including newspaper circular/print ads, radio, video and out-of-home advertising. We continually test and learn from new media and adjust our programs based on performance.

Our website, TileShop.com, supports desktop, tablet, and mobile devices and is designed for consumers, trade professionals and industry stakeholders to learn about our brand, our value propositions, and our product assortment and installation techniques, and to look up our store locations and account information. It hosts our Design Studio, a collaborative platform that enables the creation of customized 3D design renderings to scale, allowing customers to bring their ideas to life. On social media, #TheTileShop provides current and prospective customers a high level of brand engagement and enables customers to share their finished projects in our inspiration gallery.

Products

We offer an extensive and complete assortment of natural stone and man-made tile products, sourced directly from our suppliers. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, and metal tiles. Our wide assortment of accessories, including trim pieces, mosaics, pencils, listellos, and other unique products encourages our customers to make a fashion statement with their tile project and helps us to deliver a high level of customer satisfaction and drive repeat business. We also offer a broad range of setting and maintenance materials, such as thinset, grout, sealers, and accessories, including installation tools, shower and bath shelves, drains, and similar products. We also offer customers delivery service through third-party freight providers. We sell most of our products under our proprietary brand names, including Superior Adhesives & Chemicals, Superior Tools & Supplies, Rush River, and Fired Earth. In total, we offer approximately 6,000 different tile products, setting and maintenance materials, and accessory products. The percentage of our net sales represented by each product category was as follows for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Man-made tiles	46%	43%
Natural stone tiles	28	33
Setting and maintenance materials	14	11
Accessories	10	11
Delivery service	2	2
	100%	100%

Suppliers

We have long-standing relationships with our suppliers throughout the world and work with them to design and manufacture products exclusively for us. We believe that these direct relationships differentiate us from our competitors.

We currently purchase tile products from approximately 250 different suppliers. Our top ten tile suppliers accounted for 49% of our tile purchases in 2018. Our largest supplier accounted for approximately 14% of our total purchases in 2018. We believe that alternative and competitive suppliers are available for many of our products. The percentage of our total purchases from the following continents was as follows for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Asia	43%	51%
Europe (including Turkey)	31	27
North America	21	19
South America	5	2
Africa	0	1
	100%	100%

Distribution and Order Fulfillment

We take possession of our products in the country of origin and arrange for transportation to our five distribution centers located in Michigan, Oklahoma, New Jersey, Virginia and Wisconsin. We also manufacture many of our setting and maintenance materials in Michigan, Oklahoma, Virginia, and Wisconsin. We maintain a large inventory of products in order to quickly fulfill customer orders.

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

Competition

The retail tile market is highly-fragmented. We compete directly with regional and local specialty retailers of tile, factory-direct stores, a large number of privately-owned, single-site stores, and online-only competitors. In addition, we complete with large national home improvement centers that offer a wide range of home improvement products, including flooring. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl. The barriers of entry into the retail tile industry are relatively low and new or existing tile retailers could enter our markets and increase the competition that we face. Many of our competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied product offerings, and greater financial, technical, and other resources.

We believe that the key competitive factors in the retail tile industry include:

•	product assortment;
•	product presentation;
•	customer service;
•	store location;
•	availability of inventory; and
•	price.

We believe that we compete favorably with respect to each of these factors by providing a highly diverse selection of products to our customers, at an attractive value, in appealing and convenient store locations, with exceptional customer service and on-site instructional opportunities. Further, while some larger factory-direct competitors manufacture their own products, many of our competitors do not maintain their own inventory and instead purchase their tile from domestic manufacturers or distributors when they receive an order from a customer. We also believe that we offer a broader range of products and stronger in-store customer support than these competitors.

Employees

As of December 31, 2018, we had 1,738 employees, 1,626 of whom were full-time and none of whom were represented by a union. Of these employees, 1,340 work in our stores, 87 work in corporate, store support, infrastructure or similar functions, and 311 work in distribution and manufacturing facilities. We believe that we have good relations with our employees.

Property and Trademarks

We have registered and unregistered trademarks for all of our brands, including 24 registered trademarks. We regard our intellectual property as having significant value and our brands are an important factor in the marketing of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.

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

We maintain a website at www.tileshop.com, the contents of which are not part of or incorporated by reference into this report. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports available on our website, free of charge, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. Our Code of Business Conduct and Ethics, as well as any waivers from and amendments to the Code of Business Conduct and Ethics, is also posted on our website.

ITEM 1A. RISK FACTORS

The following are significant factors known to us that could adversely affect our business, financial condition, or operating results, as well as adversely affect the value of an investment in our common stock. These risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements. All forward-looking statements made by us are qualified by the risks described below. There may be additional risks that are not presently material or known. You should carefully consider each of the following risks and all other information set forth in this report.

Our ability to grow and remain profitable may be limited by direct or indirect competition in the highly-competitive retail tile industry.

The retail tile industry in the United States is highly competitive. Participants in the tile industry compete primarily based on product variety, customer service, store location, and price. There can be no assurance that we will be able to continue to compete favorably with our competitors in these areas. Our store competitors include large national home centers, regional and local specialty retailers of tile, factory-direct stores, privately-owned, single-site stores and online-only competitors. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl sheet. In the past, we have faced periods of heightened competition that materially affected our results of operations. Certain of our competitors have greater name recognition, longer operating histories, more varied product offerings, and substantially greater financial and other resources than us. Accordingly, we may face periods of intense competition in the future that could have a material adverse effect on our planned growth and future results of operations. Moreover, the barriers to entry into the retail tile industry are relatively low. New or existing retailers could enter our markets and increase the competition that we face. In addition, manufacturers and suppliers of tile and related products, including those whose products we currently sell, could enter the United States retail tile market and start directly competing with us. Competition in existing and new markets may also prevent or delay our ability to gain relative market share. Any of the developments described above could have a material adverse effect on our planned growth and future results of operations.

If we fail to successfully manage the challenges that our planned growth poses or encounter unexpected difficulties during our expansion, our revenues and profitability could be materially adversely affected.

One of our long-term objectives is to increase revenue and profitability through market share gains. Our ability to achieve market share growth, however, is contingent upon our ability to open new stores and achieve operating results in new stores at the same level as our similarly situated current stores. We anticipate opening five to seven stores in 2019. There can be no assurance that we will be able to open stores in new markets at the rate required to achieve market leadership in such markets, identify and obtain favorable store sites, arrange favorable leases for stores, obtain governmental and other third-party consents, permits, and licenses needed to open or operate stores in a timely manner, train and hire a sufficient number of qualified managers for new stores, attract a strong customer base and brand familiarity in new markets, or successfully compete with established retail tile stores in the new markets that we enter. Failure to open new stores in an effective and cost-efficient manner could place us at a competitive disadvantage as compared to retailers who are more adept than us at managing these challenges, which, in turn, could negatively affect our overall operating results.

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

Our expansion strategy includes plans to open five to seven additional stores in existing markets during 2019. In future periods, we intend to continue opening stores in new and existing markets. Because our stores typically draw customers from their local areas, additional stores may draw customers away from nearby existing stores and may cause same store sales performance at those existing stores to decline, which may adversely affect our overall operating results. Additionally, stores in new markets typically have a ramp-up period before sales become steady enough for such stores to be profitable. Our ability to open additional stores will be dependent on our ability to promote and/or recruit enough qualified store managers, assistant store managers, and sales associates. The time and effort required to train and supervise a large number of new managers and associates and integrate them into our culture may divert resources from our existing stores. If we are unable to profitably open additional stores in both new and existing markets and limit the adverse impact of those new stores on existing stores, our same store sales and overall operating results may be reduced during the implementation of our expansion strategy.

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

We source the approximately 6,000 products that we stock and sell from approximately 250 domestic and international suppliers. We source a large number of those products from foreign manufacturers, including 49% of our products from a group of ten suppliers located in Asia, Europe and the United States. Our largest supplier accounted for approximately 14% of our total purchases in 2018. We generally take title to these products sourced from foreign suppliers overseas and are responsible for arranging shipment to our distribution centers. Financial instability among key suppliers, political instability, trade restrictions, tariffs, currency exchange rates, and transport capacity and costs are beyond our control and could negatively impact our business if they seriously disrupt the movement of products through our supply chain or increase the costs of our products.

Our ability to offer compelling products, particularly products made of unique stone, depends on the continued availability of sufficient suitable natural products.

Our business strategy depends on offering a wide assortment of compelling products to our customers. We sell, among other things, products made from various natural stones from quarries throughout the world. Our ability to obtain an adequate volume and quality of hard-to-find products depends on our suppliers’ ability to furnish those products, which, in turn, could be affected by many things, including the exhaustion of stone quarries. If our suppliers cannot deliver sufficient products, and we cannot find replacement suppliers, our net sales and operating results may be adversely affected.

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

Our success depends on our ability to anticipate and respond to changing trends in the tile industry and consumer demands in a timely manner. If we fail to identify and respond to emerging trends, consumer acceptance of our merchandise and our image with current or potential customers may be harmed, which could reduce our revenue potential. Additionally, if we misjudge market trends, we may significantly overstock unpopular products and be forced to reduce the sales price of such products, which would have a negative impact on our gross profit and cash flow. Conversely, shortages of products that prove popular could cause customers to seek alternative sources of such products, as well as other products they may have purchased from us, which could also reduce our revenues.

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

We entered into a credit facility with Bank of America, N.A., Fifth Third Bank and Citizens Bank on September 18, 2018. As of December 31, 2018,  we had borrowed approximately $53.0 million on our revolving line of credit, leaving $45.9 million available for future borrowings. The terms of our credit facility and the burden of the indebtedness incurred thereunder could have serious consequences for us, such as:

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

Our credit facility also contains negative covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur indebtedness;
•	create liens;
•	engage in mergers or consolidations;
•	sell assets (including pursuant to sale and leaseback transactions);
•	make investments, acquisitions, loans, or advances;
•	engage in certain transactions with affiliates;
•	enter into agreements limiting subsidiary distributions;
•	enter into agreements limiting the ability to create liens;
•	amend our organizational documents in a way that has a material effect on the lenders or administrative agent under our credit facility; and
•	change our lines of business.

A breach of any of these covenants could result in an event of default under our credit facility. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit, or seek amendments to our debt agreements that would provide for terms more favorable to such lender and that we may have to accept under the circumstances. If we were unable to repay those amounts, the lender under our credit facility could proceed against the collateral granted to it to secure that indebtedness.

If we are unable to renew or replace current store leases, or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases is terminated prior to expiration of its stated term and we cannot find suitable alternate store locations, our growth and profitability could be negatively impacted.

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

We must comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently and such changes can impose significant costs and other burdens of compliance on our business and suppliers. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, environmental issues, or compliance with the Foreign Corrupt Practices Act could have an adverse impact on our financial condition and results of operations. Changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations could increase our cost of doing business.

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

We believe that our growth was achieved in part through the effectiveness of our marketing strategies. Prior to 2018, we used internet, print, and radio advertisements containing discounts and promotional offers to encourage customers to visit our stores. A significant portion of our advertising was invested to support the opening of new stores and directed at professional customers. Beginning in late 2017, we de-emphasized the use of discount offers to attract customers. Limited use of discount and promotional offers in future periods could fail to attract customers, resulting in a decrease in store traffic. While our marketing strategy continues to support our growth strategy and remains focused on professional customers, we have broadened the reach and frequency of our advertising to increase the recognition of our value proposition and the number of customers served. We may need to further increase our marketing expense to support our business strategies in the future. If our marketing strategies fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our net sales and operating results.

Natural disasters, changes in climate and geo-political events could adversely affect our operating results.

The threat or occurrence of one or more natural disasters or other extreme weather events, whether as a result of climate change or otherwise, and the threat or outbreak of terrorism, civil unrest or other hostilities or conflicts could materially adversely affect our financial performance. These events may result in damage to, destruction or closure of, our stores, distribution centers and other properties. Such events can also adversely affect our work force and prevent employees and customers from reaching our stores and other properties, can modify consumer purchasing patterns and decrease disposable income, and can disrupt or disable portions of our supply chain and distribution network.

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

Our business operations could be disrupted if we are unable to protect the integrity and security of our customer information.

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

If our management information systems experience disruptions, it could disrupt our business and reduce our net sales.

We depend on our management information systems to integrate the activities of our stores, to process orders, to manage inventory, to purchase merchandise and to sell and ship goods on a timely basis. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. We may incur significant expenses in order to repair any such operational problems. Any significant disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could result in delays in the delivery of products to our stores and customers or lost sales. Accordingly, if our network is disrupted, we may experience delayed communications within our operations and between our customers and ourselves.

The selection and implementation of information technology initiatives may impact our operational efficiency and productivity.

In order to better manage our business, we expect to invest in our information systems. In doing so, we must select the correct investments and implement them in an efficient manner. The costs, potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations. Furthermore, these initiatives might not provide the anticipated benefits or provide them in a delayed or more costly manner. Accordingly, issues relating to our selection and implementation of information technology initiatives may negatively impact our business and operating results.

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

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Fluctuating healthcare costs, our significant growth rate and changes from our past experience with workers’ compensation claims could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or employee health insurance costs increase beyond what was expected, our accrued liabilities might not be sufficient, and we may be required to record additional expense. Unanticipated changes may produce materially different amounts of expense than that reported under these programs, which could adversely impact our operating results.

We are involved in legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business, financial condition and results of operations.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate in the future.  Future fluctuations could be based on various factors in addition to those otherwise described in this report, including:

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

Our directors and executive officers, together with their affiliates, beneficially hold approximately 27% of our outstanding shares of common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our securities.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation and bylaws contain provisions that, alone or together, could have the effect of delaying or preventing hostile takeovers or changes in control or changes in our management without the consent of our Board of Directors. These provisions include:

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

•

the ability of our Board of Directors to determine whether to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2018, we operated 140 stores located in 31 states and the District of Columbia with an average square footage of approximately 20,200 square feet. The table below sets forth the store locations (alphabetically by state) of our 140 stores in operation as of December 31, 2018.

State	Stores	State	Stores	State	Stores	State	Stores
Arkansas	1	Iowa	1	Minnesota	7	Oklahoma	2
Arizona	4	Illinois	11	Missouri	5	Pennsylvania	5
Colorado	4	Indiana	4	North Carolina	4	Rhode Island	1
Connecticut	3	Kansas	2	Nebraska	1	South Carolina	2
Delaware	1	Kentucky	3	New Jersey	7	Tennessee	4
District of Columbia	1	Massachusetts	3	New Mexico	1	Texas	17
Florida	5	Maryland	5	New York	8	Virginia	6
Georgia	4	Michigan	7	Ohio	8	Wisconsin	3
						Total	140

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

We believe that our material property holdings are suitable for our current operations and purposes. We intend to open five to seven new stores in 2019.

ITEM 3. LEGAL PROCEEDINGS

The Company is, from time to time, subject to claims and disputes arising in the normal course of business.  In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, the Company’s ultimate liability in connection with these matters is not expected to have a material adverse effect on the results of operations, financial position, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

None.

Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Stock Market under the symbol “TTS”.

As of February 22, 2019, we had approximately 129 holders of record of our common stock. This figure does not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

As of February 22, 2019, we had 52,921,546 shares of common stock outstanding. The last reported sales price for our common stock on February 22, 2019 was $6.14.

Dividends Paid Per Share

Date Paid	Amount
March 24, 2017	$0.05
May 16, 2017	$0.05
August 15, 2017	$0.05
November 14, 2017	$0.05
March 16, 2018	$0.05
May 11, 2018	$0.05
August 10, 2018	$0.05
November 9, 2018	$0.05

Prior to 2017, we did not pay dividends to our stockholders.  Our first dividend was paid on March 24, 2017. On February 19, 2019 we declared a $0.05 dividend to stockholders of record as of the close of business on March 4, 2019. This is our 9th consecutive quarterly dividend. The dividend will be paid on March 15, 2019.  We intend to continue to pay quarterly dividends in the future; however, we may suspend or change this program at any time and there can be no guarantee that we will continue to pay dividends in any specific amount or at any specific time.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
October 1, 2018 - October 31, 2018	30,622	(1)	$1.43	(1)	-	-
November 1, 2018 - November 30, 2018	14,454	(2)	1.65	(2)	-	-
December 1, 2018 - December 31, 2018	13,150	(3)	0.00	(3)	-	-
	58,226		$1.16		-	-
(1)

We withheld total of 6,547 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Incentive Plan (the “2012 Plan”).  We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. We repurchased the remaining 24,075 shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(2)

We withheld total of 3,633 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Plan. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.  We repurchased remaining 10,821 shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.
(3)

We repurchased these shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

Stock Performance Graph

The graph and table below present our cumulative total stockholder returns relative to the performance of the S&P SmallCap 600 and the Dow Jones U.S. Furnishings Index for the period commencing December 31, 2014 and ending December 31, 2018, the last trading day of fiscal year 2018. The comparison assumes $100 invested at the close of trading on December 31, 2013 in (i) our common stock, (ii) the stocks comprising the S&P SmallCap 600, and (iii) the stocks comprising the Dow Jones U.S. Furnishings Index. All values assume that all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end amounts based on the last trading day in each fiscal quarter. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

	Tile Shop Holdings, Inc.	S&P Small Cap 600	Dow Jones U.S. Furnishings Index
December 31, 2013	$100.00	$100.00	$100.00
December 31, 2014	$49.14	$104.44	$112.97
December 31, 2015	$90.76	$100.93	$124.17
December 31, 2016	$108.19	$125.91	$137.39
December 31, 2017	$53.90	$140.68	$157.31
December 31, 2018	$31.70	$126.96	$88.98

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from (i) our audited financial statements included elsewhere in this report as of December 31, 2018 and 2017 and for the years ended December 31, 2018,  2017, and 2016 and (ii) our audited financial statements not included elsewhere in this report as of December 31, 2016,  2015, and 2014 and for the years ended December 31, 2015 and 2014. The following selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	As of December 31, or for the year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share)
Statement of Income Data
Net sales	$357,254	$344,600	$324,157	$292,987	$257,192
Cost of sales	105,915	108,378	97,261	89,377	78,300
Gross profit	251,339	236,222	226,896	203,610	178,892
Selling, general and administrative expenses	233,201	210,376	193,983	174,384	157,316
Income from operations	18,138	25,846	32,913	29,226	21,576
Interest expense	(2,690)	(1,857)	(1,715)	(2,584)	(3,141)
Other income (expense)	152	170	141	130	(506)
Income before income taxes	15,600	24,159	31,339	26,772	17,929
Provision for income taxes	(5,158)	(13,340)	(12,876)	(11,076)	(7,382)
Net income	$10,442	$10,819	$18,463	$15,696	$10,547
Earnings per share	$0.20	$0.21	$0.36	$0.31	$0.21
Weighted average shares outstanding (diluted)	52,089	51,928	51,880	51,305	51,030
Balance Sheet Data
Cash and cash equivalents	$5,557	$6,621	$6,067	$10,330	$5,759
Inventories	110,095	85,259	74,295	69,878	68,857
Total assets	297,630	270,725	265,273	245,007	252,190
Total debt and capital lease obligations, including current maturities(1)	53,576	27,712	29,208	56,812	93,264
Total stockholders' equity	146,347	143,874	138,899	115,201	93,695
Working capital	79,774	43,525	36,013	47,497	52,468
Cash Flow Data
Net cash provided by operating activities	$18,170	$45,691	$53,552	$60,264	$47,201
Net cash used in investing activities	(34,143)	(40,549)	(27,252)	(18,994)	(40,552)
Net cash provided by (used in) financing activities	14,931	(10,620)	(23,866)	(36,688)	(2,651)
Other Selected Financial Data (unaudited)
Adjusted EBITDA(2)	$49,355	$55,411	$60,429	$57,137	$45,612
Adjusted EBITDA margin(2)	13.8%	16.1%	18.6%	19.5%	17.7%
Gross margin rate(3)	70.4%	68.5%	70.0%	69.5%	69.6%
Operating income margin(4)	5.1%	7.5%	10.2%	10.0%	8.4%
Same stores sales growth (decline)(5)	(0.6)%	0.5%	7.6%	7.4%	(0.4)%
Stores open at end of period	140	138	123	114	107

(1)

Amounts as of December 31, 2018,  2017,  2016, and 2015 consist of total debt and capital lease obligations, including current maturities, net of debt issuance costs.  Amounts as of December 31, 2014 include total debt and capital lease obligations, including current maturities.

(2)

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and adjusting for interest expense, income taxes, depreciation and amortization, and stock based compensation expense. Prior to 2018, we also adjusted for special charges, including equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the years ended December 31, 2014 through December 31, 2017 to conform to the current presentation. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation and for budgeting and planning purposes. These measures are used in monthly financial reports prepared for management and our Board of Directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

(3)	Gross margin rate is gross profit divided by net sales.
(4)	Operating income margin is income from operations divided by net sales.
(5)

Same store sales growth (decline) is the percentage change in sales of comparable stores period-over-period. A store is considered comparable on the first day of the 13th full month of operation. When a store is relocated, it is excluded from the same stores sales growth calculation. Same store sales growth (decline) amounts include total charges to customers less any actual returns. Beginning in 2015, we include the change in the allowance for anticipated sales returns applicable to comparable stores in the same store sales calculation. Prior to 2015, we did not include estimated return provisions or sale allowances in the same store sales calculation, as return reserves were calculated on a consolidated level. Same store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses.

Reconciliation of Non-GAAP Adjusted EBITDA to GAAP Net Income

The reconciliation of Adjusted EBITDA to net income for the years ended December 31, 2014 through December 31, 2018 is as follows:

	Years Ended December 31,
	2018	2017(1)	2016(1)	2015(1)	2014(1)
	(in thousands)
Net income	$10,442	$10,819	$18,463	$15,696	$10,547
Interest expense	2,690	1,857	1,715	2,584	3,141
Income taxes	5,158	13,340	12,876	11,076	7,382
Depreciation & amortization	28,396	26,239	23,042	22,236	19,925
Stock based compensation	2,669	3,156	4,333	5,545	4,617
Adjusted EBITDA	$49,355	$55,411	$60,429	$57,137	$45,612

(1)

Prior to 2018, we also adjusted for special charges, including equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the years ended December 31, 2014 through December 31, 2017 to conform to the current presentation.

Adjusted EBITDA as a percentage of net sales for the years ended December 31, 2014 through December 31, 2018 is as follows:

	Years Ended December 31,
	2018(2)	2017(1)(2)	2016(1)	2015(1)(2)	2014(1)
	% of net sales
Net income	2.9%	3.1%	5.7%	5.4%	4.1%
Interest expense	0.8	0.5	0.5	0.9	1.2
Income taxes	1.4	3.9	4.0	3.8	2.9
Depreciation & amortization	7.9	7.6	7.1	7.6	7.7
Stock based compensation	0.7	0.9	1.3	1.9	1.8
Adjusted EBITDA	13.8%	16.1%	18.6%	19.5%	17.7%

(1)

Prior to 2018, we also adjusted for special charges, including equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the years ended December 31, 2014 through December 31, 2017 to conform to the current presentation.

(2)	Amounts do not foot due to rounding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than is included in the following discussion. This report contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions, although some forward-looking statements are expressed differently. The forward-looking statements in this report relate to, among other things, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; our strategic plan and the anticipated benefits of our strategic plan; our intended future process for determining and assessing compensation; our expectations for the future use of equity incentive plans; our expectations regarding financing arrangements; our expectations with respect to dividend payments; supply costs and expectations, including the continued availability of sufficient products from our suppliers; costs and adequacy of insurance; our expectations with respect to ongoing compliance with the terms of our credit facility; the effect of regulations on us and our industry and our compliance with such regulations; our expectations regarding the effects of employee recruiting, training, mentoring, and retention; and our expectations regarding the impact of federal corporate tax reform.

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

There is no assurance that our expectations will be realized. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated, or projected. Such risks and uncertainties also include those set forth in Item 1A, “Risk Factors,” of this report. Our forward-looking statements speak only as of the time that they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason.

Overview

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of December 31, 2018, we operated 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,200 square feet.

We purchase our tile products and accessories directly from suppliers and manufacture our own setting and maintenance materials, such as thinset, grout, and sealers. We believe that our long-term supplier relationships, together with our design, and manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and professionals, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources, and we believe that we are a leading retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States.

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened two new stores in 2018, and plan to open five to seven stores in 2019. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect comparable store sales growth and store unit growth will drive profitability and operational efficiencies.

The table below sets forth information about our net sales, operating income and stores opened from 2016 to 2018.

	For the year ended December 31,
	2018	2017	2016
	(in thousands, except store data)
Net sales	$357,254	$344,600	$324,157
Income from operations	$18,138	$25,846	$32,913
Net cash provided by operating activities	$18,170	$45,691	$53,552
New stores opened during period	2	15	9

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

Comparable store sales growth is the percentage change in sales of comparable stores period-over-period. A store is considered comparable on the first day of the 13th full month of operation. When a store is relocated, it is excluded from the comparable stores sales growth calculation. Comparable store sales growth amounts include total charges to customers less any actual returns. We include the change in allowance for anticipated sales returns applicable to comparable stores in the comparable store sales calculation.

Cost of Sales –  Cost of sales consists primarily of material costs, freight, custom and duty fees, and storage and delivery of product to the customers, as well as physical inventory losses and costs associated with manufacturing of setting and maintenance materials.

Gross Profit –  Gross profit is net sales less cost of sales. Gross margin rate is the percentage determined by dividing gross profit by net sales.

Selling, General and Administrative Expenses –  Selling, general and administrative expenses consists primarily of compensation costs, occupancy, utilities, maintenance costs, advertising cost, shipping and transportation expenses to move inventory from our distribution centers to our stores, and depreciation and amortization.

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

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and adjusting for interest expense, income taxes, depreciation and amortization, and stock based compensation expense.

We believe that this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP measure to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. This measure is used in monthly financial reports prepared for management and our Board of Directors. We believe that the use of this non-GAAP financial measure provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present  a similar non-GAAP financial measure to investors.

The reconciliation of Adjusted EBITDA to net income for the years ended December 31, 2014 through December 31, 2018 is as follows:

	Years Ended December 31,
	2018	2017(1)	2016(1)	2015(1)	2014(1)
	(in thousands)
Net income	$10,442	$10,819	$18,463	$15,696	$10,547
Interest expense	2,690	1,857	1,715	2,584	3,141
Income taxes	5,158	13,340	12,876	11,076	7,382
Depreciation & amortization	28,396	26,239	23,042	22,236	19,925
Stock based compensation	2,669	3,156	4,333	5,545	4,617
Adjusted EBITDA	$49,355	$55,411	$60,429	$57,137	$45,612

(1)

Prior to 2018, we also adjusted for special charges, which consisted of equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the years ended December 31, 2014 through December 31, 2017 to conform to the current presentation.

Adjusted EBITDA as a percentage of net sales for the years ended December 31, 2014 through December 31, 2018 is as follows:

	Years Ended December 31,
	2018(2)	2017(1)(2)	2016(1)	2015(1)(2)	2014(1)
	% of net sales
Net income	2.9%	3.1%	5.7%	5.4%	4.1%
Interest expense	0.8	0.5	0.5	0.9	1.2
Income taxes	1.4	3.9	4.0	3.8	2.9
Depreciation & amortization	7.9	7.6	7.1	7.6	7.7
Stock based compensation	0.7	0.9	1.3	1.9	1.8
Adjusted EBITDA	13.8%	16.1%	18.6%	19.5%	17.7%

(1)

Prior to 2018, we also adjusted for special charges, which consisted of equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the years ended December 31, 2014 through December 31, 2017 to conform to the current presentation.

(2)	Amounts do not foot due to rounding.

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

($ in thousands)	December 31,
	2018(1)	2017(1)
Income from operations	$18,138	$25,846

Total Assets	288,722	264,503
Less: Accounts payable	(27,785)	(24,281)
Less: Income tax payable	(111)	(818)
Less: Other accrued liabilities	(27,269)	(23,720)
Less: Deferred rent	(42,974)	(39,739)
Less: Other long-term liabilities	(4,091)	(5,160)
Capital Employed	186,492	170,785

Pretax Return on Capital Employed	9.7%	15.1%

(1)

Income statement accounts represent the activity for the fiscal year ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

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

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

	2018	% of sales	2017	% of sales
	(in thousands)
Net sales	$357,254	100.0%	$344,600	100.0%
Cost of sales	105,915	29.6%	108,378	31.5%
Gross profit	251,339	70.4%	236,222	68.5%
Selling, general and administrative expenses	233,201	65.3%	210,376	61.0%
Income from operations	18,138	5.1%	25,846	7.5%
Interest expense	(2,690)	(0.8)%	(1,857)	(0.5)%
Other income	152	0.0%	170	0.0%
Income before income taxes	15,600	4.4%	24,159	7.0%
Provision for income taxes	(5,158)	(1.4)%	(13,340)	(3.9)%
Net income	$10,442	2.9%	$10,819	3.1%

Net Sales – Net sales for fiscal year 2018 increased $12.7 million, or 3.7%, over fiscal year 2017, primarily due to a $14.8 million increase in net sales from new stores not included in the comparable store base, partially offset by a decrease of $2.1 million in net sales generated by comparable stores. Comparable store sales declined 0.6% for fiscal year 2018, compared to a comparable store sales growth of 0.5% for fiscal year 2017. The decrease in net sales at comparable stores was primarily attributable to weaker store traffic, which was caused in part by our shift in promotional strategy. Net sales for the fourth quarter of fiscal year 2018 increased $5.4 million, or 6.8%, over the fourth quarter of fiscal year 2017, primarily due to comparable store sales growth of 5.0% during the fourth quarter of fiscal year 2018. The increase in sales at comparable stores for the fourth quarter of fiscal year 2018 is attributable to an increase in the average order value due to decreased promotional activity and an increase in the average selling price of products added to our assortment over the last twelve months.

Gross Profit – Gross profit increased $15.1 million, or 6.4%, for fiscal year 2018 compared to fiscal year 2017. The gross margin rate was 70.4% and 68.5% for fiscal years 2018 and 2017, respectively. Gross profit increased $6.5 million in the fourth quarter of fiscal year 2018 compared to the fourth quarter of fiscal year 2017. The gross margin rate was 70.3% and 66.8% during the fourth quarter of fiscal years 2018 and 2017, respectively.  The increase in gross profit for the year and the fourth quarter was attributable to the increase in sales and the gross margin rate.  The improvement in the gross margin rate for the year and the fourth quarter was primarily due to decreased promotional activity.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased $22.8 million, or 10.8%, in fiscal year 2018 compared to fiscal year 2017.  The $22.8 million increase was primarily due to an increase in variable selling expenses and $8.6 million of planned strategic investments for store and distribution center compensation, regional sales leadership, pro market managers, and developing customer relationship management capabilities.   Selling, general and administrative expenses increased $2.1 million, or 3.8%, from $56.1 million in the fourth quarter of fiscal year 2017 to $58.3 million in the fourth quarter of fiscal year 2018.  The $2.1 million increase was primarily due to $1.7 million in investments in the previously mentioned strategic initiatives.

Pre-opening Costs –During fiscal years 2018 and 2017, we recorded pre-opening costs of $0.1 million and $1.7 million, respectively. The decrease in pre-opening costs was due to a decrease in the number of new store openings in 2018.

Income from Operations – Income from operations decreased by $7.7 million, or 29.8%, for fiscal year 2018 compared to fiscal year 2017. The decrease is attributable to an increase in selling, general and administrative expenses, partially offset by an increase in gross profit. Operating income margin decreased to 5.1% for fiscal year 2018, compared to 7.5% for fiscal year 2017 due to increased selling, general and administrative expenses that outpaced sales growth and a higher gross margin rate.

Interest Expense – Interest expense increased $0.8 million, or 44.9%, for fiscal year 2018 compared to the fiscal year 2017. The increase is due to an increase in the interest rates and an increase in our average debt balance during fiscal year 2018.

Provision for Income Taxes – The income tax provision decreased $8.2 million for fiscal year 2018 compared to fiscal year 2017.  Our effective tax rate was 33.1% in 2018 and 55.2% in 2017.  The decrease in the effective tax rate is primarily attributable to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which reduced the U.S federal statutory tax rate from 35% in 2017 to 21% in 2018.  Income tax expense in the fourth quarter of fiscal year 2017 also included a $4.6 million charge to reduce the value of our deferred tax assets in accordance with the Tax Act.  Income tax expense in fiscal year 2018 includes $1.2 million of stock based compensation tax shortfall charges.

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

Net Sales –  Net sales for fiscal year 2017 increased $20.4 million, or 6.3%, over fiscal year 2016, primarily due to an increase in net sales generated by 15 stores opened in 2017 and a comparable store sales increase of 0.5%. Net sales for the 15 new stores open less than twelve months were $18.8 million during fiscal year 2017. Comparable store sales increased $1.6 million for fiscal year 2017 due to an increase in the average order value, which was partially offset by a modest decline in traffic. Net sales for the fourth quarter of fiscal year 2017 increased $2.0 million, or 2.6%, over the fourth quarter of fiscal year 2016, primarily due to sales from stores not included in the comparable store base, offset by a comparable store sales decrease of 4.9%. Traffic weakened during the fourth quarter of fiscal year 2017.

Gross Profit –  Gross profit increased $9.3 million, or 4.1%, for fiscal year 2017 compared to fiscal year 2016,  primarily due to the increase in net sales. The gross margin rate decreased to 68.5% in fiscal year 2017 from 70.0% for fiscal year 2016.  The gross margin rate decline for fiscal year 2017 was driven primarily by promotions and competitive pricing activity and product mix changes. Gross profit decreased $0.8 million in the fourth quarter of fiscal year 2017 compared to the fourth quarter of fiscal year 2016. The decrease in gross profit is primarily due to a decrease in the gross margin rate from 69.6% to 66.8% during the fourth quarter of fiscal years 2016 and 2017, respectively. The gross margin rate decline for the fourth quarter was driven primarily by promotions and competitive pricing activity tied to orders initiated during third quarter that were closed in the fourth quarter and orders generated over the Black Friday weekend. Inventory control costs and product mix changes also contributed to the decrease in gross margin for the quarter.

Selling, General and Administrative Expenses –  Selling, general and administrative expenses increased $16.4 million, or 8.5%, in fiscal year 2017 compared to fiscal year 2016.  Selling, general and administrative expenses as a percentage of net sales increased to 61.0% in fiscal year 2017 from 59.8% for the fiscal year 2016.  The primary driver for the selling, general and administrative expenses increase was the costs associated with opening and operating 15 new stores in 2017, including a $9.7 million increase in occupancy expenses,  a $4.2 million increase in compensation expenses,  a $2.6 million increase in advertising expenses and a $0.9 million increase in transportation expenses. Additionally, we recorded asset impairment charges of $1.1 million during fiscal year 2017.  No asset impairment charges were recognized in fiscal year 2016.

Selling, general and administrative expenses include special charges of $1.8 million and $7.6 million for fiscal years 2017 and 2016, respectively, which consist of litigation expenses.

Pre-opening Costs –During fiscal years 2017 and 2016, we recorded pre-opening costs of $1.7 million and $0.9 million, respectively. The increase in pre-opening costs was due to an increase in the number of new store openings in fiscal year 2017.

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

Interest Expense –  Interest expense increased $0.1 million, or 8.3%, for fiscal year 2017 compared to fiscal year 2016. The increase is due to an increase in the interest rates during fiscal year 2017.

Provision for Income Taxes –  The income tax provision increased $0.5 million for fiscal year 2017 compared to fiscal year 2016.  Our effective tax rate was 55.2% in 2017 and 41.1% in 2016.  The increase in tax expense and our overall tax rate was primarily due to a $4.6 million charge taken during the fourth quarter of fiscal year 2017 to reduce the value of our deferred tax assets in accordance with the Tax Act. The increase in tax expense was partially offset by lower income before income taxes.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $5.6 million of cash and cash equivalents at December 31, 2018, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, and general corporate purposes. We intend to continue our regular quarterly dividend, which will enable us to return excess cash to stockholders. Future dividend payments are subject to the approval of the Board of Directors each quarter.

On September 18, 2018, we and our operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides us with a senior credit facility consisting of a $100 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a rate of adjusted LIBOR plus 1.75% and may bear interest in a range between adjusted LIBOR plus 1.50% to adjusted LIBOR plus 2.25%, depending on The Tile Shop’s consolidated total rent adjusted leverage ratio. At December 31, 2018, the base interest rate was 6.25% and the LIBOR-based interest rate was 4.52%.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios.  We were in compliance with the covenants as of December 31, 2018.

We drew on the line of credit pursuant to the Credit Agreement to refinance our prior term loan and revolving line of credit, including all interest outstanding under our prior credit facility, as well as to pay $0.4 million in debt issuance costs in connection with the Credit Agreement. Debt issuance costs are classified as other current assets and other assets on the consolidated balance sheet and amortized on a straight line basis over the life of the Credit Agreement.  We recorded a $0.1 million charge in interest expense to write-off certain unamortized deferred financing fees associated with the prior credit facility as of the date of the payoff. Borrowings outstanding consisted $53.0 million on the revolving line of credit as of December 31, 2018.  We also have standby letters of credit outstanding related to our workers compensation and medical insurance policies. As of December 31, 2018 and 2017, the standby letters of credit totaled $1.1 million. There was $45.9 million available for borrowing on the revolving line of credit as of December 31, 2018, which may be used to support our growth and for working capital purposes.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital Expenditures

The following table summarizes our capital expenditures for the fiscal years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(in millions)
New store building and existing store remodels	$25.3	$26.2	$16.2
Information technology infrastructure	7.2	7.1	6.9
Distribution and manufacturing facilities	2.6	3.1	4.2
General corporate	0.2	4.2	-
	$35.3	$40.6	$27.3

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. We intend to open five to seven stores during 2019. Total capital expenditures are expected to be approximately  $25 million in fiscal year 2019.

Cash Flows

The following table summarizes our cash flow for the years ended December 31, 2018,  2017 and 2016.

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$18,170	$45,691	$53,552
Net cash used in investing activities	(34,143)	(40,549)	(27,252)
Net cash provided by (used in) financing activities	14,931	(10,620)	(23,866)

Operating Activities

Cash flows from operating activities provide us with a significant source of liquidity. Net cash provided by operating activities was $18.2 million, $45.7 million, and $53.6 million in fiscal years 2018,  2017 and 2016, respectively. The decrease in operating cash flows in fiscal year 2018 compared to fiscal year 2017 was due to a $8.2 million decrease in accounts payable and a $24.8 million increase in inventory. The decrease in operating cash flows in fiscal year 2017 compared to fiscal year 2016 was due to  a $7.6 million decrease in net income,  an $11.0 million increase in inventory, and $9.5 million paid in connection with the settlement of shareholder litigation.

Investing Activities

Net cash used in investing activities was $34.1 million, $40.5 million and $27.3 million in fiscal years 2018,  2017 and 2016, respectively. Net cash used in investing activities in fiscal year 2018 was primarily for investing in new stores and store remodels, store merchandising, information technology included a new enterprise resource planning system, and our distribution centers, which included the expansion of our internal fleet. Net cash used in investing activities in fiscal year 2017 was primarily for capital purchases of store fixtures and equipment, building improvements and leasehold improvements for stores opened or remodeled, routine capital purchases of computer hardware and software, and investments in distribution centers.

Financing Activities

Net cash provided by (used in) financing activities was $14.9 million,  ($10.6 million) and  ($23.9 million) in fiscal years 2018,  2017 and 2016, respectively. Cash provided by financing activities during fiscal year 2018 included $129.1 million in advances on our revolving line of credit, which was partially offset by $103.3 million in payments of long-term debt and capital lease obligations and an aggregate of $10.4 million in dividends paid to stockholders. Cash used in financing activities during fiscal year 2017 was primarily for payments of long-term debt and capital lease obligations of $36.6 million and an aggregate of $10.4 million in dividends paid to stockholders, offset by net proceeds from long-term debt of $35.0 million. Cash used in financing activities during fiscal year 2016 was primarily for payments of long-term debt and capital lease obligations of $37.8 million, partially offset by net proceeds from long-term debt of $10.0 million.

Off-balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Arrangements

The following table summarizes certain of our contractual obligations at December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	5+ Years
	(in thousands)
Long-term debt, including principal and interest (1)	$66,176	$2,396	$4,791	$4,791	$54,198
Operating lease obligations (2)	562,967	35,247	71,515	72,025	384,180
Capital lease obligations (3)	736	215	431	90	-
Self-insurance (4)	2,155	1,232	619	191	113
Total contractual obligations	$632,034	$39,090	$77,356	$77,097	$438,491

(1)

Includes total interest of $13.2 million, comprised of $2.4 million of interest for the period of less than 1 year, $4.8 million of interest for the period of 1 – 3 years, $4.8 million of interest for the period of 4 – 5 years, and $1.2 million of interest for the period of 5+ years.

(2)	Includes the base or current renewal period for our operating leases through the end of the lease term, including assumed renewals.
(3)

Includes total interest of $0.2 million, comprised of $0.1 million of interest for the period of less than 1 year, $0.1 million of interest for the period of 1 – 3 years, $0.0 million of interest for the period of 4 – 5 years, and $0.0 million of interest for the period of 5+ years.

(4)	Self-insurance includes our employee health and workers’ compensation insurance policies.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. Our most critical accounting policies are summarized below. For further information on our critical and other significant accounting policies, see the notes to the consolidated financial statements appearing in Item 15, “Exhibits, Financial Statement Schedules,” in this report.

Recognition of Revenue

Revenues are recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration received in exchange for those goods or services. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales tax. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical returns. Our process to establish a sales return reserve contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future sales returns and exchanges. The customer may receive a refund or exchange the original product for a replacement of equal or similar quality for a period of six months from the time of original purchase. Products received back under this policy are reconditioned pursuant to state laws and resold. We believe our estimate for sales returns is an accurate reflection of future returns. Actual return trends have not varied significantly from estimated amounts in prior periods. However, if the nature of sales returns changes significantly, our sales could be adversely impacted.

Inventory Valuation and Shrinkage

Our inventory consists of manufactured items and purchased merchandise held for resale. Inventories are stated at the lower of cost (determined using the weighted-average cost method) or net realizable value. We capitalize the cost of inbound freight, duties, and receiving and handling costs to bring purchased materials into our distribution network. The labor and overhead costs incurred in connection with the production process are included in the value of manufactured finished goods. We provide provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. These estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sell through and changes in actual shrinkage trends. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate our inventory provisions. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation, which is amortized over the useful life of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease period (including expected renewal periods). Property, plant and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss is recognized when estimated undiscounted future cash flows from the operations and/or disposition of the assets are less than the carrying amount. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a final standard on revenue from contracts with customers. This new standard introduces a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard.  We adopted this standard as of January 1, 2018 using the modified retrospective transition method.  See Note 2 to our consolidated financial statements included in Item 15,  “Exhibits, Financial Statement Schedules,” of this report for further details.

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. We adopted the new standard as of March 31, 2018 using the retrospective transition method. Our restricted cash balance was $0.8 million as of December  31, 2018. Upon adopting the new standard, we no longer present the release of restricted cash as a financing cash inflow. Instead, restricted cash and long-term restricted cash balances will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows. In connection with the adoption of this standard, $6.0 million received from restricted cash accounts during the fiscal year ended December 31, 2017 that was previously presented as a financing cash inflow was reclassified to cash, cash equivalents and restricted cash balances in the Consolidated Statement of Cash Flows.  Additionally, our $6.7 million contribution to the NMTC fund, the $1.9 million received from restricted cash accounts, and the $1.3 million of closing costs incurred in connection with this transaction during the fiscal year ended December 31, 2016 that were previously presented financing cash flows were reclassified to cash, cash equivalents and restricted cash balances.  Contributions made by U.S. Bank Community, LLC to new market tax credit fund totaling $3.2 million during the fiscal year ended December 31, 2016 that were previously not considered financing cash inflows as they related to restricted cash are now classified as financing cash inflows.  See Note 12 for further discussion surrounding New Market Tax Credits.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance heet.  The accounting standards update also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.

We will adopt the new standard effective January 1, 2019 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.

The standard provides a number of optional practical expedients in transition.  We will elect the package of three practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification.  We will also elect to apply the hindsight practical expedient.  We will not separate nonlease components from lease components by class of underlying assets where appropriate and we will not apply the recognition requirements of the standard to short-term leases, as allowed by the standard.

Upon adopting the new standard, we expect the most significant impact to the financial statements will be the recognition of right of use assets of approximately $142 million to $147 million and lease liabilities of $165 million to $170 million as of January 1, 2019.  We will also adjust the useful life of certain leasehold improvements in the event the application of the hindsight practical expedient results in a change in the expected lease term.  We expect that the change in the useful life assigned to certain leasehold improvements will result in a $14 million to $17 million reduction in fixed assets.  The adoption of the new standard is not expected to have a material impact on net income or cash flows. We are in the process of finalizing our discount rate analysis.

In June 2016, the FASB issued a final standard on accounting for credit losses. The new standard is effective for us in fiscal 2020 and requires a change in credit loss calculations using the expected loss method. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include inflation, interest rate risk, and credit concentration risk.

Inflation

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of revenues if the selling prices of our products do not increase with these increased costs.

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operation. We are also exposed to interest rate risk in connection with borrowings under our credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25%, depending on our leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our leverage ratio. The base rate was 6.25% at December 31, 2018. Based upon balances and interest rates as of December 31, 2018, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.5 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.5 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our subsidiary based in China and on the purchase of goods in Chinese yuan. Purchases made in Chinese yuan were less than 15% of our total inventory purchases in both 2018 and 2017. Our exposure to foreign currency rate fluctuations is not significant to our financial condition or results of operations.

We currently do not engage in any exchange rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in these transactions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the reports of our independent registered public accounting firm, listed under Item 15, “Exhibits, Financial Statement Schedules,” are included as a separate section of this report beginning on page 55 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the period covered by this report and concluded that our disclosure controls and procedures were effective as of the period covered by this report. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (“COSO”). Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Ernst & Young, LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2018. See Item 8, “Consolidated Financial Statements and Supplementary Data” of this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The following table provides information about our executive officers, including their ages, as of the date of this report.

Name	Age	Position
Cabell H. Lolmaugh	40	Chief Executive Officer and President, Director
Kirk L. Geadelmann	50	Chief Financial Officer

Cabell H. Lolmaugh has been our Chief Executive Officer and President and a member of our Board of Directors since January 1, 2019. From February 2018 through December 2018, Mr. Lolmaugh was our Senior Vice President and Chief Operating Officer. Mr. Lolmaugh previously served as our Vice President, Retail Stores from October 2017 until February 2018,  as our Director-Talent Development, leading our store training programs and strategy, from January 2016 until October 2017, and as our Director of Pro Services, leading our professional customer strategy, from July 2014 through January 2016. Mr. Lolmaugh served in numerous key roles at a store level from January 2002 through July 2014. Prior to joining us, Mr. Lolmaugh served in the United States Marine Corps.

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

Board of Directors

The following table provides information about the members of our Board of Directors (the “Board”), including their ages, as of the date hereof.

Name	Age	Position
Class I Directors:
Peter J. Jacullo III(1)(2)	64	Director
Cabell H. Lolmaugh	40	Chief Executive Officer and President; Director
Class II Directors:
Peter H. Kamin(1)(3)	57	Director; Chairman of the Board
Todd Krasnow(2)(3)	62	Director
Philip B. Livingston(1)	61	Director
Class III Directors:
Christopher T. Cook(3)	50	Director
Robert A. Rucker	66	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Cabell H. Lolmaugh has been our Chief Executive Officer and President and a member of our Board of Directors since January 1, 2019. From February 2018 through December 2018, Mr. Lolmaugh was our Senior Vice President and Chief Operating Officer. Mr. Lolmaugh previously served as our Vice President, Retail Stores from October 2017 until February 2018, as our Director-Talent Development, leading our store training programs and strategy, from January 2016 until October 2017, and as our Director of Pro Services, leading our professional customer strategy, from July 2014 through January 2016. Mr. Lolmaugh served in numerous key roles at a store level from January 2002 through July 2014. Prior to joining us, Mr. Lolmaugh served in the United States Marine Corps.

Peter H. Kamin has served as a member of our Board since August 2012. Previously, Mr. Kamin served as a member of The Tile Shop’s board of managers from January 2012 to August 2012. Mr. Kamin is the founder of 3K Limited Partnership, a family limited partnership, and has served as its Managing Partner since January 2012. For the eleven years preceding the formation of 3K Limited Partnership, Mr. Kamin was a founding member and Managing Partner of ValueAct Capital. ValueAct Capital grew into a leading investment management organization during Mr. Kamin’s tenure. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P. Peak was a limited partnership, organized to make investments in a select number of domestic public and private companies. Since May 2012, Mr. Kamin has been a director and member of the governance committee of MAM Software Group, Inc., a publicly-traded provider of business automation and ecommerce solutions for the automotive aftermarket. Mr. Kamin is also a director of several privately-held companies. Mr. Kamin previously served as a director of Ambassadors Group, Inc. from May 2012 to September 2015 and of Rand Worldwide, Inc. from April 2012 to June 2015, as well as previously serving as a director of several privately held companies. Mr. Kamin holds a B.A. in Economics from Tufts University and an M.B.A. from the Harvard University Graduate School of Business. Mr. Kamin is a trustee of Tufts University. We believe that Mr. Kamin is qualified to serve on our Board due to his significant experience as a director of publicly-traded companies and his substantial experience as an investor.

Todd Krasnow has served as a member of our Board since August 2012. Previously, Mr. Krasnow served as a member of The Tile Shop’s board of managers from January 2012 to August 2012. Mr. Krasnow has served as the president of Cobbs Capital, Inc., a private consulting company, since January 2005, and previously served as marketing domain expert with Highland Consumer Fund, a venture capital firm from June 2007 to September 2017. Mr. Krasnow is currently an operating partner of Porchlight Equity, the successor firm to Highland Consumer Fund, and has served in such capacity since September 2017. Previously, Mr. Krasnow was the chairman of Zoots, Inc., a dry cleaning company from June 2003 to January 2008 and chief executive officer of Zoots, Inc. from February 1998 to June 2003. He served as the executive vice president of sales and marketing of Staples, Inc. from May 1993 to January 1998 and in other sales and marketing positions for Staples, Inc. from March 1986 to May 1993. Mr. Krasnow is a director of Carbonite, Inc., a leading cloud back-up and recovery company, and is chairman of Carbonite’s compensation committee. Mr. Krasnow is also a director of Ecentria Group, a privately-held online marketer of optical, outdoor, and camping gear, and Bakkavor Group plc, a UK-based, publicly-traded maker of fresh prepared meals. Mr. Krasnow holds an M.B.A. from the Harvard University Graduate School of Business and an A.B. in Chemistry from Cornell University. We believe that Mr. Krasnow is qualified to serve on our Board due to his operating and management experience and his expertise in sales and marketing.

Philip B. Livingston has served as a member of our Board since August 2016. Since June 2017, Mr. Livingston has been Managing Director of 3K Limited Partnership, a private investment firm. From March 2016 to August 2016, Mr. Livingston served as part-time Chief Operating Officer of UASUSA, LLC, a manufacturer of unmanned aircraft systems based in Longmont, Colorado. Mr. Livingston served as Chief Executive Officer of Ambassadors Group, Inc., a provider of educational travel experiences and online educational research materials, from May 2014 to October 2015. Prior to joining Ambassadors Group, Mr. Livingston served as Chief Executive Officer of LexisNexis Web Based Marketing Solutions, a provider of software applications and marketing services for the legal industry, until October 2013. He joined LexisNexis in April 2009 as Senior Vice President of Practice Management and served in executive management positions from April 2009 to October 2013. Previously, Mr. Livingston served as Chief Financial Officer for a number of companies, including World Wrestling Entertainment, Inc., from 2003 to 2005, Catalina Marketing Corporation, from 1995 to 1998, and Celestial Seasonings, Inc., from 1993 to 1995.  From 1999 to 2003, he served as President of Financial Executives International, one of the leading professional associations of chief financial officers and controllers. In that role, he led the organization’s support of regulatory and corporate governance reforms culminating in the Sarbanes-Oxley Act. Mr. Livingston has served as a director of Rand Worldwide, Inc., an operator of technology and professional services providers to the engineering community, since November 2014, and of Ambassadors Group since May 2014. He previously served as a director of SITO Mobile Ltd., a mobile advertising company, from November 2014 to February 2016 and Nexsan Technologies, Inc., a provider of secondary storage devices and archival compliance software that was acquired by Imation Corp., from 2007 to December 2012.  He is a current member of the National Association of Corporate Directors and the American Institute of CPAs (AICPA). Mr. Livingston earned a B.A. in Business Management and a B.S. in Government and Politics from the University of Maryland and an M.B.A. in Finance and Accounting from the University of California, Berkeley. We believe that Mr. Livingston is qualified to serve on our Board due to his significant experience in business and finance and his substantial experience as a director of a variety of public and private companies.

Christopher T. Cook has served as a member of our Board since September 2014. Mr. Cook founded Sleep Experts, a Texas chain of mattress retail stores, and served as its Chief Executive Officer from 2004 until its acquisition by Mattress Firm in April 2014. Mr. Cook continued to serve as a strategy consultant to the Mattress Firm executive team until April 2016. Mr. Cook was also on the founding team of SiteStuff, a venture-backed e-commerce company and served as its Executive Vice President of Business Development until 2003. He currently serves as a director of Mattress Firm and of Peerless Events and Tents, LLC, as well as an advisor to the Family Place of Dallas. He is currently a member of the Young Presidents’ Organization. Mr. Cook has a B.B.A. in Finance from SMU Cox School of Business in Dallas, Texas. We believe that Mr. Cook is qualified to serve on our Board due to his in-depth involvement in founding and leading a company in the consumer retail industry and his experience creating scalable sales culture and scalable systems.

Robert A. Rucker founded The Tile Shop in 1985. He has served as a member of our Board since June 2012 and was our interim Chief Executive Officer and President from October 2017 until December 2018.  Mr. Rucker currently serves as a consultant to the Company. Mr. Rucker also served as our Chief Executive Officer and President from June 2012 until December 2014, as an employee from January 1, 2015 through July 31, 2015 and as a consultant from August 1, 2015 through December 31, 2015. Previously, Mr. Rucker served as The Tile Shop’s Chief Executive Officer and President and as a member of its board of managers. Mr. Rucker holds a B.E.S. in Psychology and History from the University of Minnesota.

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

Our directors are divided among the three classes as follows:

•	The Class I directors are Messrs. Jacullo and Lolmaugh, with terms expiring at the annual meeting of stockholders to be held in 2019;
•	The Class II directors are Messrs. Kamin, Krasnow and Livingston, with terms expiring at the annual meeting of stockholders to be held in 2020; and
•	The Class III directors are Messrs. Cook and Rucker, with terms expiring at the annual meeting of stockholders to be held in 2021.

Our Board met five times between January 1, 2018 and December 31, 2018. Each director attended at least 75% of the meetings of the Board and of any committee of the Board on which such director served that were held between January 1, 2018 and December 31, 2018.

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

To our knowledge, based on a review of the copies of such reports furnished to us, our executive officers, directors and greater than ten percent stockholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2018.

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

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process, the audit of our financial statements, the audit of internal controls over financial reporting and other information included in documents containing the audited financial statements. Among other matters, the Audit Committee evaluates our independent auditor’s qualifications and independence (as required under Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 1301, Communications with Audit Committees), receives from the independent auditor written disclosures regarding the auditor’s independence required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and discusses with the independent auditor, the independent auditor’s independence. The Audit Committee also determines the engagement, retention, and compensation of the independent auditor; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent auditor the results of the annual audit and the review of our quarterly financial statements, including the disclosures in our annual and quarterly reports to be filed with the SEC; assesses the performance of the independent auditor; approves the retention of the independent auditor to perform any proposed permissible non-audit services; reviews our risk assessment and risk management processes; establishes procedures for receiving, retaining, and investigating complaints received by us regarding accounting, internal accounting controls, or audit matters; monitors the rotation of partners of the independent auditor on our engagement team as required by law; reviews our critical accounting policies and estimates; and oversees any internal audit function. Additionally, the Audit Committee oversees compliance with the Code of Business Conduct and Ethics, including the compliance work of our Compliance Officer; reviews and approves related person transactions; and reviews and evaluates, on an annual basis, the Audit Committee charter and performance. Our independent registered public accounting firm and management each periodically meet privately with our Audit Committee.

The Audit Committee has recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for filing with the SEC.

The current members of our Audit Committee are Messrs. Jacullo, Kamin, and Livingston, with Mr. Livingston serving as the chair. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Mr. Livingston is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. A description of Mr. Livingston’s experience is set forth above under “Directors.” Messrs. Jacullo, Kamin, and Livingston are independent directors as defined under the applicable rules and regulations of the SEC, Nasdaq and PCAOB. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq, which is available on the “Investor Relations” section of our website, http://investors.tileshop.com, under the “Governance Documents” heading. The Audit Committee met ten times between January 1, 2018 and December 31, 2018.

Compensation Committee

Our Compensation Committee reviews and recommends policies relating to compensation and benefits of our executive officers and employees and oversees our regulatory compliance with respect to compensation matters. The Compensation Committee annually reviews and approves corporate goals and objectives relevant to compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and sets the compensation of these officers based on such evaluations. The Compensation Committee also reviews and makes recommendations to the Board with respect to director compensation and administers the issuance of stock options, restricted stock and other awards under our equity compensation plans. The Compensation Committee reviews and prepares the necessary compensation disclosures required by the SEC. Additionally, the Compensation Committee reviews and evaluates, on an annual basis, the Compensation Committee charter and performance.

The current members of our Compensation Committee are Messrs. Jacullo and Krasnow, with Mr. Krasnow serving as the chair. All of the members of our Compensation Committee are independent under the applicable rules and regulations of the SEC and Nasdaq. The Compensation Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq, which is available on the “Investor Relations” section of our website, http://investors.tileshop.com, under the “Governance Documents” heading. The Compensation Committee met six times between January 1, 2018 and December 31, 2018.

The Compensation Committee may approve executive compensation arrangements or, in its discretion, may recommend such matters to the full Board for approval. All executive compensation is based on assessments of executive performance, which are prepared by the Compensation Committee and submitted to the full Board for review and discussion. All Compensation Committee recommendations regarding director compensation are subject to approval by the full Board. Pursuant to its charter, the Compensation Committee may delegate any of its responsibilities to a subcommittee comprised of one or more members of the Compensation Committee; provided that the Compensation Committee is not permitted to delegate its responsibilities with respect to any executive compensation arrangements intended to be exempt from Section 16(b) under the Exchange Act by virtue of such arrangements being approved by a committee of “non-employee directors.”

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

The current members of our Governance Committee are Messrs. Cook, Kamin and Krasnow, with Mr. Cook serving as the chair. All of the members of our Governance Committee are independent under the applicable rules and regulations of Nasdaq. The Governance Committee operates under a written charter, which is available on the “Investor Relations” section of our website, http://investors.tileshop.com, under the “Governance Documents” heading. The Governance Committee met four times between January 1, 2018 and December 31, 2018.

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

To nominate a director for the 2019 Annual Meeting, stockholders must submit such nomination in writing to our Secretary at 14000 Carlson Parkway, Plymouth, Minnesota 55441 no later than the close of business on April  11, 2019, nor earlier than the close of business on March 12, 2019. You are advised to review our Bylaws for requirements relating to director nominees.

STOCKHOLDER PROPOSALS FOR 2019 ANNUAL MEETING AND 2020 ANNUAL MEETING

In order to have been considered for inclusion in this year’s proxy statement, stockholder proposals must have been submitted in writing to us no later than January 24,  2019. In order to be considered for inclusion in next year’s proxy statement, stockholder proposals must be submitted in writing to us no later than January 25, 2020. We suggest that proposals for the 2020 Annual Meeting be submitted by certified mail, return receipt requested. The proposal must be in accordance with the provision of Rule 14a-8 promulgated by the SEC under the Exchange Act.

Stockholders who intend to present a proposal or director nomination at the 2019 Annual Meeting without including such proposal or nomination in our proxy statement must, pursuant to our Bylaws, deliver to us notice of such proposal no earlier than March 12, 2019 and no later than April 11, 2019. We reserve the right to reject, rule out of order, or take appropriate action with respect to any proposal that does not comply with these and other applicable requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses our policies and decisions with respect to the compensation of our executive officers named in the “Summary Compensation Table” below and the most important factors relevant to an analysis of these policies and decisions. The “named executive officers” to whom this discussion applies are:

•	Robert A. Rucker, interim Chief Executive Officer and President (through December 31, 2018);
•	Kirk L. Geadelmann, Chief Financial Officer;
•	Cabell H. Lolmaugh, Senior Vice President and Chief Operating Officer (through December 31, 2018); Chief Executive Officer (beginning January 1, 2019)

Overview

We recognize that our ability to excel depends on the integrity, knowledge, imagination, skill, diversity, and teamwork of our employees. To this end, we strive to create an environment of mutual respect, encouragement, and teamwork that rewards commitment and performance and is responsive to the needs of our employees. The principles and objectives of our compensation and benefits programs for our employees generally, and for our named executive officers specifically, are to:

•	align compensation incentives with our corporate strategies, business, and financial objectives and the long-term interests of our stockholders;
•	motivate, reward, and retain executives whose knowledge, skills and performance ensure our continued success; and
•	ensure that total compensation is fair, reasonable, and competitive.

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

Compensation Determination Process

We review executive compensation annually, including evaluating our philosophy and compensation program as circumstances require. As part of this review process, we expect to apply the values and the objectives outlined above, together with consideration of the levels of compensation that we would be willing to pay to ensure that our compensation remains competitive and meets our retention objectives in light of the cost to us if we were required to replace a key employee. In addition, we consider the results of non-binding advisory votes on executive compensation, commonly referred to as “say-on-pay” votes. At our 2018 Annual Meeting, we held a say-on-pay vote on the compensation of our named executive officers as described in the proxy statement for that meeting. Stockholders approved the compensation of the named executive officers by a favorable vote exceeding 97% of votes cast, including abstentions. We are mindful of the opinions of our stockholders and considered these results when deciding to retain our general compensation philosophy and core objectives for the upcoming fiscal year.

Since 2016, our Compensation Committee has engaged Willis Towers Watson as a compensation consultant and considered executive compensation metrics on a peer group of companies in our industry when assessing executive compensation. We believe that such information, together with other information obtained by the members of our Compensation Committee, helps ensure that our compensation program remains competitive. We anticipate that our Compensation Committee will continue to make adjustments in executive compensation levels in the future as a result of this market comparison process. Willis Towers Watson meets the independence standards specified by the SEC.

The compensation levels of our named executive officers reflect, to a significant degree, the varying roles and responsibilities of such executives. In 2018, our Interim Chief Executive Officer, Mr. Rucker, elected to forego all but nominal compensation due his long history with us, his interests as a major stockholder and the interim nature of his position.

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

In 2018, our Interim Chief Executive Officer, Robert A. Rucker, elected to receive an annual base salary of a nominal $24,000 due to his long history with us, his interests as a major stockholder and the interim nature of his position. This amount was chosen to avoid triggering overtime pay requirements.

Our Chief Financial Officer, Kirk Geadelmann, was hired in August 2014 at an annual base salary of $210,000. The Compensation Committee subsequently approved increases to Mr. Geadelmann’s base salary to $212,000 in February 2015, to $250,000 in April 2016, and to $285,000 in February 2017, each on an annualized basis. Effective January 1, 2019, Mr. Geadelmann’s salary was increased to $300,000.

Our Senior Vice President and Chief Operating Officer, Cabell Lolmaugh, was promoted to this position in February 2018 at an annual base salary of $250,000. Effective January 1, 2019 and in connection with his promotion to Chief Executive Officer, Mr. Lolmaugh’s base salary was increased to $350,000.

The actual base salaries earned by all of our named executive officers in 2018,  2017 and 2016 are set forth in the “Summary Compensation Table.”

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

The types of awards we intend to grant under the Omnibus Plan are as follows:

Cash Performance Awards.  In April 2016, February 2017, and February 2018 the Board and the Compensation Committee adopted specific performance targets and payout levels for each executive officer for the then-current fiscal year.

For fiscal year 2018, Mr. Lolmaugh was eligible to earn target cash incentive compensation equal to 50% of his year-end base salary, all based on our Adjusted EBITDA for the year, prorated for the partial year during which he was an executive officer. For fiscal years 2016, 2017 and 2018, Mr. Geadelmann was eligible to earn target cash incentive compensation equal to 50% of his year-end base salary, all based on our Adjusted EBITDA for the year. The target incentive compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget, and each of Messrs. Lolmaugh and Geadelmann was entitled to receive a partial incentive payment if we achieved at least 90% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 110% of our budgeted Adjusted EBITDA. Mr. Rucker did not participate in our incentive compensation program.

The Compensation Committee reviews and certifies performance following the end of each fiscal year and may also consider discretionary factors when making awards. For fiscal year 2016, the Compensation Committee approved a payout of 110% of the target cash incentive compensation to Mr. Geadelmann based on our performance measures.  The Compensation Committee did not approve any payouts of the target cash incentive compensation based on our performance in fiscal years 2017 or 2018.

The cash incentive compensation for which our named executive officers were eligible in fiscal year 2018 is set forth in the “Grants of Plan Based Awards in Fiscal Year 2018” table. The actual cash incentive compensation earned by all of our named executive officers in fiscal years 2018,  2017 and 2016 is set forth in the “Summary Compensation Table.”

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

In February 2018, we granted 56,000 non-qualified stock options to Mr. Lolmaugh pursuant to the Omnibus Plan.  These stock options were granted pursuant to the Omnibus Plan and are subject to time-based vesting over a four-year period.

In February 2018, we granted 22,500 shares and 9,000 shares of restricted stock to Mr. Lolmaugh and Mr. Geadelmann, respectively. These shares of restricted stock were granted pursuant to the Omnibus Plan. The risks of forfeiture for these shares of restricted stock will lapse in four equal annual installments based on continued service.

The equity grants made to our named executive officers in fiscal year 2018 are set forth in the “Grants of Plan Based Awards in Fiscal Year 2018” table and are discussed in the “Equity Grants” section of this item.

Retirement Savings.  All of our full-time employees, including our named executive officers, are eligible to participate in The Tile Shop 401(k) Retirement Plan. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was $18,500 in 2018 (or $24,500 for employees over 50), and to have the amount of this reduction contributed to the 401(k) plan. In fiscal years 2017 and 2018, we made a matching contribution of $0.50 for every $1.00 that each applicable employee contributed to the 401(k) plan, up to a maximum of 5% of such employee’s salary. In 2016, we made a matching contribution of $0.25 for every $1.00 that each applicable employee contributed to the 401(k) plan, up to a maximum of 5% of such employee’s salary. Each year, this matching contribution vests as to 20% of the aggregate matching contributions for such employee, such that all past and future matching contributions will be vested after the employee has been employed by us for a period of five years.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.  Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our proxy statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Compensation Committee of the Board of Directors:

Todd Krasnow, Chairman

Peter J. Jacullo III

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2016 through December 31, 2018 by each of the named executive officers for each year in which each was a Named Executive Officer:

Name and Principal Position	Fiscal Year	Salary ($)		Stock Awards ($) (1)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All other Compensation ($)		Total
Robert A. Rucker(3)	2018	24,000		-		-	-	600	(6)	24,600
Interim Chief Executive Officer	2017	5,250		100,004	(5)	-	-	25	(6)	105,279
and President	2016	-		95,349	(5)	-	-	-		95,349

Kirk Geadelmann	2018	285,000		49,950		49,950	-	7,125	(7)	392,025
Chief Financial Officer	2017	279,977		222,290		224,152	-	14,145	(7)	740,564
	2016	240,500		117,975		120,742	137,500	3,735	(7)	620,452

Cabell Lolmaugh(4)	2018	240,625	(8)	124,875		125,392	-	3,631	(9)	494,523
Senior Vice President and Chief
Operating Officer

(1)

The value of stock awards and options in this table represent the fair value of such awards granted or modified during the fiscal year, as computed in accordance with FASB ASC 718. The assumptions used to determine the valuation of the awards are discussed in Note 9 to our consolidated financial statements, included elsewhere in this report.

(2)	Represents incentive compensation paid based on our achievement of Adjusted EBITDA financial goals. See “Non-Equity Incentive Plan Compensation” below for additional discussion.
(3)	Effective January 1, 2019, Mr. Rucker retired as the Company’s Interim Chief Executive Officer and President.
(4)	Mr. Lolmaugh was not a named executive officer in fiscal year 2016 or 2017.
(5)

Represents the grant date fair value of the restricted stock issued to Mr. Rucker for his service as a non-employee director in each of fiscal years 2016 and 2017, prior to his appointment as Interim Chief Executive Officer and President. See “Director Compensation” below for additional discussion.

(6)	Represents employer 401(k) contributions.
(7)

For fiscal year 2018, represents employer 401(k) contributions. For fiscal year 2017, represents $5,108 of a one-time payout of accrued vacation related to a company policy change and $9,037 of employer 401(k) contributions. For fiscal year 2016, represents employer 401(k) contributions.

(8)

Includes base salary received by Mr. Lolmaugh for services as Senior Vice President and Chief Operating Officer from February 19, 2018 through December 31, 2018 and base salary received by Mr. Lolmaugh for services as Vice President, Retail Stores, from January 1, 2018 through February 18, 2018.

(9)	Represents employer 401(k) contributions.

Grants of Plan-Based Awards for Fiscal Year 2018

The following table sets forth certain information regarding grants

The following table sets forth certain information regarding grants of plan-based awards during the fiscal year ended December 31, 2018:

Name	Grant Date	Estimated possible payouts under non-equity incentive plan awards ($) (1)			All other stock awards: Number of shares of stock or units (#)		All other option awards: Number of securities underlying options (#)		Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Kirk Geadelmann	2/22/2018	-	-	-	9,000	(2)	-		5.55	49,950
Cabell Lolmaugh	2/22/2018	-	-	-	22,500	(3)	-		5.55	124,875
Cabell Lolmaugh	2/22/2018	-	-	-	-		56,000	(3)	5.55	125,392
Kirk Geadelmann	N/A	3,563	142,500	285,000	-		-		-	-
Cabell Lolmaugh	N/A	3,125	125,000	250,000	-		-		-	-

(1)

Incentive compensation based on our achievement of Adjusted EBITDA financial goals for fiscal 2018. Messrs. Lolmaugh and Geadelmann were each eligible to earn target cash incentive compensation equal to 50% of their respective base salaries, pro-rated for Mr. Lolmaugh based on the partial year during which he was an executive officer, based on our Adjusted EBITDA for the year. The target incentive compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget. Messrs. Lolmaugh and Geadelmann were each entitled to receive a partial incentive payment if we achieved at least 90% of our budgeted Adjusted EBITDA, and an incentive of up to double the target incentive amount if we achieved 110% of our budgeted Adjusted EBITDA.

(2)	Represents shares of restricted stock for which the risks of forfeiture will lapse in four equal annual installments beginning on February 22, 2019 based on continued service.
(3)	Represents options to acquire shares of common stock that will vest and become exercisable in four equal annual installments beginning on February 22, 2019 based on continued service.

Offer Letter Agreements

We did not enter into an offer letter agreement with Mr. Rucker, but we agreed to pay him an annual base salary of $24,000 for fiscal year 2018, due to his long history with us, his interests as a major stockholder and the interim nature of his position. This amount was chosen to avoid triggering overtime pay requirements.

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

In February 2018, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Lolmaugh setting forth the terms and conditions of his employment as our Senior Vice President and Chief Operating Officer. Effective January 1, 2019, we updated Mr. Lolmaugh’s offer letter agreement to reflect his new title of Chief Executive Officer and President and to memorialize certain compensation changes related to his promotion. All other terms of his offer letter agreement remained unchanged.

Pursuant to the offer letter agreement, Mr. Lolmaugh is entitled to receive severance benefits if his employment is terminated by us without cause at any time or if he resigns for good reason, subject to execution of a full release in our favor. In such an event, Mr. Lolmaugh is entitled to continued payment of his base salary for six months and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Upon a change of control, Mr. Lolmaugh is also entitled to full vesting acceleration with respect to any unvested equity awards if he is not offered employment by the successor entity, or if he is terminated without cause or constructively terminated prior to the first anniversary of the change of control.

In connection with their offer letter agreements, each of Messrs. Lolmaugh and Geadelmann agreed not to compete, directly or indirectly, with us or solicit any of our employees or business contacts during the term of his employment and for a period of one year thereafter. Notwithstanding the foregoing, we may, at our election, extend the term of the non-compete and non-solicit obligations to which Messrs. Lolmaugh and Geadelmann are subject to for a period of two years following termination of employment, so long as we provide them with continued payment of their base salary for twelve months (in lieu of six months) and an additional payment in an amount equal to twelve times (in lieu of six times) our contribution amount for the monthly health insurance premium for him during the month immediately prior to termination.

Non-Equity Incentive Plan Compensation

In February 2018, the Board and the Compensation Committee adopted specific performance targets and payout levels for each executive officer for the then-current fiscal year.  For fiscal year 2018, Messrs. Lolmaugh and Geadelmann were eligible to earn target cash incentive compensation equal to 50% of his year-end base salary, pro-rated for Mr.  Lolmaugh based on the partial year during which he was an executive officer, all based on our Adjusted EBITDA for the year.  The target compensation was payable if we achieved the Adjusted EBITDA target set forth in our budget.  Each of Messrs. Lolmaugh and Geadelmann, was entitled to receive a partial incentive payment if we achieved at least 90% of our budgeted Adjusted EBITDA and an incentive of up to double the target incentive amount if we achieved 110% of our budgeted Adjusted EBITDA. See below for a table setting forth the performance targets and payout levels under the plan:

Percentage of budgeted Adjusted EBITDA achieved*	Percentage of incentive compensation target earned**
110%	200%
105%	150%
100%	100%
95%	50%
90%	2.5%

* Payout levels for percentages between the listed ranges are proportionately adjusted.

** 200% is the maximum payout level and 0% is the minimum payout level (for achievement of less than 90% of budgeted Adjusted EBITDA).

The actual Adjusted EBITDA we achieved in fiscal year 2018 was $49.4 million (which was 75% of the Adjusted EBITDA target).  This determination of the Adjusted EBITDA target resulted in no cash incentive compensation to our named executive officers for fiscal year 2018.

Equity Grants

All stock options and restricted stock awards issued in fiscal year 2018 to named executive officers were issued pursuant to the Omnibus Plan. Pursuant to the Omnibus Plan, in the event of a change in control, any unvested equity awards may be accelerated at the sole discretion of the Compensation Committee.

We have also provided for the acceleration of vesting of equity awards granted to Messrs. Lolmaugh and Geadelmann in the event of our change of control. In the event of a change of control, if they are terminated without cause or are otherwise constructively terminated prior to the first anniversary of the change of control, the vesting of any unvested awards will be accelerated in full immediately prior to such termination. We believe that these acceleration opportunities will further align the interests of our executives with those of our stockholders by providing our executives an opportunity to benefit alongside our stockholders in a corporate transaction.

Outstanding Equity Awards at Fiscal Year-end for Fiscal Year 2018

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2018:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested ($)
Kirk Geadelmann	8/12/2014	80,000	20,000	(1)	10.93	8/12/2021	-		-	-		-
Kirk Geadelmann	4/20/2016	5,000	7,500	(2)	18.15	4/20/2026	-		-	-		-
Kirk Geadelmann	4/20/2016	-	-		-	-	3,900	(3)	21,372	-		-
Kirk Geadelmann	5/11/2017	3,300	9,900	(4)	20.35	5/11/2027	-		-	-		-
Kirk Geadelmann	5/11/2017	-	-		-	-	-		-	3,000	(5)	16,440
Kirk Geadelmann	5/11/2017	-	-		-	-	2,250	(6)	12,330	-		-
Kirk Geadelmann	11/2/2017	6,625	19,875	(7)	8.60	11/2/2027	-		-	-		-
Kirk Geadelmann	11/2/2017	-	-		-	-	8,738	(8)	47,884	-		-
Kirk Geadelmann	2/22/2018	-	-		-	-	9,000	(9)	49,320	-		-
Cabell Lolmaugh	8/21/2012	2,750	-		10.00	8/21/2022	-		-	-		-
Cabell Lolmaugh	10/21/2014	4,200	1,500	(10)	8.58	10/21/2021	-		-	-		-
Cabell Lolmaugh	7/14/2015	969	644	(11)	14.19	7/14/2022	-		-	-		-
Cabell Lolmaugh	10/17/2017	-	-		-	-	9,036	(12)	49,517	-		-
Cabell Lolmaugh	11/6/2017	6,725	20,175	(13)	8.50	11/6/2027	-		-	-		-
Cabell Lolmaugh	2/22/2018	-	56,000	(14)	5.55	2/22/2028	-		-	-		-
Cabell Lolmaugh	2/22/2018	-	-		-	-	22,500	(9)	123,300	-		-

(1)	These options become exercisable on August 12, 2019.
(2)	These options become exercisable in three equal annual installments beginning on April 20, 2019.
(3)	Our purchase option for these shares of restricted stock will lapse in three equal annual installments beginning on April 20, 2019.
(4)	These options become exercisable in three equal annual installments beginning on May 11, 2019.
(5)	Our purchase option for these shares of restricted stock will lapse on May 11, 2020, based on our achievement of our three-year Adjusted EBITDA target.
(6)	Our purchase option for these shares of restricted stock will lapse in three equal annual installments beginning on May 11, 2019.
(7)	These options become exercisable in three equal annual installments beginning on November 2, 2019.
(8)	The risks of forfeiture for these shares of restricted stock will lapse in three equal annual installments beginning on November 2, 2019.
(9)	The risks of forfeiture for these shares of restricted stock will lapse in four equal annual installments beginning on February 22, 2019.
(10)	These options become exercisable on October 21, 2019.
(11)	These options become exercisable in two equal annual installments beginning on July 14, 2019.
(12)	The risks of forfeiture shares of restricted stock will lapse in three equal annual installments beginning on October 17, 2019.
(13)	These options become exercisable in three equal annual installments beginning on November 6, 2019.
(14)	These options become exercisable in four equal annual installments beginning on February 22, 2019.

Option Exercises and Stock Vested for Fiscal Year 2018

The following named executive officers exercised stock options or had restricted common stock vest during the fiscal year ended December 31, 2018.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert Rucker	5,038	42,067
Kirk Geadelmann	4,962	32,102
Cabell Lolmaugh	3,012	20,211

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for our named executive officers during the fiscal year ended December 31, 2018.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was paid to or earned by the named executive officers during the fiscal year ended December 31, 2018.

Potential Payments Upon Termination or Change in Control

As discussed above in connection with each named executive officer’s offer letter agreement, Messrs. Lolmaugh and Geadelmann are eligible to receive severance benefits in the event that their employment is terminated by us without cause or by the employee for good reason. Additionally, Messrs. Lolmaugh and Geadelmann are entitled to full vesting of any outstanding equity awards in the event of a change of control, if they are not offered employment by the successor entity, or if they are terminated without cause or are otherwise constructively terminated prior to the first anniversary of the change of control. Upon a change in control, Mr. Rucker’s unvested equity awards may have been accelerated at the sole discretion of the Compensation Committee.

The amounts payable by us to each of the named executive officers, assuming that each individual’s employment had terminated on December 31, 2018, under each scenario are as follows:

Name	In Connection with a Change in Control ($) (1)		By Company Not for Cause ($) (2)	By NEO for Good Reason ($) (2)
Robert Rucker	-	(3)	-	-
Kirk Geadelmann	787,867		146,120	146,120
Cabell Lolmaugh	553,507		128,620	128,620

(1)

Unless otherwise noted, represents lapse of our purchase option or the risks of forfeiture, as applicable, on all outstanding shares of restricted stock and full vesting of all outstanding options to purchase common stock.

(2)	Represents continued payment of six months of base salary and company-contributed health insurance costs.
(3)	Upon a change in control, Mr. Rucker’s unvested equity awards may be accelerated at the sole discretion of the Compensation Committee.

DIRECTOR COMPENSATION

Each of our non-employee directors receives an annual fee of $100,000 and the chairperson of our Board receives an additional annual fee of $75,000.  The chairperson of the Audit Committee receives an additional annual fee of $40,000 and the chairperson of each of the Compensation Committee and Nominating and Corporate Governance Committee receives an additional annual fee of $15,000.  The annual period for director compensation runs based on the date of the annual meeting. During fiscal year 2019, Mr. Rucker will also receive a consulting fee of $50,000 for his services as a consultant to the Company.

On July 13, 2017, Messrs. Cook, Jacullo, Livingston and Rucker elected to receive compensation fully in the form of restricted stock granted pursuant to the Omnibus Plan. Messrs. Kamin and Krasnow elected to receive compensation as one-half restricted stock and one-half cash compensation, payable quarterly. The number of shares of our restricted stock granted was equal to the quotient obtained by dividing (i) the amount of the annual fee payable to such non-employee director in the form of restricted stock, as set forth above, by (ii) the average closing price on Nasdaq of our common stock over 30 trading days immediately preceding the date of grant. Messrs. Cook, Jacullo, Livingston and Rucker received 5,793, 5,038, 7,053, and 5,038 shares of restricted stock, respectively. Messrs. Kamin and Krasnow received 4,408 and 2,897 shares of restricted stock, respectively. Our purchase option for the restricted stock lapsed on July 13, 2018.

On July 11, 2018, Messrs. Cook, Krasnow and Jacullo elected to receive compensation fully in the form of restricted stock granted pursuant to the Omnibus Plan. Messrs. Kamin and Livingston elected to receive compensation as one-half restricted stock and one-half cash compensation, payable quarterly. The number of shares of our restricted stock granted was equal to the quotient obtained by dividing (i) the amount of the annual fee payable to such non-employee director in the form of restricted stock, as set forth above, by (ii) the average closing price on Nasdaq of our common stock over 30 trading days immediately preceding the date of grant. Messrs. Cook, Krasnow and Jacullo received 14,570, 14,570 and 12,669 shares of restricted stock, respectively. Messrs. Kamin and Livingston received 11,086 and 8,869 shares of restricted stock, respectively. The risks of forfeiture for these shares of restricted stock will lapse on the earlier of our annual meeting of stockholders in fiscal year 2019 or July 11, 2019, contingent upon the applicable non-employee director’s continue service on our Board.

Director Compensation Table for Fiscal Year 2018

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)(2)	Total ($)
Christopher T. Cook	-		121,660	121,660
Peter H. Kamin	109,375	(3)	92,568	201,943
Todd Krasnow	43,125	(4)	121,660	164,785
Peter J. Jacullo III	-		105,786	105,786
Philip B. Livingston	35,000	(5)	74,056	109,056

(1)	The table reflects the grant date fair value of the sole award to each director in fiscal year 2018, as discussed in the narrative above.
(2)

The aggregate number of shares of restricted stock held by each of the directors listed in the table above as of December 31, 2018 was as follows: Messrs. Cook, Krasnow and Jacullo: 14,570, 14,570 and 12,669 shares of restricted stock, respectively. Messrs. Kamin and Livingston: 11,086 and 8,869 shares of restricted stock, respectively. These shares of restricted stock were granted to the directors on July 11, 2018. The risks of forfeiture for these shares of restricted stock will lapse in full on the earlier of our annual meeting of stockholders in fiscal year 2018 or July 11, 2019.

(3)

Represents payments of $65,625 paid to Mr. Kamin in fiscal year 2018 for the period from January 1, 2018 to July 11, 2018 due to the election to receive in cash one-half of director compensation for the prior service period and payments of $43,750 paid to Mr. Kamin in fiscal year 2018 for the period from July 11, 2018 to December 31, 2018 due to the election to receive in cash one-half of director compensation for the current service period.

(4)

Represents payments of $43,125 to Mr. Krasnow in fiscal year 2018 for the period from January 1, 2018 to July 11, 2018 due to the election to receive in cash one-half of director compensation for the prior service period.

(5)

Represents payments of $35,000 to Mr. Livingston in fiscal year 2018 for the period from July 11, 2018 to December 31, 2018 due to the election to receive in cash one-half of director compensation for the current service period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee currently consists of Messrs. Jacullo and Krasnow and consisted of these same members in fiscal year 2018. None of our Compensation Committee members has ever been an executive officer or employee of ours. None of our executive officers currently serves, nor in the past year has served, as a member of the board or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or Compensation Committee.

PAY RATIO

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, we are providing the following information about the relationship of the median annual total compensation of our employees and the annual total combined compensation of Mr. Rucker, who served as our Chief Executive Officer during fiscal year 2018. The pay ratio included below is a reasonable estimate calculated in a manner consistent with the regulations.

For 2018, our last completed fiscal year:

•	the median of the annual total compensation of all our employees (other than Mr. Rucker) was $39,767; and
•	the annual total compensation of Mr. Rucker, as reported in the above Summary Compensation Table, was $24,600.

Based on this information, for fiscal year 2018 the ratio of the annual total combined compensation of our Chief Executive Officers to the median of the annual total compensation of all employees was 1 to 1.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our Chief Executive Officers, we did the following:

Employee Count. We determined that, as of December 15, 2018 our employee population consisted of approximately 1,738 individuals all located in the United States. We selected December 15, 2018, which is within the last three months of 2018, as the date upon which we would identify the median employee because it enabled us to make such identification in a reasonably efficient and economical manner. Our employee population for purposes of the pay ratio calculation consisted of approximately 1,738 individuals, all of whom were located in the United States. We have excluded the individuals located in China from the pay ratio calculation pursuant to the de minimis exemption, as our employee population in China is less than 1% of our total employee population.

Median Employee. To identify the median employee from our employee population, we compared the amount of salary, wages, tips and overtime pay of our employees as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2018. In making this determination, we annualized the compensation of any full-time employees who were hired in 2018 and were working for us on December 15, 2018, but did not work for us the entire fiscal year. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our included employees are located in the United States, as is our Chief Executive Officer, we did not make any cost-of-living adjustments in identifying the median employee.

Median Employee Total Compensation. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $39,767. The difference between such employee’s salary, wages, tips and overtime pay and the employee’s annual total compensation represents the value of our matching contributions to participants in The Tile Shop 401(k) Retirement Plan (estimated at $676).

Chief Executive Officer Total Compensation. Mr. Rucker had annual total compensation of $24,600, which includes base salary and employer 401(k) contributions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 22, 2019, information regarding beneficial ownership of our common stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of February 22, 2019. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Common stock subject to options currently exercisable or exercisable within 60 days of February 22, 2019 are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group in which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

We have based our calculation of the percentage of beneficial ownership based on 52,921,546 shares of our common stock outstanding on February 22, 2019.

Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
BlackRock, Inc.(1)	6,448,065	12.2%
JWTS, Inc.(2)	4,441,180	8.4%
The Tile Shop, Inc.(3)	3,662,428	6.9%
Capital World Investors(4)	3,158,000	6.0%
Executive Officers and Directors:
Robert A. Rucker (5)	5,711,293	10.8%
Kirk Geadelmann(6)	137,708	*
Cabell Lolmaugh(7)	60,090	*
Christopher T. Cook(8)	193,129	*
Peter J. Jacullo III(2)(9)	5,827,866	11.0%
Peter H. Kamin(10)	2,202,064	4.2%
Todd Krasnow(11)	214,384	*
Philip B. Livingston(12)	38,883	*
All Executive Officers and Directors as a Group (8 persons)(13)	14,385,417	27.1%

*       Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)

Based on a Schedule 13G filed with the SEC on January 31, 2019 by BlackRock, Inc. (“BlackRock”), BlackRock holds sole voting power over 6,371,225 shares and sole dispositive power over 6,448,065 shares. The business address of BlackRock is 55 East 52nd Street, New York, NY 10055.

(2)

Based on a Schedule 13D/A filed with the SEC on April 12, 2018 by JWTS, Inc., a Delaware corporation (“JWTS”) and Peter J. Jacullo III (“Jacullo”). Jacullo is the sole director of JWTS and may be deemed to have sole voting and investment power over the securities held by JWTS. The business address of JWTS is c/o Peter J. Jacullo III 61 High Ridge Avenue, Ridgefield, Connecticut 06877.

(3)

Based on a Form 5 filed with the SEC on February 14, 2019 by Robert A. Rucker (“Rucker”). Rucker is the sole officer and member of the board of directors of TS, Inc., holds sole voting and dispositive power over the securities held by TS, Inc., and may be deemed to beneficially own the securities held by TS, Inc.

(4)

Based on a Schedule 13G filed with the SEC on February 14, 2019 by Capital World Investors (“Capital”), Capital holds sole voting and dispositive power over 3,158,000 shares. The business address of Capital is 333 South Hope Street, Los Angeles, CA 90071.

(5)

Includes 3,662,428 shares of common stock held by TS, Inc., 775,000 shares of common stock held by the Robert Rucker 2017 Grantor Retained Annuity Trust, 515,000 shares of common stock held by the Robert Rucker 2017 Grantor Retained Annuity Trust II, 500,000 shares held by the Robert Rucker 2018 Grantor Retained Annuity Trust, 3,380 shares of common stock held by Mr. Rucker’s spouse, and 23,660 shares of common stock held by Mr. Rucker as custodian for minor children under the Uniform Gifts to Minors Act.

(6)

Includes 23,338 shares of unvested restricted common stock held by Mr. Geadelmann and options to purchase 97,425 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 22, 2019.

(7)

Includes 25,911 shares of unvested restricted common stock held by Mr. Lolmaugh and options to purchase 28,228 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 22, 2019.

(8)	Includes 14,570 shares of unvested restricted common stock held by Mr. Cook.

(9)

Includes 12,669 shares of unvested restricted common stock held by Mr. Jacullo, 4,441,180 shares of common stock held by JWTS, and 1,024,424 shares of common stock held by the Katherine D. Jacullo Children's 1993 Irrevocable Trust (the “1993 Trust”). Mr. Jacullo is the trustee of the 1993 Trust and disclaims beneficial ownership of the shares of common stock held by the 1993 Trust, except to the extent of his pecuniary interest therein

(10)

Includes 11,086 shares of unvested restricted common stock held by Mr. Kamin, 7,453 shares of common stock held by the Peter H. Kamin Family Foundation (the “Foundation”), 685,036 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003 (the “2003 Trust”), 439,021 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997 (the “1997 Trust”), 135,361 shares of common stock held by the Peter H. Kamin GST Trust (“GST”), 204,121 shares of common stock held by 3K Limited Partnership (“3K”), and 100 shares of common stock held by Mr. Kamin’s son. Mr. Kamin is the sole trustee of the Foundation, the sole trustee of the 2003 Trust, the sole trustee of the 1997 Trust, a trustee of GST, and the sole general partner of 3K and may be deemed to have sole voting and investment power over the securities held by these entities. Mr. Kamin disclaims beneficial ownership of the shares of common stock held by his son, except to the extent of his pecuniary interest therein.

(11)

Includes 14,570 shares of unvested restricted common stock held by Mr. Krasnow, 10,118 shares of common stock held as power of attorney for Mr. Krasnow’s mother’s accounts, 2,600 shares of common stock held by Mr. Krasnow’s spouse, 8,000 shares of common stock held by Hobart Road Charitable Remainder CRUT (“Hobart Road”), and 2,000 shares of common stock held by the Todd & Deborah Krasnow Charitable Remainder CRUT (“CRUT”). Mr. Krasnow is a trustee of each of Hobart Road and CRUT and may be deemed to have sole voting and investment power over the securities held by these entities. Mr. Krasnow disclaims beneficial ownership of the shares of common stock held as power of attorney for his mother’s accounts and by his spouse, except to the extent of his pecuniary interest therein.

(12)	Includes 8,869 shares of unvested restricted common stock held by Mr. Livingston.

(13)

Includes 111,013 shares of unvested restricted common stock and options to purchase 126,069 shares of common stock that are currently exercisable or will become exercisable within 60 days of February 22, 2019. This group includes all directors and named executive officers individually listed above.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents our equity compensation plan information as of December 31, 2018:

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,388,079	(1)	12.34	1,734,518
Equity compensation plans not approved by stockholders	-		-	-
Total	1,388,079		12.34	1,734,518

(1)	Represents shares of common stock to be issued upon exercise of currently outstanding options to purchase common stock granted pursuant to our Omnibus Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under Nasdaq rules and regulations, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that Messrs. Cook, Jacullo, Kamin, Krasnow and Livingston, representing five of our seven directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors will be “independent” as that term is defined under the applicable SEC rules and regulations and the Nasdaq listing requirements and rules. Mr. Lolmaugh, the Company’s Chief Executive Officer and President, is not an independent director by virtue of his employment with the Company. Mr. Rucker, our prior Interim Chief Executive Officer and President, is not an independent director by virtue of his prior employment with the Company.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as described below, since the beginning of fiscal year 2018, there have been no transactions, or series of transactions to which we were a participant or will be a participant, in which:

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

On July 9, 2018, Fumitake Nishi, a former Company employee and the brother-in-law of Robert A. Rucker, our former Interim Chief Executive Officer and President, and a member of our Board, informed us he had reacquired a majority of the equity of one of our key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”).  Nanyang supplies us with natural stone products including hand-crafted mosaics, listellos and other accessories. During the years ended December 31, 2018, 2017 and 2016, we purchased $12.0 million, $12.8 million, and $8.4 million of products from Nanyang, respectively. As of December 31, 2018 and 2017, accounts payable due to Nanyang was $1.2 million and $0.9 million, respectively. Mr. Nishi’s employment with us was terminated on January 1, 2014 as a result of several violations of our code of business conduct and ethics policy.  Certain of those violations involved his undisclosed ownership of Nanyang at that time.

Management and the Audit Committee have evaluated the relationship and determined that it would be in our best interests to continue purchasing products from Nanyang.  We believe Nanyang provides an important combination of quality, product availability and pricing, and relying solely on other vendors to supply similar product to us would not be in our best interests.  The Audit Committee and management will continue to review future purchases from Nanyang and compare the pricing for products purchased from Nanyang to the pricing of same or similar products purchased from unrelated vendors.

We employed Adam Rucker, son of Robert A. Rucker, our former  Interim Chief Executive Officer and President, and a member of our Board, as a Director of Information Technology through December 12, 2018. In fiscal years 2018, 2017 and 2016 we paid Adam

Rucker a total of $112,000, $120,000 and $140,000, respectively. Adam Rucker also received the standard benefits provided to other of our employees during fiscal years 2018,  2017 and 2016.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Ernst & Young, LLP in fiscal year 2018 and 2017:

	2018	2017
Audit Fees(1)	$615,000	$651,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	28,000	-
All Other Fees(4)	-	-
	$643,000	$651,000

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

PRE-APPROVAL POLICIES AND PROCEDURES

Pursuant to its written charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent auditors. Notwithstanding the foregoing, separate Audit Committee pre-approval shall not be required (a) if the engagement for services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding our engagement of the independent auditor (the “Pre-Approval Policy”) as to matters within the scope of the Pre-Approval Policy or (b) for de minimus non-audit services that are approved in accordance with applicable SEC rules. The Audit Committee has determined that the rendering of the services other than audit services by its principal accountant is compatible with maintaining the principal accountant’s independence. For fiscal year 2018, all audit and non-audit services performed by our independent auditors were pre-approved in accordance with such pre-approval policies.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       Documents filed as part of report

1.       Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:

2.       Financial Statement Schedules

The information required to be disclosed within Schedule II – Valuation and Qualifying Accounts is provided within the Consolidated Financial Statements of the Company filed as part of this Form 10-K.

3.       Exhibits

See “Exhibit Index” immediately following the signature page of this Form 10-K, which is incorporated herein by reference.

ITEM 16.   FORM 10-K SUMMARY

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Tile Shop Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tile Shop Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

We have served as the Company’s auditor since 2013.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 26, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Tile Shop Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Tile Shop Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tile Shop Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 26,  2019

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2018 and 2017

(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$5,557	$6,621
Restricted cash	825	855
Receivables, net	3,084	2,381
Inventories	110,095	85,259
Income tax receivable	3,548	5,726
Other current assets, net	7,181	4,717
Total Current Assets	130,290	105,559
Property, plant and equipment, net	158,356	151,405
Deferred tax assets	7,225	11,654
Other assets	1,759	2,107
Total Assets	$297,630	$270,725

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,853	$30,771
Current portion of long-term debt	-	8,833
Income tax payable	179	17
Other accrued liabilities	24,484	22,413
Total Current Liabilities	50,516	62,034
Long-term debt, net	53,000	18,182
Capital lease obligation, net	436	576
Deferred rent	43,579	41,290
Other long-term liabilities	3,752	4,769
Total Liabilities	151,283	126,851

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 52,707,879 and 52,156,850 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	172,255	180,109
Accumulated deficit	(25,857)	(36,239)
Accumulated other comprehensive loss	(56)	(1)
Total Stockholders' Equity	146,347	143,874
Total Liabilities and Stockholders' Equity	$297,630	$270,725

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2018,  2017 and 2016

(dollars in thousands, except share and per share data)

	2018	2017	2016
Net sales	$357,254	$344,600	$324,157
Cost of sales	105,915	108,378	97,261
Gross profit	251,339	236,222	226,896
Selling, general and administrative expenses	233,201	210,376	193,983
Income from operations	18,138	25,846	32,913
Interest expense	(2,690)	(1,857)	(1,715)
Other income	152	170	141
Income before income taxes	15,600	24,159	31,339
Provision for income taxes	(5,158)	(13,340)	(12,876)
Net income	$10,442	$10,819	$18,463

Income per common share:
Basic	$0.20	$0.21	$0.36
Diluted	$0.20	$0.21	$0.36

Weighted average shares outstanding:
Basic	51,907,619	51,700,045	51,418,600
Diluted	52,089,160	51,927,877	51,880,113

Dividends declared per share	$0.20	$0.20	$-

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2018,  2017 and 2016

(dollars in thousands)

	2018	2017	2016
Net income	$10,442	$10,819	$18,463
Currency translation adjustment	(55)	45	(35)
Other comprehensive (loss) income	(55)	45	(35)
Comprehensive income	$10,387	$10,864	$18,428

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in- capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Total
Balance at December 31, 2015	51,437,973	$5	$180,192	$(64,985)	$(11)	$115,201
Reclassification of impact of ASU 2016-09	-	-	687	(536)	-	151
Balance at January 1, 2016	51,437,973	$5	$180,879	$(65,521)	$(11)	$115,352
Issuance of restricted shares	73,384	-	-	-	-	-
Stock based compensation	-	-	4,333	-	-	4,333
Stock option exercises	95,786	-	842	-	-	842
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(56)	-	-	(56)
Foreign currency translation adjustments	-	-	-	-	(35)	(35)
Net income	-	-	-	18,463	-	18,463
Balance at December 31, 2016	51,607,143	$5	$185,998	$(47,058)	$(46)	$138,899
Issuance of restricted shares	324,184	-	-	-	-	-
Cancellation of restricted shares	(87,849)	-	-	-	-	-
Stock based compensation	-	-	3,156	-	-	3,156
Stock option exercises	313,372	-	1,639	-	-	1,639
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(318)	-	-	(318)
Dividends paid	-	-	(10,366)	-	-	(10,366)
Foreign currency translation adjustments	-	-	-	-	45	45
Net income	-	-	-	10,819	-	10,819
Balance at December 31, 2017	52,156,850	$5	$180,109	$(36,239)	$(1)	$143,874
Adoption of revenue recognition standard (see Note 2)	-	-	-	(60)	-	(60)
Issuance of restricted shares	682,646	-	-	-	-	-
Cancellation of restricted shares	(131,617)	-	-	-	-	-
Stock based compensation	-	-	2,669	-	-	2,669
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(119)	-	-	(119)
Dividends paid	-	-	(10,404)	-	-	(10,404)
Foreign currency translation adjustments	-	-	-	-	(55)	(55)
Net income	-	-	-	10,442	-	10,442
Balance at December 31, 2018	52,707,879	$5	$172,255	$(25,857)	$(56)	$146,347

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements Cash Flows

For the years ended December 31, 2018, 2017 and 2016

(dollars in thousands)

	For the years ended,
	2018	2017	2016
Cash Flows From Operating Activities
Net income	$10,442	$10,819	$18,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	28,396	26,239	23,042
Amortization of debt issuance costs	756	691	487
Loss on disposals of property, plant and equipment	353	210	447
Impairment charges of property, plant and equipment	652	1,072	-
Deferred rent	2,386	3,884	2,382
Stock based compensation	2,669	3,156	4,333
Deferred income taxes	4,429	9,737	(395)
Changes in operating assets and liabilities:
Receivables	(703)	33	(448)
Inventories	(24,836)	(10,964)	(4,417)
Prepaid expenses and other assets	(2,410)	4,159	(5,849)
Accounts payable	(8,201)	12,048	4,195
Income tax receivable / payable	2,229	(4,159)	(1,917)
Accrued expenses and other liabilities	2,008	(11,234)	13,229
Net cash provided by operating activities	18,170	45,691	53,552
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(35,287)	(40,556)	(27,256)
Proceeds from insurance	1,033	-	-
Proceeds from the sale of property, plant and equipment	111	7	4
Net cash used in investing activities	(34,143)	(40,549)	(27,252)
Cash Flows From Financing Activities
Payments of long-term debt and capital lease obligations	(103,267)	(36,575)	(37,822)
Advances on line of credit	129,095	35,000	10,000
Dividends paid	(10,404)	(10,366)	-
Contributions to NMTC fund	-	-	3,174
Proceeds from exercise of stock options	-	1,639	842
Employee taxes paid for shares withheld	(119)	(318)	(56)
Debt issuance costs	(374)	-	-
Security deposits	-	-	(4)
Net cash provided by (used in) financing activities	14,931	(10,620)	(23,866)
Effect of exchange rate changes on cash	(52)	6	(35)
Net change in cash	(1,094)	(5,472)	2,399
Cash, cash equivalents and restricted cash beginning of period	7,476	12,948	10,549
Cash, cash equivalents and restricted cash end of period	$6,382	$7,476	$12,948

Cash and cash equivalents	5,557	6,621	6,067
Restricted cash	825	855	3,000
Long-term restricted cash	-	-	3,881
Cash, cash equivalents and restricted cash end of period	$6,382	$7,476	$12,948

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$3,974	$636	$2,271
Cash paid for interest	2,625	1,822	1,811
Cash paid for income taxes, net of refunds	1,507	7,603	15,162

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

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, and metal tiles. The majority of the tile products are sold under the Company's proprietary Rush River and Fired Earth brand names. The Company purchases tile products, accessories and tools directly from its network of suppliers. The Company manufactures its own setting and maintenance materials, such as thinset, grout and sealer under the Superior brand name. As of December 31, 2018, the Company operated 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,200 square feet. The Company also has a sourcing office located in China.

Basis of Presentation

The consolidated financial statements of Holdings include the accounts of its wholly owned subsidiaries and variable interest entities, for which the Company is the primary beneficiary. See Note 12, “New Market Tax Credit,” for the discussion of financing arrangements involving certain entities that are variable interest entities that are included in these consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $5.6 million and $6.6 million at December 31, 2018 and 2017, respectively. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $0.8 million and $3.1 million at December 31, 2018 and 2017, respectively.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or are under the terms of use for current operations are included in the restricted balance on the balance sheet.

Trade Receivables

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts on a specific identification basis as well as by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $0.1 million as of December 31, 2018 and 2017. The Company does not accrue interest on accounts receivable.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Inventories

The Company’s inventory consists of manufactured items and purchased merchandise held for resale. Inventories are stated at the lower of cost (determined using the weighted-average cost method) or net realizable value. The Company capitalizes the cost of inbound freight, duties, and receiving and handling costs to bring purchased materials into its distribution network. The labor and overhead costs incurred in connection with the production process are included in the value of manufactured finished goods. The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. These estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sale through and changes in actual shrinkage trends. The provision for losses related to shrinkage and other amounts was $0.3 million and $0.2 million as of December 31, 2018 and 2017, respectively.

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

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of December 31, 2018 and 2017, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

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

Cost of Sales and Selling, General and Administrative Expenses

The primary costs classified in each major expense category are:

Cost of Sales

•	Materials cost;
•	Shipping and transportation expenses to bring products into the Company's distribution centers;
•	Custom and duty expenses;
•	Customer shipping and handling expenses;

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

•	Physical inventory losses;
•	Costs incurred at distribution centers in connection with the receiving process; and
•	Labor and overhead costs incurred to manufacture inventory

Selling, General & Administrative Expenses

•	All compensation costs for store, corporate and distribution employees;
•	Occupancy, utilities and maintenance costs of store and corporate facilities;
•	Shipping and transportation expenses to move inventory from the Company's distribution centers to the Company's stores;
•	Depreciation and amortization; and
•	Advertising costs

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

Segments

The Company’s operations consist primarily of retail sales of natural stone and man-made tiles, setting and maintenance materials, and related accessories in stores located in the United States. The Company’s chief operating decision maker only reviews the consolidated results of the Company and accordingly, the Company has concluded it has one reportable segment.

Advertising Costs

Advertising costs were $8.3 million, $9.5 million and $6.9 million for the years ended December 31, 2018,  2017 and 2016, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. The Company’s advertising consists primarily of digital media, direct marketing, events and traditional print media that is expensed at the time the media is distributed.

Pre-opening Costs

The Company’s pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, compensation costs and promotional costs. The Company expenses pre-opening costs as incurred which are recorded in selling, general and administrative expenses. During the years ended December 31, 2018,  2017 and 2016, the Company reported pre-opening costs of $0.1 million, $1.7 million and $0.5 million, respectively.

Property, Plant and Equipment

Property, plant and equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repairs and maintenance costs are charged to selling, general and administrative expenses when incurred. Property, plant and equipment are depreciated or amortized using the straight-line method over each asset’s estimated useful life. Leasehold improvements and fixtures at leased locations are amortized using the straight-line method over the shorter of the lease term (including fixed rate renewal terms)

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

or the estimated useful life of the asset. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is included in other income and expense.

	Asset life (in years)
Buildings and building improvements		40
Leasehold improvements	8	–	26
Furniture and fixtures	2	–	7
Machinery and equipment	5	–	10
Computer equipment and software	3	–	7
Vehicles		5

The Company evaluates potential impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recorded based on the difference between the carrying value and fair value of the assets.  During the fiscal years ended December 31, 2018 and 2017, the Company recorded asset impairment charges of $0.7 million and $1.1 million, which were classified in selling, general and administrative expenses. No impairment charges were recorded during the year ended December 31, 2016.

Internal Use Software

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when there are no plans to market the software externally. Costs capitalized include external direct costs of materials and services and internal compensation costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. As of December 31, 2018 and 2017,  $3.2 million and $0.2 million was included in computer equipment and software, respectively. As of December 31, 2018, $6.6 million was also included in construction in progress primarily relating to the Company’s new enterprise resource planning system. The internal use software costs are amortized over estimated useful lives of three to seven years. There was $0.3 million, $0.2 million and $0.5 million of amortization expense related to capitalized software during the years ended December 31, 2018,  2017 and 2016, respectively.

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

Self-Insurance

The Company is self-insured for certain employee health and workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, and economic conditions. As of December 31, 2018 and 2017, an accrual of $0.6 million and $0.3 million related to estimated employee health claims was included in other current liabilities, respectively. As of December 31, 2018 and 2017, an accrual of $1.6 million and $1.3 million related to estimated workers’ compensation claims was included in other current liabilities, respectively.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company has standby letters of credit outstanding related to the Company's workers’ compensation and employee health insurance policies. As of December 31, 2018 and 2017, the standby letters of credit totaled $1.1 million.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a final standard on revenue from contracts with customers. This new standard introduces a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard.  The Company adopted this standard as of January 1, 2018 using the modified retrospective transition method. See Note 2, “Revenues,” for further details.

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. The Company adopted the new standard as of March 31, 2018 using the retrospective transition method. The Company’s restricted cash balance was $0.8 million as of December 31, 2018. Upon adopting the new standard, the Company no longer presents the release of restricted cash as a financing cash inflow. Instead, restricted cash and long-term restricted cash balances are included in the beginning and ending cash, cash equivalents and restricted cash balances in the Consolidated Statement of Cash Flows. In connection with the adoption of this standard, $6.0 million received from restricted cash accounts during the fiscal year ended December 31, 2017 that was previously presented as a financing cash inflow was reclassified to cash, cash equivalents and restricted cash balances in the Consolidated Statement of Cash Flows.  Additionally, the Company’s $6.7 million contribution to the NMTC fund, the $1.9 million received from restricted cash accounts, and the $1.3 million of closing costs incurred in connection with this transaction during the fiscal year ended December 31, 2016 that were previously presented financing cash flows were reclassified to cash, cash equivalents and restricted cash balances.  Contributions made by U.S. Bank Community, LLC to new market tax credit fund totaling $3.2 million during the fiscal year ended December 31, 2016 that were previously not considered financing cash inflows as they related to restricted cash are now classified as financing cash inflows.  See Note 12 for further discussion surrounding New Market Tax Credits.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the Consolidated Balance Sheet.  The accounting standards update also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The Company will adopt the new standard effective January 1, 2019 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.

The standard provides a number of optional practical expedients in transition.  The Company will elect the package of three practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification.  The Company will also elect to apply the hindsight practical expedient.  The Company will not separate nonlease components from lease components by class of underlying assets where appropriate and the Company will not apply the recognition requirements of the standard to short-term leases, as allowed by the standard.

Upon adopting the new standard, the Company expects the most significant impact to the financial statements will be the recognition of right of use assets of approximately $142 million to $147 million and lease liabilities of $165 million to $170 million as of January 1, 2019.  The Company will also adjust the useful life of certain leasehold improvements in the event the application of the hindsight practical expedient results in a change in the expected lease term.  The Company expects that the change in the useful life assigned to certain leasehold improvements will result in a $14 million to $17 million reduction in fixed assets.  The adoption of the new standard is not expected to have a material impact on net income or cash flows. The Company is in the process of finalizing its discount rate analysis.

In June 2016, the FASB issued a final standard on accounting for credit losses. The new standard is effective for the Company in fiscal 2020 and requires a change in credit loss calculations using the expected loss method. The Company is evaluating the effect of the new standard on its consolidated financial statements and related disclosures.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Revenues

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09 (Topic 606), “Revenue from Contracts with Customers,” using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.  The adoption of Topic 606 had a cumulative impact adjustment to opening retained earnings of $0.1 million as of January 1, 2018 and did not have an impact on revenues recognized for the year ended December 31, 2018.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenue.

The following table presents revenues disaggregated by product category:

	Years Ended December 31,
	2018	2017
Man-made tiles	46%	43%
Natural stone tiles	28	33
Setting and maintenance materials	14	11
Accessories	10	11
Delivery service	2	2
	100%	100%

The Company generates revenues by selling tile products, setting and maintenance materials, accessories, and delivery services to its customers through its store locations. The timing of revenue recognition coincides with the transfer of control of goods and services ordered by the customer, which falls into one of three categories described below:

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

•

Revenue recognized when an order is delivered – If a customer places an order in a store and requests delivery of their order, the Company prepares the contents of their order, initiates the delivery service, and recognizes revenue once the contents of the customer’s order are delivered.

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order.  The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax.  Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered.  Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $7.4 million and $8.1 million as of December  31, 2018 and 2017, respectively. Revenues recognized during the year ended December 31, 2018 included in the customer deposit balance as of the beginning of the period were $7.9 million.

The Company extends financing to qualified professional customers who apply for credit.  The accounts receivable balance was $3.1 million and $2.4 million as of December 31, 2018 and 2017, respectively.  Customers who qualify for an account receive 30-day payment terms.  The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed.  Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund.  The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance.  Historically, the sales returns reserve was presented

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

net of cost of sales in other current liabilities.  Upon adoption of Topic 606, the Company presents the sales returns reserve as an other current liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet.  The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of December 31, 2018 and 2017 are as follows:

	(in thousands)
	December 31,	December 31,
	2018	2017(1)
Other current liabilities	$5,154	$3,139
Other current assets	1,498	-
Sales returns reserve, net	$3,656	$3,139

(1) As of December 31, 2017, the sales returns reserve of $3.1 million was presented net of the expected value of inventory to be returned of $0.9 million.

Note 3: Property Plant and Equipment:

Property, plant and equipment consisted of the following at December 31:

	2018	2017
	(in thousands)
Land	$904	$904
Building and building improvements	25,608	25,417
Leasehold improvements	88,454	84,677
Furniture and fixtures	140,612	129,876
Machinery and equipment	29,424	28,561
Computer equipment and software	33,947	29,851
Vehicles	4,125	3,463
Construction in progress	11,089	6,124
Total property, plant and equipment	334,163	308,873
Less accumulated depreciation	(175,807)	(157,468)
Total property, plant and equipment, net	$158,356	$151,405

Depreciation expense on property and equipment, including capital leases, was $28.4 million, $26.2 million and $23.0 million for the years ended December 31, 2018,  2017 and 2016, respectively. Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the years ended December 31, 2018 and 2017, the Company recorded asset impairment charges of $0.7 million and $1.1 million, respectively.  No impairment charges were recorded during the year ended December 31, 2016.

Note 4: Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2018	2017
	(in thousands)
Customer deposits	$7,383	$8,064
Sales return reserve	5,154	3,139
Accrued wages and salaries	3,689	2,853
Payroll and sales taxes	2,929	2,491
Other current liabilities	5,329	5,866
Total accrued liabilities	$24,484	$22,413

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Long-term Debt

Long-term debt, net of debt issuance costs, consisted of the following at December 31:

	2018		2017
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Costs	Principal	Costs
	(in thousands)
Term note payable (interest at 3.06% at December 31, 2017)	$-	$-	$11,346	$(36)
Commercial bank credit facility	53,000	-	15,000	-
Variable interest rate bonds (1.69% at December 31, 2017)	-	-	705	-
Total debt obligations	53,000	-	27,051	(36)
Less: current portion	-	-	8,855	(22)
Debt obligations, net of current portion	$53,000	$-	$18,196	$(14)

Approximate annual aggregate maturities of debts are as follows: (in thousands):

Fiscal year
2019	$-
2020	-
2021	-
2022	-
2023	53,000
Thereafter	-
Total future maturities payments	$53,000
Less: debt issuance costs	-
Total future maturities payments, net of debt issuance costs	$53,000

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a rate of adjusted LIBOR plus 1.75% and may bear interest in a range between adjusted LIBOR plus 1.50% to adjusted LIBOR plus 2.25%, depending on The Tile Shop’s consolidated total rent adjusted leverage ratio. At December  31, 2018 the base interest rate was 6.25% and the LIBOR-based interest rate was 4.52%.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios.  The Company was in compliance with the covenants as of December  31, 2018.

The Credit Agreement supersedes and replaces in its entirety the Company’s prior senior secured credit facility with Fifth Third Bank dated June 2, 2015, as amended on April 5, 2018, July 17, 2017, February 10, 2017 and December 9, 2016. The Company drew on the revolving line of credit pursuant to the Credit Agreement to refinance the existing term loan, revolving line of credit and interest outstanding under the Company’s prior credit facility, as well as pay $0.4 million in debt issuance costs in connection with the Credit Agreement. Debt issuance costs are classified as other current assets and other assets on the consolidated balance sheet and amortized on a straight line basis over the life of the Credit Agreement.  The Company recorded a $0.1 million charge in interest expense to write-off certain unamortized deferred financing fees associated with its prior credit facility as of the date of the payoff.

Borrowings outstanding consisted of $53.0 million on the revolving line of credit as of December 31, 2018.  In addition, the Company has standby letters of credit outstanding related to its workers compensation and medical insurance policies.  As of December  31, 2018 and 2017, the standby letters of credit totaled $1.1 million. There was $45.9 million available for borrowing on the revolving line of credit as of December 31, 2018, which may be used to support the Company’s growth and for working capital purposes.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Capital Leases:

The Company has one store lease that is accounted for as a capital lease. This lease expires in 2022. Assets acquired under capital leases are included in property, plant and equipment.

As of December 31, 2018, minimum lease payments under the Company's capital lease obligation were as follows (in thousands):

Fiscal year
2019	$215
2020	216
2021	215
2022	90
2023	-
Thereafter	-
Less: amounts representing interest	(160)
Present value of future minimum lease payments	576
Less: current portion	140
Capital lease obligations, net of current portion	$436

Note 6: Commitments and Contingencies

Operating leases:

The Company leases buildings and office space under various operating lease agreements. In addition to rent, most leases require payments of real estate taxes, insurance, and common area maintenance. The leases generally have an initial lease term of ten to fifteen years and contain renewal options and escalation clauses. For leases that contain fixed escalation of the minimum rent or rent holidays, rent expense is recognized on a straight-line basis through the end of the lease term including assumed renewals. The difference between the straight-line rent amounts and amounts payable under the leases is recorded as deferred rent. For the years ended December 31, 2018,  2017 and 2016, rent expense was $35.4 million, $33.8 million, and $29.7 million, respectively.

Annual minimum rentals under non-cancelable operating leases are as follows, for the years ended December 31 (in thousands):

Fiscal year
2019	$35,247
2020	35,647
2021	35,868
2022	36,182
2023	35,843
Thereafter	384,180
Total future maturities payments	$562,967

Legal proceedings:

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Note 7: Fair Value of Financial Instruments:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2018 and 2017 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	December 31, 2018	December 31, 2017
Assets		(in thousands)
Cash and cash equivalents	Level 1	$5,557	$6,621
Restricted cash	Level 1	825	855

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value.  During the years ended December 31, 2018 and 2017, the Company identified property, plant and equipment that would be disposed of prior to the end of their useful lives, which resulted in the recognition of a $0.7 million and $1.1 million charge to write-down these assets to their estimated fair value, respectively. The Company measured the fair value of these assets based on projected cash flows and an estimated risk-adjusted rate of return. Projected cash flows are considered level 3 inputs. No impairment charges were recorded during the year ended December 31, 2016.

The carrying value of the Company’s borrowings under its credit agreement approximate fair value based upon level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Related Party Transactions

On July 9, 2018, Fumitake Nishi, a former Company employee and the brother-in-law of Robert A. Rucker, our former Interim Chief Executive Officer and President, and a member of the Company’s Board, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”).  Nanyang supplies the Company with natural stone products including hand-crafted mosaics, listellos and other accessories. During the years ended December 31, 2018, 2017 and 2016, the Company purchased $12.0 million, $12.8 million, and $8.4 million of products from Nanyang, respectively. As of December 31, 2018 and 2017, the accounts payable due to Nanyang was $1.2 million and $0.9 million, respectively. Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy.  Certain of those violations involved his undisclosed ownership of Nanyang at that time.

Management and the Audit Committee have evaluated the relationship and determined that it would be in the Company’s best interests to continue purchasing products from Nanyang.  The Company believes Nanyang provides an important combination of quality, product availability and pricing, and relying solely on other vendors to supply similar product to the Company would not be in the Company’s best interests.  The Company and the Audit Committee has and will continue to review future purchases from Nanyang and compare the pricing for products purchased from Nanyang to the pricing of same or similar products purchased from unrelated vendors.

The Company employed Adam Rucker, son of Robert A. Rucker, our former Interim Chief Executive Officer and President, and a member of our Board of Directors, as a Director of Information Technology through December 12, 2018. In fiscal years 2018,  2017 and 2016, the Company paid Adam Rucker a total of $112,000, $120,000 and $140,000, respectively. Adam Rucker also received the standard benefits provided to other Company employees during fiscal years 2018,  2017 and 2016.

Note 9: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential common shares outstanding during the period.

Basic and diluted net income per share was calculated as follows:

	2018	2017	2016
	(in thousands, except share and per share data)
Net income	$10,442	$10,819	$18,463
Weighted-average shares outstanding - basic	51,907,619	51,700,045	51,418,600
Dilutive common stock equivalents	181,541	227,832	461,513
Weighted-average shares outstanding - diluted	52,089,160	51,927,877	51,880,113
Basic net income per share	$0.20	$0.21	$0.36
Diluted net income per share	$0.20	$0.21	$0.36
Antidilutive Shares	1,508,616	445,490	373,255

Note 10: Equity Incentive Plans

2012 Plan:

Under the 2012 Omnibus Award Plan,  5,000,000 shares of the Company’s common stock are reserved for issuance pursuant to a variety of stock based compensation awards, including stock options, and restricted stock awards.

Stock Options:

During the years ended December 31, 2018,  2017 and 2016, the Company granted stock options to its employees that included service condition requirements. The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the option valuation models are outlined in the following table:

	2018			2017			2016
Risk-free interest rate	2.75%	–	3.08%	1.89%	–	2.12%	1.15%	–	1.52%
Expected life (in years)	5	–	6	5	–	6	5	–	7
Expected volatility	55%	–	57%	51%	–	55%	52%	–	53%
Dividend yield	2%	–	4%	1%	–	2%	0%	–	0%

The computation of the expected volatility assumptions used in the option valuation models was based on historical volatilities of the Company. The Company used the “simplified” method to calculate the expected term of options granted due to the lack of adequate historical data. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The expected dividend yield for 2018 and 2017 was determined using the historical dividend payout and a trailing twelve month closing stock price on the grant date. The expected dividend yield was zero prior to December 31, 2016 based on the fact that, at that time, the Company had not previously paid dividends. To the extent that actual outcomes differ from the Company's assumptions, the Company is not required to true up grant-date fair value-based expense to final intrinsic values. The weighted average fair value of stock options granted was $3.10,  $5.88, and $7.37 during the years ended December 31, 2018,  2017 and 2016, respectively.

Stock based compensation related to options for the years ended December 31, 2018,  2017 and 2016 was $1.0 million, $1.9 million, and $3.2 million, respectively, and was included in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2018, the total future compensation cost related to non-vested options not yet recognized in the consolidated statement of operations was $2.0 million and is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Avg Grant Date Fair Value	Weighted Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2016	2,624,945	$13.07	$6.30	6.5	$12,757
Granted	443,500	$15.43	$7.37
Exercised	(95,786)	$10.47	$5.40
Cancelled/Forfeited	(612,118)	$12.33	$5.68
Balance, December 31, 2016	2,360,541	$13.84	$6.71	5.7	$15,971
Granted	305,150	$13.49	$5.88
Exercised	(313,372)	$10.07	$5.44
Cancelled/Forfeited	(619,755)	$13.04	$6.29
Balance, December 31, 2017	1,732,564	$14.74	$6.95	4.5	$365
Granted	176,380	$7.19	$3.10
Exercised	-	$-	$-
Cancelled/Forfeited	(520,865)	$18.59	$8.69
Balance, December 31, 2018	1,388,079	$12.34	$5.80	4.9	$-
Exercisable at December 31, 2018	862,663	$13.26	$6.39	3.7
Vested and expected to vest, December 31, 2018	1,388,079	$12.34	$5.80	4.9	$-

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s stock on December 31. No stock options were exercised during fiscal year 2018. The intrinsic value of the stock options exercised during fiscal year 2017 was $4.4 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Options outstanding as of December 31, 2018 are as follows:

Range of Exercise Price				Weighted Average
			Options	Exercise Price	Remaining Contractual Life-Years
$5.00	to	$10.00	687,400	$8.79	6.12
$10.01	to	$15.00	380,304	$12.20	2.81
$15.01	to	$20.00	212,875	$17.86	4.76
$20.01	to	$25.00	74,500	$22.44	5.62
$25.01	to	$30.00	33,000	$29.44	4.56

Restricted Stock:

The Company awards restricted common shares to selected employees and non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain its Adjusted EBITDA targets. The restricted common shares are valued at the grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition.

The following table summarizes restricted stock activity:

	Shares	Weighted Avg Grant Date Fair Value
Nonvested, January 1, 2016	79,036	$17.67
Granted	73,384	$17.60
Vested	(66,536)	$15.55
Forfeited	-	$-
Nonvested, December 31, 2016	85,884	$19.25
Granted	324,184	$13.55
Vested	(47,051)	$19.93
Forfeited	(87,849)	$17.71
Nonvested, December 31, 2017	275,168	$13.03
Granted	682,646	$6.61
Vested	(63,680)	$15.88
Forfeited	(131,617)	$8.70
Nonvested, December 31, 2018	762,517	$7.80

The total expense associated with restricted stock for the years ended December 31, 2018,  2017, and 2016 was $1.7 million, $1.2 million, and $1.1 million, respectively. As of December 31, 2018, there was $4.8 million of total unrecognized expense related to unvested restricted stock awards, which are expected to vest, and will be expensed over a weighted-average period of 3.0 years. The fair value of restricted stock granted in fiscal years 2018 and 2017 was $4.5 million and $4.4 million, respectively. The total fair value of restricted stock that vested in fiscal years 2018 and 2017 was $1.2 million and $1.1 million, respectively. Using the closing stock price of $5.48 on December 31, 2018, the number of restricted shares outstanding and expected to vest was 758,317, with an intrinsic value of $4.2 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes

The components of the provision for income taxes consist of the following:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Current
Federal	$734	$2,721	$10,831
State	638	872	2,560
International	23	30	30
Total Current	1,395	3,623	13,421
Deferred
Federal	2,839	9,354	(363)
State	844	363	(182)
International	80	-	-
Total Deferred	3,763	9,717	(545)
Total Provision for Income Taxes	$5,158	$13,340	$12,876

A majority of the Company's income is from domestic operations.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected the Company, including, but not limited to, a reduction of the corporate income tax rate to 21% effective January 1, 2018 and a one-time mandatory transition tax on accumulated foreign earnings. The Company was required to recognize the effect of the tax law changes in the period of enactment, including determining the transition tax, re-measuring the Company’s U.S. deferred tax assets and liabilities and reassessing the net realizability of the Company’s deferred tax assets and liabilities. Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowed the Company to record provisional amounts during a measurement period not to extend beyond one year after the enactment date.

During 2018, the Company completed its evaluation of the income tax effects of the Tax Act. The Company recorded adjustments to its provisional estimates resulting in a $0.2 million reduction income tax expense concurrent with the filing of its 2017 federal and state income tax returns. The accounting for the income tax effects of the Tax Act is complete as of December 31, 2018.

The following table reflects the effective income tax rate reconciliation for the years ended December 31, 2018,  2017 and 2016:

	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
Tax reform	(1.1)	18.9	-
State income taxes, net of the federal tax benefit	5.7	4.1	4.4
Stock based compensation	7.6	(2.0)	1.6
Other	(0.1)	(0.8)	0.1
Effective tax rate	33.1%	55.2%	41.1%

The Company’s effective tax rate for 2018 was 33.1%, compared to 55.2% in 2017, a decrease of 22.1%.  The decrease in the effective tax rate is primarily attributable to the Tax Act, which reduced the U.S. federal statutory tax rate from 35% in 2017 to 21% in 2018.  Income tax expense in the fourth quarter of 2017 also included a charge to reduce the value of the Company’s deferred tax assets in accordance with the Tax Act, which resulted in an 18.9% increase in the Company’s effective tax rate.  Income tax expense in 2018 includes stock based compensation tax shortfall charges, which increased the Company’s effective tax rate by 7.6%.

The Company’s effective tax rate for 2017 was 55.2% in 2017, compared to 41.1% in 2016, an increase of 14.1%.  The increase in the effective tax rate was primarily attributable to charges recorded to reduce the value of the Company’s deferred tax assets in accordance with the Tax Act, which resulted in an 18.9% increase in the Company’s effective tax rate.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Components of net deferred income taxes are as follows at December 31:

	2018	2017
	(in thousands)
Deferred income tax assets:
Section 743 carryforward	$14,730	$16,508
Leasehold improvement reimbursements	3,719	3,642
Inventory	1,635	1,229
Deferred rent	5,960	5,456
Stock based compensation	1,239	2,016
Other	1,724	1,404
Total deferred income tax assets	$29,007	$30,255

Deferred income tax liabilities
Depreciation	19,821	17,403
Other	1,961	1,198
Total deferred income tax liabilities	21,782	18,601
Net deferred income tax assets	$7,225	$11,654

The Company completed its analysis of the impacts of U.S. tax reform in the fourth quarter of fiscal year 2018. Accordingly, the Company has recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of its foreign subsidiary as of December 31, 2018.  As of December 31, 2018, the total undistributed earnings of the Company's non-U.S. subsidiary is approximately $0.8 million. The Company has provided deferred taxes of $0.1 million on withholding taxes, state taxes, and foreign currency gains and losses due on the repatriation of those earnings.

The Company records interest and penalties through income tax relating to uncertain tax positions. As of December 31, 2018,  2017 and 2016, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

The Company's federal income tax returns for fiscal years 2015 through 2017 tax years are still subject to examination in the U.S. Various state and foreign jurisdiction tax years remain open to examination. The Company believes that any potential assessment would be immaterial to its financial statements.

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

In December 2016, U.S. Bank also contributed $3.2 million to the Investment Fund and, by virtue of such contribution, is entitled to substantially all of the tax benefits derived from the NMTC, while the Company effectively received net loan proceeds equal to U.S. Bank’s contributions to the Investment Fund. This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase U.S. Bank’s interest. The Company believes that U.S. Bank will exercise the put option in December 2023 at the end of the recapture period. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require the Company to indemnify U.S. Bank for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company has determined that the financing arrangement with the Investment Fund and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions of $3.2 million, net of syndications fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.3 million of syndication fees in connection with this transaction, which were classified as other current assets and other non-current assets in the consolidated balance sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of December 31, 2018, the balance of the contribution liability was $2.3 million, of which $0.5 million was classified as other accrued liabilities on the consolidated balance sheet and $1.8 million was classified as other long-term liabilities on the consolidated balance sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund.  Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. During the fiscal year ended December 31, 2017, the Company received reimbursements totaling $6.0 million from the investment fund. As of December 31, 2018, the balance in the Investment Fund available for reimbursement to the Company was $0.8 million.

2013 New Market Tax Credit

In July 2013, the Company entered into a financing transaction with U.S. Bank and Chase Community Equity (“Chase”, and collectively with US. Bank, the “investors”) related to the $19.1 million acquisition, rehabilitation, and construction of the Company’s distribution center and manufacturing facilities in Durant, Oklahoma.  In this transaction, Tile Shop Lending loaned $13.5 million to the Tile Shop Investment Fund LLC.  The investors contributed $5.6 million to the Tile Shop Investment Fund LLC.  The investors are entitled to the tax benefits derived from the NMTC by virtue of their contribution while the Company received the proceeds, net of syndication fees, to apply toward the construction project.  This transaction includes a put/call provision whereby the Company may

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

be obligated or entitled to repurchase the investors’ interest. The Company believes that the investors will exercise the put option in September 2020 at the end of the recapture period. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require the Company to indemnify the investors for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company determined that this financing arrangement contains a VIE.  The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of The Tile Shop Investment Fund LLC. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors’ contributions of $5.6 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the consolidated balance sheet.  The Company is recognizing the benefit of this net $4.4 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of December 31, 2018, the balance of the contribution liability was $2.3 million, of which $0.5 million was classified as other accrued liabilities on the consolidated balance sheet and $1.8 million was classified as other long-term liabilities on the consolidated balance sheet.

Note 13: Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company matched $1.6 million, $1.4 million, and $0.5 million of employee contributions in 2018,  2017, and 2016 and made no discretionary contributions for any of the years presented.

Note 14: Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2018 and 2017 are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
2018
Net sales	$91,134	$92,914	$89,259	$83,947
Gross profit	64,038	65,312	63,011	58,978
Income from operations	6,111	7,442	3,880	705
Net income (loss)	4,011	4,958	2,553	(1,080)
Basic earnings (loss) per share	0.08	0.10	0.05	(0.02)
Diluted earnings (loss) per share	0.08	0.10	0.05	(0.02)

2017
Net sales	$92,135	$89,464	$84,421	$78,580
Gross profit	64,745	62,348	56,662	52,467
Income (loss) from operations	13,533	11,600	4,377	(3,664)
Net income (loss)	8,009	7,723	2,438	(7,351)
Basic earnings (loss) per share	0.16	0.15	0.05	(0.14)
Diluted earnings (loss) per share	0.15	0.15	0.05	(0.14)

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Subsequent Event

On February 19,  2019, the Company declared a $0.05 dividend to stockholders of record as of the close of business on March 4, 2019. The dividend will be paid on March 15, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TILE SHOP HOLDINGS, INC.
Date: February 26, 2019	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes CABELL H. LOLMAUGH and KIRK L. GEADELMANN, or either of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date

/s/ CABELL H. LOLMAUGH	February 26, 2019

Cabell H. Lolmaugh
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ KIRK L. GEADELMANN	February 26, 2019

Kirk L. Geadelmann
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ PETER H. KAMIN	February 26, 2019

Peter H. Kamin
Director and Chairman of the Board of Directors

/s/ PETER J. JACULLO	February 26, 2019

Peter J. Jacullo, Director

/s/ TODD KRASNOW	February 26, 2019

Todd Krasnow, Director

/s/ PHILIP B. LIVINGSTON	February 26, 2019

Philip B. Livingston, Director

/s/ CHRISTOPHER T. COOK	February 26, 2019

Christopher T. Cook, Director

/s/ ROBERT A. RUCKER	February 26, 2019

Robert A. Rucker, Director

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Contribution and Merger Agreement, dated June 27, 2012, by and among JWC Acquisition Corp., The Tile Shop, LLC, members of The Tile Shop, LLC, Nabron International, Inc. Tile Shop Merger Sub, Inc. and Sellers’ representative – incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by JWCAC on June 27, 2012.

3.1	Certificate of Incorporation of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
3.2	Bylaws of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
4.1	Specimen Common Stock Certificate – incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 23, 2012.
10.1*	Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.2*

Amended and Restated Amendment No. 1 to The Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.

10.3*

Form of Indemnification Agreement by and between Tile Shop Holdings, Inc. and each of its directors and executive officers – incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registrant’s Form S-4 dated July 23, 2012.

10.4*	Tile Shop Holdings, Inc. Incentive Stock Option Agreement – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.5*	Tile Shop Holdings, Inc. Nonstatutory Stock Option Agreement – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.6*	Tile Shop Holdings, Inc. Stock Restriction Agreement – incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.7*

Offer Letter Agreement, between Tile Shop Holdings, Inc. and Kirk Geadelmann, dated June 30, 2014 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2014.

10.8

Stipulation of Settlement, among Tile Shop Holdings, Inc., Beaver County Employees’ Retirement Fund and the other parties thereto, dated January 13, 2017 – incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment to Current Report on Form 8-K filed January 20, 2017.

10.9*

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
10.11*

Employment Agreement between Tile Shop Holdings, Inc. and Cabell Lolmaugh, dated February 19, 2018 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2018.

10.12

Credit Agreement, dated as of September 18, 2018, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, Tile Shop Lending, Inc., certain subsidiaries of The Tile Shop, LLC as borrowers, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C issuer – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 19, 2018.

10.13

Security Agreement, dated as of September 18, 2018, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, Tile Security Agreement, dated as of September 18, 2018, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, Tile Shop Lending, Inc., The Tile Shop of Michigan, LLC, and Bank of America, N.A., as Administrative Agent – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 19, 2018.

10.14

Securities Pledge Agreement, dated as of September 18, 2018, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, Tile Shop Lending, Inc., The Tile Shop of Michigan, LLC, and Bank of America, N.A., as Administrative Agent – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 19, 2018.

10.15

Guaranty Agreement, dated as of September 18, 2018, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, Tile Shop Lending, Inc., The Tile Shop of Michigan, LLC, and Bank of America, N.A., as Administrative Agent – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed September 19, 2018.

21.1	Subsidiaries of Tile Shop Holdings, Inc. – incorporated reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm – filed herewith.
24.1	Power of Attorney (included on the “Signatures” page of this Annual Report on Form 10-K).
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
32.1**	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.
32.2**	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Management compensatory plan or arrangement.
**

These certificates are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.