Form 10-Q
period 2019-03-31
TILE SHOP HOLDINGS, INC.
filed 2019-05-09
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	TTS	The Nasdaq Stock Market LLC

As of May 2, 2019, there were 52,951,217  shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$7,936	$5,557
Restricted cash	825	825
Receivables, net	5,942	3,084
Inventories	110,804	110,095
Income tax receivable	3,086	3,548
Other current assets, net	7,904	7,181
Total Current Assets	136,497	130,290
Property, plant and equipment, net	143,785	158,356
Right of use asset	141,791	-
Deferred tax assets	7,249	7,225
Other assets	1,606	1,759
Total Assets	$430,928	$297,630

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,811	$25,853
Income tax payable	64	179
Current portion of lease liability	25,236	-
Other accrued liabilities	28,727	24,484
Total Current Liabilities	85,838	50,516
Long-term debt	50,000	53,000
Long-term lease liability, net	138,550	-
Financing lease obligation, net	398	436
Deferred rent	-	43,579
Other long-term liabilities	3,857	3,752
Total Liabilities	278,643	151,283

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 52,901,733 and 52,707,879 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	170,306	172,255
Accumulated deficit	(17,997)	(25,857)
Accumulated other comprehensive income (loss)	(29)	(56)
Total Stockholders' Equity	152,285	146,347
Total Liabilities and Stockholders' Equity	$430,928	$297,630

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$86,908	$91,134
Cost of sales	25,066	27,096
Gross profit	61,842	64,038
Selling, general and administrative expenses	58,948	57,927
Income from operations	2,894	6,111
Interest expense	(978)	(554)
Other income	15	35
Income before income taxes	1,931	5,592
Provision for income taxes	(611)	(1,581)
Net income	$1,320	$4,011

Income per common share:
Basic	$0.03	$0.08
Diluted	$0.03	$0.08

Weighted average shares outstanding:
Basic	51,961,780	51,881,681
Diluted	52,037,996	51,899,210

Dividends declared per share	$0.05	$0.05

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$1,320	$4,011
Currency translation adjustment	27	30
Other comprehensive income	27	30
Comprehensive income	$1,347	$4,041

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2017	52,156,850	$5	$180,109	$(36,239)	$(1)	$143,874
Adoption of revenue recognition standard	-	-	-	(60)	-	(60)
Balance at January 1, 2018	52,156,850	$5	$180,109	$(36,299)	$(1)	$143,814
Issuance of restricted shares	281,945	-	-	-	-	-
Cancellation of restricted shares	(9,638)	-	-	-	-	-
Stock based compensation	-	-	617	-	-	617
Dividends paid	-	-	(2,600)	-	-	(2,600)
Foreign currency translation adjustments	-	-	-	-	30	30
Net income	-	-	-	4,011	-	4,011
Balance at March 31, 2018	52,429,157	$5	$178,126	$(32,288)	$29	$145,872

Balance at December 31, 2018	52,707,879	$5	$172,255	$(25,857)	$(56)	$146,347
Adoption of lease standard (see Note 1)	-	-	-	6,540	-	6,540
Balance at January 1, 2019	52,707,879	$5	$172,255	$(19,317)	$(56)	$152,887
Issuance of restricted shares	281,173	-	-	-	-	-
Cancellation of restricted shares	(87,319)	-	-	-	-	-
Stock based compensation	-	-	739	-	-	739
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(82)	-	-	(82)
Dividends paid	-	-	(2,606)	-	-	(2,606)
Foreign currency translation adjustments	-	-	-	-	27	27
Net income	-	-	-	1,320	-	1,320
Balance at March 31, 2019	52,901,733	$5	$170,306	$(17,997)	$(29)	$152,285

See accompanying Notes to Consolidated Financial Statements.

 a

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities
Net income	$1,320	$4,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	7,964	7,000
Amortization of debt issuance costs	149	167
Loss on disposals of property, plant and equipment	82	71
Stock based compensation	739	617
Deferred income taxes	64	426
Changes in operating assets and liabilities:
Receivables	(2,858)	(504)
Inventories	(709)	(3,058)
Prepaid expenses and other assets	(806)	(1,771)
Accounts payable	8,429	(6,085)
Income tax receivable / payable	457	1,135
Accrued expenses and other liabilities	4,848	7,849
Net cash provided by operating activities	19,679	9,858
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(12,198)	(4,846)
Proceeds from insurance	610	-
Net cash used in investing activities	(11,588)	(4,846)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	(18,054)	(16,904)
Advances on line of credit	15,000	15,000
Dividends paid	(2,606)	(2,600)
Employee taxes paid for shares withheld	(82)	-
Net cash used in financing activities	(5,742)	(4,504)
Effect of exchange rate changes on cash	30	3
Net change in cash	2,379	511
Cash, cash equivalents and restricted cash beginning of period	6,382	7,476
Cash, cash equivalents and restricted cash end of period	$8,761	$7,987

Cash and cash equivalents	$7,936	$7,152
Restricted cash	825	835
Cash, cash equivalents and restricted cash end of period	$8,761	$7,987

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,478	$1,895
Cash paid for interest	934	558
Cash paid (received) for income taxes, net	-	1

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States.  The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of March 31, 2019, the Company had 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,200 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a final standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet.  This standard also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The Company adopted this standard effective January 1, 2019 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.

The Company determines if an arrangement is a lease at inception. Operating leases are included in right of use assets and lease liabilities on the consolidated balance sheets. The right of use assets and lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The right of use asset is also adjusted for any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease typically at the Company’s own discretion. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term.

This standard provides a number of optional practical expedients in transition.  The Company elected the package of three practical expedients permitted under the transition guidance within this standard, which among other things, allows the Company to carryforward the historical lease classification.  The Company did not separate non-lease components from lease components by class of underlying assets and the Company did not apply the recognition requirements of the standard to short-term leases, as allowed by the standard.

The Company also elected to apply the hindsight practical expedient.  Its election of the hindsight practical expedient resulted in the shortening of lease terms for certain existing leases and the useful lives of corresponding leasehold improvements.  In its application of the hindsight practical expedient,  the Company considered recent investments in leased properties and its overall real estate strategy, which resulted in the determination that most renewal options would not be reasonably certain in determining the expected lease term.

Upon adopting this standard, the Company established a right of use asset of $147.2 million and lease liabilities of $169.9 million, reduced deferred rent by $44.6 million, and recorded a cumulative effect adjustment to retained earnings of $22.0 million. This retained earnings impact was due to the election of the hindsight practical expedient which resulted in a decrease in the cumulative difference between the straight-line rent expense and rental payments that had been made between the inception of each lease and January 1, 2019. The change in the useful life assigned to certain leasehold improvements resulted in a $15.3 million reduction in

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

fixed assets and retained earnings.  The adoption of this standard did not have a material impact on net income or cash flows during the three months ended March 31, 2019. See Note 8 for further details.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued a final standard on accounting for credit losses. The standard is effective for the Company in fiscal 2020 and requires a change in credit loss calculations using the expected loss method. The Company is evaluating the effect of this standard on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued a final standard which provides guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The standard requires customers of cloud computing services to recognize an intangible asset for the software license and, to the extent that payments attributable to the software license are made over time, a liability is also recognized. The standard also allows customers of cloud computing services to capitalize certain implementation costs. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The standard will become effective for the Company at the beginning of its 2020 fiscal year, although early adoption is permitted for all entities. The Company is evaluating the effect of the standard on its consolidated financial statements.

Note 2: Revenues

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenues.

The following table presents revenues disaggregated by product category:

	For the three months ended
	March 31,
	2019	2018
Man-made tiles	46%	45%
Natural stone tiles	29	29
Setting and maintenance materials	13	13
Accessories	11	11
Delivery service	1	2
Total	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order.  The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax.  Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered.  Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $9.8 million and $7.4 million as of March 31, 2019 and December 31, 2018, respectively.  Revenues

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

recognized during the three-month period ended March 31, 2019 that were included in the customer deposit balance as of the beginning of the period were $6.6 million.

Accounts receivable include amounts due from qualified professional customers who apply for credit.  Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $5.9 million and $3.1 million at March 31, 2019 and December 31, 2018, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed.  Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund.  The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance.  Historically, the sales returns reserve was presented net of cost of sales in other current liabilities. The Company presents the sales returns reserve as an other current liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet.  The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018 are as follows:

	(in thousands)
	March 31,	December 31,
	2019	2018
Other current liabilities	$5,875	$5,154
Other current assets	1,746	1,498
Sales returns reserve, net	$4,129	$3,656

Note 3: Inventories

Inventories are stated at the lower of cost (determined on the weighted-average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of March 31, 2019 and December 31, 2018:

	(in thousands)
	March 31,	December 31,
	2019	2018
Finished goods	$102,501	$98,776
Raw materials	2,647	2,114
Finished goods in transit	5,656	9,205
Total	$110,804	$110,095

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.9 million and $0.3 million as of March 31, 2019 and December 31, 2018, respectively.

Note 4: Income taxes

The Company's effective tax rate on net income before income taxes for the three months ended March 31, 2019 and 2018 was 31.6% and 28.3%, respectively. The difference between the Company’s effective rate of 31.6% and the expected federal statutory rate of 21.0% for the three months ended March 31, 2019 is primarily due to state income taxes and stock based compensation tax shortfall charges. For the three months ended March 31, 2019 and 2018, the Company recorded a provision for income taxes of $0.6 million and $1.6 million, respectively. The decrease in the provision for income taxes is due to lower pretax earnings.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of March 31, 2019 and 2018, the Company has not recognized any liabilities for uncertain tax positions, nor have interest and penalties related to uncertain tax positions been accrued.

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

Basic and diluted earnings per share were calculated as follows:

	(all amounts in thousands except share and per share data)
	For the three months ended
	March 31,
	2019	2018
Net income	$1,320	$4,011
Weighted average shares outstanding - basic	51,961,780	51,881,681
Effect of dilutive securities attributable to stock based awards	76,216	17,529
Weighted average shares outstanding - diluted	52,037,996	51,899,210
Income per common share:
Basic	$0.03	$0.08
Dilutive	$0.03	$0.08
Anti-dilutive securities excluded from earnings per share calculation	1,639,659	1,971,066

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	March 31,	December 31,
	2019	2018
Customer deposits	$9,783	$7,383
Accrued wages and salaries	3,353	3,689
Sales returns reserve	5,875	5,154
Payroll and sales taxes	4,327	2,929
Other current liabilities	5,389	5,329
Total other accrued liabilities	$28,727	$24,484

Note 7: Long-term Debt

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a rate of adjusted LIBOR plus 1.75% and may bear interest in a range between adjusted LIBOR plus 1.50% to adjusted LIBOR plus 2.25%, depending on The Tile Shop’s consolidated total rent adjusted leverage ratio. At March 31, 2019 the base interest rate was 6.50% and the LIBOR-based interest rate was 4.49%. Borrowings outstanding consisted of $50.0 million on the revolving line of credit as of March 31, 2019.  In addition, the Company has standby letters of credit outstanding related to its workers compensation and medical insurance policies.  As of March 31, 2019 and 2018, the standby letters of credit totaled $1.2 million and $1.1 million, respectively. There was $48.8 million available for borrowing on the revolving line of credit as of March 31, 2019, which may be used to support the Company’s growth and for working capital purposes.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios.  The Company was in compliance with the covenants as of March 31, 2019.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 8: Leases

The Company leases its retail stores, certain distribution space, and office space. Leases generally have a term of ten to fifteen years, and contain renewal options. Assets acquired under operating leases are included in the Company’s right of use assets in the accompanying Consolidated Balance Sheet. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants. The depreciable life of assets and leasehold improvements is limited by the expected lease term.

Leases (in thousands)	Classification	March 31, 2019
Assets
Operating lease assets	Right of use asset	$141,791
Financing lease assets	Property, plant and equipment, net of accumulated depreciation	150
Total leased assets		$141,941

Liabilities
Current
Operating	Current portion of lease liability	$25,236
Financing	Other accrued liabilities	145
Noncurrent
Operating	Long-term lease liability, net	138,550
Financing	Other long-term liabilities	398
Total lease liabilities		$164,329

Lease cost (in thousands)		March 31, 2019
Operating lease cost	SG&A expenses	$8,013
Financing lease cost
Amortization of leased assets	Depreciation and amortization	12
Interest on lease liabilities	Interest expense	21
Variable lease cost(1)		3,225
Short term lease cost		264
Net lease cost		$11,535

(1) Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.

Maturity of Lease Liabilities (in thousands)	Operating Leases	Financing Leases	Total
2019	$26,177	$162	$26,339
2020	34,252	216	34,468
2021	32,677	215	32,892
2022	29,741	90	29,831
2023	24,691	-	24,691
Thereafter	52,125	-	52,125
Total lease payments	199,663	683	200,346
Less: interest	(35,877)	(140)	(36,017)
Present value of lease liabilities	$163,786	$543	$164,329

Other Information (in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,602
Operating cash flows from financing leases	$21
Financing cash flows from financing leases	$33

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining term (years)
Operating leases	6.4
Financing leases	3.2
Weighted-average discount rate
Operating leases	6.21%
Financing leases	14.73%

Note 9: Fair Value of Financial Instruments

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

The following table sets forth by Level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2019 and December 31, 2018 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	March 31, 2019	December 31, 2018
Assets	(in thousands)
Cash and cash equivalents	Level 1	$7,936	$5,557
Restricted cash	Level 1	825	825

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

assets are written down to fair value. The Company did not recognize any significant impairment losses during the three months ended March 31, 2019 and 2018.

The carrying value of the Company’s borrowings under its Credit Agreement approximate fair value based upon Level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Note 10: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three months ended March 31, 2019 and 2018 include compensation cost for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was $0.3 million for both the three months ended March 31, 2019 and 2018. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of March 31, 2019, the Company had outstanding stock options to purchase 1,632,585 shares of common stock at a weighted average exercise price of $11.17.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of March 31, 2019, the Company had 916,434 outstanding restricted common shares.

Note 11: New Market Tax Credit

2016 New Market Tax Credit

In December 2016, the Company entered into a financing transaction with U.S. Bank Community, LLC (“U.S. Bank”) related to a $9.2 million expansion of the Company’s facility in Durant, Oklahoma. In this transaction, which was conducted under a qualified New Markets Tax Credit (“NMTC”) program, Tile Shop Lending, Inc. (“Tile Shop Lending”) loaned $6.7 million to Twain Investment Fund 192 LLC (the “Investment Fund”) at an interest rate of 1.37% per year and with a maturity date of December 31, 2046. The Investment Fund then contributed the loan to a community development entity (a “CDE”), which, in turn, loaned the funds on similar terms to Tile Shop of Oklahoma, LLC, an indirect, wholly-owned subsidiary of Holdings. In December 2016, U.S. Bank also contributed $3.2 million to the Investment Fund and, by virtue of such contribution, is entitled to substantially all of the tax benefits derived from the NMTC, while the Company effectively received net loan proceeds equal to U.S. Bank’s contributions to the Investment Fund. This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase U.S. Bank’s interest. The Company believes that U.S. Bank will exercise the put option in December 2023 at the end of the recapture period. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require the Company to indemnify U.S. Bank for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company has determined that the financing arrangement with the Investment Fund and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions of $3.2 million, net of syndications fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.3 million of syndication fees in connection with this transaction, which were classified as other current assets and other non-current assets in the consolidated balance sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of March 31, 2019, the balance of the contribution liability was $2.2 million, of which $0.5 million was classified as other accrued liabilities on the Consolidated Balance Sheet and $1.7 million was classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of March 31, 2019, the balance in the Investment Fund available for reimbursement to the Company was $0.8 million.

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

The Company determined that this financing arrangement contains a VIE.  The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of The Tile Shop Investment Fund LLC. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors’ contributions, of $5.6 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the consolidated balance sheet.  The Company is recognizing the benefit of this net $4.4 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of March 31, 2019, the balance of the contribution liability was $0.9 million, of which $0.7 million was classified as other accrued liabilities on the Consolidated Balance Sheet and $0.2 million was classified as other long-term liabilities on the Consolidated Balance Sheet.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 12: Related Party Transactions

On July 9, 2018, Fumitake Nishi, the brother-in-law of the Company’s Director Robert Rucker and a former Company employee, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”).  Nanyang supplies the Company with natural stone products including hand-crafted mosaics, listellos and other accessories. During the twelve months ended December 31, 2018, the Company purchased $12.0 million of products from Nanyang. During the three months ended March  31, 2019, the Company purchased $1.2 million of products from Nanyang.  Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy.  Certain of those violations involved his undisclosed ownership of Nanyang at that time.

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

Note 13: Subsequent Events

On April 30, 2019, the Company declared a $0.05 dividend to stockholders of record as of the close of business on May 6, 2019. The dividend will be paid on May  17, 2019.

On April 29, 2019, the Board of Directors of the Company authorized a share repurchase program (the “Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed  $15,000,000. The Program began on May 2, 2019 and will continue indefinitely until the full repurchase amount has been utilized or the Board of Directors terminates the Program.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q relate to, among other things, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; our expectations regarding financing arrangements; our expectations with respect to dividend payments; our expectations with respect to ongoing compliance with the terms of our credit facility; and our expectations with respect to remediation of our identified material weaknesses.

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the level of demand for our products and our ability to introduce new products that satisfy market demand; our ability to grow and remain profitable in the highly competitive retail tile industry, our ability to access additional capital; our ability to attract and retain qualified personnel; unexpected delays or expenses related to opening new stores and maintaining or renovating existing stores; changes to economic or market conditions and customer preferences; disruptions in our supply chain or inventory management; unanticipated issues with respect to remediation of our identified material weaknesses; and those factors set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and the additional Risk Factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

There is no assurance that our expectations will be realized. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated, or projected. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of March 31, 2019, we operated 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,200 square feet.

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

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened one new store and closed one store at the end of its lease in the first three months of 2019, and opened two new stores during 2018. Between April 1, 2018 and March 31, 2019, we opened one new store and closed one store. We plan to open an additional five stores in 2019, of which one is a relocation. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill transactions at these new locations.

For the three months ended March 31, 2019 and 2018, we reported net sales of $86.9 million and $91.1 million, respectively. The decrease in sales for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a decline in comparable stores sales of 4.2%, or $3.8 million. In addition, we had one less store in the comparable base during the three months ended March 31, 2019, which resulted in a $0.4 million decrease in net sales. The decrease in sales at comparable stores for the three months ended March 31, 2019 was due to weaker store traffic and customer experience issues following the implementation of a new enterprise resource planning system and the launch of our new website. Poor weather in the Midwest and Northeast as well as a $0.8 million reduction in advertising spend also contributed to the decrease in traffic during the three months ended March 31, 2019.

The table below sets forth information about our comparable store sales decline for the three months ended March 31, 2019 and 2018.

	For the three months ended
	March 31,
	2019	2018
Comparable store sales decline	(4.2)%	(6.8)%

For the three months ended March 31, 2019 and 2018, we reported gross profit of $61.8 million and $64.0 million, respectively. The gross margin rate was 71.2% and 70.3% for the three months ended March 31, 2019 and 2018, respectively. The increase in gross margin rate was primarily driven by higher pricing on new products added to our assortment over the last twelve months.

For the three months ended March 31, 2019 and 2018, we reported income from operations of $2.9 million and $6.1 million, respectively.  The decrease in income from operations was primarily driven by a decrease in net sales and increased selling, general and administrative expenses.

Net cash provided by operating activities was $19.7 million and $9.9 million for the three months ended March 31, 2019 and 2018, respectively, which was used to fund operations, new store construction activities, store remodels, merchandising and information technology investment, dividends and debt repayments. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows.

On April 29, 2019, our Board of Directors authorized a share repurchase program (the “Program”), pursuant to which we may, from time to time, purchase shares of our common stock for an aggregate repurchase price not to exceed $15,000,000. The Program began on May 2, 2019 and will continue indefinitely until the full repurchase amount has been utilized or our Board of Directors terminates the Program.

Key Components of our Consolidated Statements of Income

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

Cost of Sales –  Cost of sales consists primarily of material costs, freight, customs and duties fees, and storage and delivery of product to the customers, as well as physical inventory losses and costs associated with manufacturing of setting and maintenance materials.

Selling, General, and Administrative Expenses –  Selling, general, and administrative expenses consists primarily of compensation costs, occupancy, utilities, maintenance costs, advertising costs, shipping and transportation expenses to move inventory from our distribution centers to our stores, depreciation and amortization.

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

We believe that this non-GAAP financial measure provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP financial measure to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. This non-GAAP financial measure is used in monthly financial reports prepared for management and our Board of Directors. We believe that the use of this non-GAAP financial measure provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial performance with other specialty retailers, many of which present  a similar non-GAAP financial measure to investors.

The reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2019 and 2018 is as follows:

	(in thousands)
	Three Months Ended
	March 31,
	2019	% of sales(1)	2018	% of sales
Net income	$1,320	1.5%	$4,011	4.4%
Interest expense	978	1.1%	554	0.6%
Income taxes	611	0.7%	1,581	1.7%
Depreciation & amortization	7,964	9.2%	7,000	7.7%
Stock based compensation	739	0.8%	617	0.7%
Adjusted EBITDA	$11,612	13.4%	$13,763	15.1%

(1) Amounts do not foot due to rounding.

We calculate pretax return on capital employed by taking income from operations divided by capital employed. Capital employed equals total assets less accounts payable, income taxes payable, other accrued liabilities, lease liability, deferred rent and other long-term liabilities.  We believe this non-GAAP financial measure is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate pretax return on capital employed differently, which limits the usefulness of the measure for comparative purposes.

The calculation of pretax return on capital employed is as follows:

($ in thousands)	March 31,
	2019(1)	2018(1)
Income from Operations (trailing twelve months)	$13,347	$16,324

Total Assets	328,030	266,994
Less: Accounts payable	(29,242)	(22,020)
Less: Income tax payable	(116)	(150)
Less: Other accrued liabilities	(27,035)	(24,713)
Less: Lease liability(2)	(67,122)	(40,670)
Less: Other long-term liabilities	(3,937)	(4,895)
Capital Employed	$200,578	$174,546

Pretax Return on Capital Employed	6.7%	9.4%

(1) Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

(2) Represents the average lease liability and deferred rent account balances for the four quarters ended as of each of the balance sheet dates.

Our management does not consider these non-GAAP financial measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recognized in our consolidated financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which expenses and income are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, management presents its non-GAAP financial measures in connection with GAAP results. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures and not to rely on any single financial measure to evaluate our business.

Results of Operations

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

	(in thousands)
	2019	% of sales(1)	2018	% of sales
Net sales	$86,908		$91,134
Cost of sales	25,066	28.8%	27,096	29.7%
Gross profit	61,842	71.2%	64,038	70.3%
Selling, general and administrative expenses	58,948	67.8%	57,927	63.6%
Income from operations	2,894	3.3%	6,111	6.7%
Interest expense	(978)	(1.1)%	(554)	(0.6)%
Other income	15	0.0%	35	0.0%
Income before income taxes	1,931	2.2%	5,592	6.1%
Provision for income taxes	(611)	(0.7)%	(1,581)	(1.7)%
Net income	$1,320	1.5%	$4,011	4.4%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the first quarter of 2019 decreased $4.2 million, or 4.6%, compared with the first quarter of 2018, primarily due to a $3.8 million decrease in net sales generated by comparable stores. The decrease in sales at comparable stores for the three months ended March 31, 2019 was due to weaker store traffic and customer experience issues following the implementation of a new enterprise resource planning system and the launch of our new website. Poor weather in the Midwest and Northeast as well as a $0.8 million reduction in advertising spend also contributed to the decrease in traffic during the three months ended March 31, 2019. In addition, we had one less store in the comparable store base during the first quarter of 2019, which resulted in a $0.4 million decrease in net sales.

Gross Profit Gross profit for the first quarter of 2019 decreased $2.2 million, or 3.4%, compared with the first quarter of 2018 primarily due to a decrease in net sales. The gross margin rate was 71.2% and 70.3% for the three months ended March 31, 2019 and 2018, respectively. The increase in gross margin rate was primarily driven by higher pricing on new products added to our assortment over the last twelve months.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the first quarter of 2019 increased $1.0 million, or 1.8%, compared with the first quarter of 2018.  Depreciation expense increased $1.0 million in the first quarter of 2019 compared to the first quarter of 2018. First quarter selling, general and administrative expenses also included approximately $2.5 million of expense related to the implementation of our new enterprise resource planning system. The increases in expenses were partially offset by lower variable expenses of approximately $1.0 million, a $0.8 million decrease in advertising expenses and a $0.6 million decrease in transportation expenses.

Pre-opening Costs During both the first quarter of 2019 and 2018, we incurred pre-opening costs of $0.1 million.

Interest Expense Interest expense was $1.0 million and $0.6 million for the first quarter of 2019 and 2018, respectively. The increase was due to higher average debt balances and higher interest rates during the first quarter of 2019.

Provision for Income Taxes Income tax provision decreased $1.0 million for the first quarter of 2019 compared with the first quarter of 2018 due to a decrease in income before income taxes. Our effective tax rate for the three months ended March 31, 2019 and 2018 was 31.6% and 28.3%, respectively.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $7.9 million of cash and cash equivalents at March 31, 2019, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, executing share repurchases, reducing outstanding debt, and general corporate purposes. We intend to continue our regular quarterly dividend, which will enable us to return excess cash to stockholders. Future dividend payments are subject to the approval of the Board of Directors each quarter.

On September 18, 2018, we and our operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides us with a senior credit facility consisting of a $100 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a rate of adjusted LIBOR plus 1.75% and may bear interest in a range between adjusted LIBOR plus 1.50% to adjusted LIBOR plus 2.25%, depending on The Tile Shop’s consolidated total rent adjusted leverage ratio. At March 31, 2019, the base interest rate was 6.50% and the LIBOR-based interest rate was 4.49%.  Borrowings outstanding consisted of $50.0 million on the revolving line of credit as of March 31, 2019.  We also have standby letters of credit outstanding related to our workers compensation and medical insurance policies. As of March 31, 2019 and 2018, the standby letters of credit totaled $1.2 million and $1.1 million, respectively. There was $48.8 million available for borrowing on the revolving line of credit as of March 31, 2019, which may be used to support our growth and for working capital purposes.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios.  We were in compliance with the covenants as of March 31, 2019.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months.

Capital Expenditures

Capital expenditures were $12.2 million and $4.8 million for the three months ended March 31, 2019 and 2018, respectively. The increase in capital expenditures is primarily due to increased investments in store remodels, merchandising, and information technology investments.

Cash flows

The following table summarizes our cash flow data for the three months ended March 31, 2019 and 2018.

	(in thousands)
	Three Months Ended
	March 31,
	2019	2018
Net cash provided by operating activities	$19,679	$9,858
Net cash used in investing activities	(11,588)	(4,846)
Net cash used in financing activities	(5,742)	(4,504)

Operating activities

Net cash provided by operating activities during the three months ended March 31, 2019 was $19.7 million compared with $9.9 million during the three months ended March 31, 2018. The increase is attributable to improved working capital management.

Investing activities

Net cash used in investing activities totaled $11.6 million for the three months ended March 31, 2019 compared with $4.8 million for the three months ended March 31, 2018. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, asset additions in our distribution and manufacturing facilities, information technology infrastructure, and general corporate information technology assets.

Financing activities

Net cash used in financing activities was $5.7 million for the three months ended March 31, 2019 compared with $4.5 million for the three months ended March 31, 2018.  Net cash used in financing activities during the three months ended March 31, 2019 was primarily $18.1 million for the payments of long-term debt and financing lease obligations and $2.6 million in dividends paid to stockholders, offset by advances on the revolving line of credit of $15.0 million.

Cash and cash equivalents totaled $7.9 million at March 31, 2019 compared with $5.6 million at December 31, 2018. Working capital was $50.7 million at March 31, 2019 compared with $79.8 million at December 31, 2018. The decrease in working capital during the first quarter of 2019 was due to the new accounting standard for leases, which added a current portion of lease liability to the Consolidated Balance Sheet.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Arrangements

As of March 31, 2019, there were no material changes to our contractual obligations outside the ordinary course of business.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a final standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet.  This standard also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  We adopted this standard effective January 1, 2019 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.

We determine if an arrangement is a lease at inception. Operating leases are included in right of use assets and lease liabilities on the consolidated balance sheets. The right of use assets and lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, we use the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The right of use asset is also adjusted for any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease typically at our own discretion. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in its lease term.

This standard provides a number of optional practical expedients in transition.  We elected the package of three practical expedients permitted under the transition guidance within this standard, which among other things, allows us to carryforward the historical lease classification.  We did not separate non-lease components from lease components by class of underlying assets and we did not apply the recognition requirements of the standard to short-term leases, as allowed by the standard.

We also elected to apply the hindsight practical expedient.  Our election of the hindsight practical expedient resulted in the shortening of lease terms for certain existing leases and the useful lives of corresponding leasehold improvements.  In our application of the hindsight practical expedient,  we considered recent investments in leased properties and our overall real estate strategy, which resulted in the determination that most renewal options would not be reasonably certain in determining the expected lease term.

Upon adopting this standard, we established a right of use asset of $147.2 million and lease liabilities of $169.9 million, reduced deferred rent by $44.6 million, and recorded a cumulative effect adjustment to retained earnings of $22.0 million. This retained earnings impact was due to the election of the hindsight practical expedient which resulted in a decrease in the cumulative difference between the straight-line rent expense and rental payments that had been made between the inception of each lease and January 1, 2019. We also adjusted the useful life assigned to certain leasehold improvements, which resulted in a $15.3 million reduction in fixed assets and retained earnings.  The adoption of this standard did not have a material impact on net income or cash flows during the three months ended March 31, 2019.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued a final standard on accounting for credit losses. This standard is effective for us in fiscal 2020 and requires a change in credit loss calculations using the expected loss method. We are evaluating the effect of this standard on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued a final standard which provides guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The standard requires customers of cloud computing services to recognize an intangible asset for the software license and, to the extent that payments attributable to the software license are made over time, a liability is also recognized. The standard also allows customers of cloud computing services to capitalize certain implementation costs. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The standard will become effective for us at the beginning of its 2020 fiscal year, although early adoption is permitted for all entities. We are evaluating the effect of the standard on our consolidated financial statements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019 and have concluded that our disclosure controls and procedures were not effective as of March 31, 2019 due to material weaknesses in our internal control over financial reporting as described below.

On January 1, 2019, we implemented a new enterprise resource planning (“ERP”) system on a company-wide basis.  During the quarter ended March 31, 2019, we identified two material weaknesses in internal control over financial reporting that arose from the new ERP system implementation. The two material weaknesses are:

•

The ineffective design and implementation of effective controls with respect to the ERP system conversion.  Specifically, we did not exercise sufficient corporate governance and oversight, design effective controls over the ERP implementation to ensure appropriate data conversion and data integrity, or provide sufficient end user training to our employees to ensure that our employees could effectively operate the system and carry out their responsibilities.

•

The ineffective design and implementation of information technology (“IT”) general controls for the ERP system that are relevant to the preparation of our financial statements.  Specifically, we did not (i) maintain adequate control over user access to the ERP system to ensure appropriate segregation of duties and to restrict access to financial applications and data; and (ii) maintain adequate documentation practices surrounding management and control of IT changes affecting financial IT applications.

Management has been actively engaged in developing remediation plans to address the control deficiencies outlined above.  The remediation efforts include the following:

•

Corporate Governance and Oversight – We have established a plan to help stabilize the ERP system and address the control deficiencies arising from the conversion.  We have shared this plan with our Audit Committee and will provide periodic updates with respect to our progress.  Additionally, we have hired a senior professional overseeing the effort to design, implement, and ensure the ongoing execution of our IT general controls.

•	Data Integrity and Data Conversion – We continue to perform validations on data included in the new ERP system.
•	End User Training – We are developing and providing additional training to employees to enhance their understanding of the new ERP system.
•

User Access – We are addressing segregation of duties by establishing user roles specific to the nature of each job function.  We are also establishing controls to ensure appropriate authorization of new user access requests and we will perform routine reviews of user access.

•

Change Management – We are restricting the number of users who have the ability to make changes to the ERP system.  We are also establishing documentation requirements surrounding the testing, approval and implementation of changes that affect financial applications.

We started the remediation steps outlined above prior to March 31, 2019.

Changes in Internal Control over Financial Reporting

On January 1, 2019, we implemented an ERP system on a company-wide basis.  The implementation resulted in the two material weaknesses identified above. We believe we have developed an appropriate plan to remediate and have begun our remediation efforts related to the material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, subject to claims and disputes arising in the normal course of business.  In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position, or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 other than with respect to the risk factors discussed below.

Implementation of our new enterprise resource planning system has adversely impacted and could continue to negatively affect our business.

We rely extensively on our information technology (“IT”) systems to assist us in managing our business and summarizing our operational results.  On January 1, 2019 we deployed a company-wide new enterprise resource planning (“ERP”) system.  The new ERP system was implemented to position the Company for long-term growth, further enhance operating efficiencies and provide more effective management of our business operations, including sales order processing, inventory control, purchasing and supply chain management, and financial reporting.   Implementing the new ERP system has been costly and has required, and may continue to require, the investment of significant personnel and financial resources.  In addition to the risks inherent in the conversion to any new IT system, including the loss of information, disruption to our normal operations, and changes in accounting procedures, the implementation of our new ERP system has resulted in operational and reporting disruptions related to the conversion of existing customer orders, processing of new customer orders and maintaining an effective internal control environment.

Failure to properly or adequately address any issues with our new ERP system could result in increased costs and the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal control over financial reporting and ability to manage our business effectively.  While the ERP system is intended to further improve and enhance our information management systems, the ongoing implementation of this new ERP system exposes us to the risks of integrating that system with our existing systems and processes, including possible continued disruption of our financial reporting.

We have identified two material weaknesses in our internal control over financial reporting which, if not remediated, could result in material misstatements of our financial statements.

During the quarter ended March 31, 2019, we identified material weaknesses in internal control over financial reporting that pertain to our ERP system conversion that took place on January 1, 2019 involving (1) the ineffective design and implementation of effective controls with respect to the ERP system conversion, and (2) the ineffective design and implementation of IT general controls for information systems that are relevant to the preparation of financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Although we have developed and are implementing a plan to remediate these material weaknesses and believe, based on our evaluation to date, that these material weaknesses will be remediated in a timely fashion, we cannot ensure that this will occur within a specific timeframe. These material weaknesses will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our financial statements. Moreover, we cannot ensure that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and materially and adversely impact our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
January 1, 2019 - January 31, 2019	-		$0.00		-	-
February 1, 2019 - February 28, 2019	20,627	(1)	6.14	(1)	-	-
March 1, 2019 - March 31, 2019	1,534	(2)	0.00	(2)	-	-
	22,161		$1.45		-	-
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

On April 29, 2019, our Board of Directors authorized a share repurchase program (the “Program”), pursuant to which we may, from time to time, purchase shares of our common stock for an aggregate repurchase price not to exceed $15,000,000. The Program began on May 2, 2019 and will continue indefinitely until the full repurchase amount has been utilized or the Board of Directors terminates the Program.

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

4.1

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-182482) filed with the Securities and Exchange Commission on July 23, 2012).

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

TILE SHOP HOLDINGS, INC.

Dated: May 9, 2019	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: May 9, 2019	By:	/s/ KIRK L. GEADELMANN
Kirk L. Geadelmann
Chief Financial Officer