Form 10-Q
period 2019-06-30
TILE SHOP HOLDINGS, INC.
filed 2019-08-02
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 29, 2019, there were 50,913,800 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$4,403	$5,557
Restricted cash	825	825
Receivables, net	4,961	3,084
Inventories	106,657	110,095
Income tax receivable	3,646	3,548
Other current assets, net	7,412	7,181
Total Current Assets	127,904	130,290
Property, plant and equipment, net	140,636	158,356
Right of use asset	142,087	-
Deferred tax assets	5,290	7,225
Other assets	1,408	1,759
Total Assets	$417,325	$297,630

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,600	$25,853
Income tax payable	30	179
Current portion of lease liability	25,997	-
Other accrued liabilities	25,395	24,484
Total Current Liabilities	75,022	50,516
Long-term debt	63,000	53,000
Long-term lease liability, net	137,340	-
Financing lease obligation, net	358	436
Deferred rent	-	43,579
Other long-term liabilities	3,582	3,752
Total Liabilities	279,302	151,283

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 50,615,489 and 52,707,879 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	157,961	172,255
Accumulated deficit	(19,889)	(25,857)
Accumulated other comprehensive income (loss)	(54)	(56)
Total Stockholders' Equity	138,023	146,347
Total Liabilities and Stockholders' Equity	$417,325	$297,630

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$88,903	$92,914	$175,811	$184,048
Cost of sales	27,543	27,602	52,609	54,698
Gross profit	61,360	65,312	123,202	129,350
Selling, general and administrative expenses	60,562	57,870	119,510	115,797
Income from operations	798	7,442	3,692	13,553
Interest expense	(943)	(597)	(1,921)	(1,151)
Other income	2	37	17	72
(Loss) income before income taxes	(143)	6,882	1,788	12,474
Provision for income taxes	(11)	(1,924)	(622)	(3,505)
Net (loss) income	$(154)	$4,958	$1,166	$8,969

(Loss) income per common share:
Basic	$0.00	$0.10	$0.02	$0.17
Diluted	$0.00	$0.10	$0.02	$0.17

Weighted average shares outstanding:
Basic	50,999,341	51,887,094	51,476,442	51,884,402
Diluted	50,999,341	52,019,881	51,573,410	51,996,263

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) income	$(154)	$4,958	$1,166	$8,969
Currency translation adjustment	(25)	(37)	2	(7)
Other comprehensive (loss) income	(25)	(37)	2	(7)
Comprehensive (loss) income	$(179)	$4,921	$1,168	$8,962

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at March 31, 2018	52,429,157	$5	$178,126	$(32,288)	$29	$145,872
Issuance of restricted shares	113,337	-	-	-	-	-
Cancellation of restricted shares	(34,404)	-	-	-	-	-
Stock based compensation	-	-	598	-	-	598
Dividends paid	-	-	(2,600)	-	-	(2,600)
Foreign currency translation adjustments	-	-	-	-	(37)	(37)
Net income	-	-	-	4,958	-	4,958
Balance at June 30, 2018	52,508,090	$5	$176,124	$(27,331)	$(8)	$148,790

Balance at March 31, 2019	52,901,733	$5	$170,306	$(17,997)	$(29)	$152,285
Adoption of lease standard deferred tax asset adjustment (see Note 1)	-	-	-	(1,738)	-	(1,738)
Balance at March 31, 2019	52,901,733	$5	$170,306	$(19,735)	$(29)	$150,547
Issuance of restricted shares	76,275	-	-	-	-	-
Cancellation of restricted shares	(55,496)	-	-	-	-	-
Repurchase of common stock	(2,307,023)	-	(10,455)	-	-	(10,455)
Stock based compensation	-	-	770	-	-	770
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(54)	-	-	(54)
Dividends paid	-	-	(2,606)	-	-	(2,606)
Foreign currency translation adjustments	-	-	-	-	(25)	(25)
Net income	-	-	-	(154)	-	(154)
Balance at June 30, 2019	50,615,489	$5	$157,961	$(19,889)	$(54)	$138,023

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2017	52,156,850	$5	$180,109	$(36,239)	$(1)	$143,874
Adoption of revenue recognition standard	-	-	-	(60)	-	(60)
Balance at January 1, 2018	52,156,850	$5	$180,109	$(36,299)	$(1)	$143,814
Issuance of restricted shares	395,282	-	-	-	-	-
Cancellation of restricted shares	(44,042)	-	-	-	-	-
Stock based compensation	-	-	1,215	-	-	1,215
Dividends paid	-	-	(5,200)	-	-	(5,200)
Foreign currency translation adjustments	-	-	-	-	(7)	(7)
Net income	-	-	-	8,969	-	8,969
Balance at June 30, 2018	52,508,090	$5	$176,124	$(27,331)	$(8)	$148,790

Balance at December 31, 2018	52,707,879	$5	$172,255	$(25,857)	$(56)	$146,347
Adoption of lease standard (see Note 1)	-	-	-	4,802	-	4,802
Balance at January 1, 2019	52,707,879	$5	$172,255	$(21,055)	$(56)	$151,149
Issuance of restricted shares	357,448	-	-	-	-	-
Cancellation of restricted shares	(142,815)	-	-	-	-	-
Repurchase of common stock	(2,307,023)	-	(10,455)	-	-	(10,455)
Stock based compensation	-	-	1,509	-	-	1,509
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(136)	-	-	(136)
Dividends paid	-	-	(5,212)	-	-	(5,212)
Foreign currency translation adjustments	-	-	-	-	2	2
Net income	-	-	-	1,166	-	1,166
Balance at June 30, 2019	50,615,489	$5	$157,961	$(19,889)	$(54)	$138,023

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$1,166	$8,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	16,200	13,978
Amortization of debt issuance costs	298	338
Loss on disposals of property, plant and equipment	85	344
Stock based compensation	1,509	1,215
Deferred income taxes	285	1,019
Changes in operating assets and liabilities:
Receivables	(1,878)	(836)
Inventories	3,438	(15,167)
Prepaid expenses and other assets	(290)	(1,217)
Accounts payable	496	2,016
Income tax receivable / payable	(136)	2,281
Accrued expenses and other liabilities	786	6,336
Net cash provided by operating activities	21,959	19,276
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(17,823)	(13,149)
Proceeds from insurance	610	15
Net cash used in investing activities	(17,213)	(13,134)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	(33,102)	(32,638)
Advances on line of credit	43,000	35,000
Dividends paid	(5,212)	(5,200)
Repurchases of common stock	(10,455)	-
Employee taxes paid for shares withheld	(136)	(30)
Net cash used in financing activities	(5,905)	(2,868)
Effect of exchange rate changes on cash	5	(8)
Net change in cash	(1,154)	3,266
Cash, cash equivalents and restricted cash beginning of period	6,382	7,476
Cash, cash equivalents and restricted cash end of period	$5,228	$10,742

Cash and cash equivalents	$4,403	$9,907
Restricted cash	825	835
Cash, cash equivalents and restricted cash end of period	$5,228	$10,742

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,225	$1,488
Cash paid for interest	1,828	1,124
Cash paid for income taxes, net	471	186

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States.  The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of June 30, 2019, the Company had 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,200 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

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

Upon adopting this standard, the Company established a right of use asset of $147.2 million and lease liabilities of $169.9 million, reduced deferred rent by $44.6 million, and recorded a cumulative effect adjustment to retained earnings of $22.0 million. This retained earnings impact was due to the election of the hindsight practical expedient which resulted in a decrease in the cumulative difference between the straight-line rent expense and rental payments that had been made between the inception of each lease and January 1, 2019. The change in the useful life assigned to certain leasehold improvements resulted in a $15.3 million reduction in

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

fixed assets and retained earnings.  The net impact of the cumulative effect adjustments also resulted in a $1.7 million reduction of deferred tax assets and a corresponding adjustment to retained earnings that was recorded during the three months ended June 30, 2019. The adoption of this standard did not have a material impact on net income or cash flows during the three and six months ended June 30, 2019. See Note 8 for further details.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued a final standard on accounting for credit losses. The standard is effective for the Company in fiscal 2020 and requires a change in credit loss calculations using the expected loss method. The Company is evaluating the effect of this standard on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued a final standard which provides guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The standard requires customers of cloud computing services to recognize an intangible asset for the software license and, to the extent that payments attributable to the software license are made over time, a liability is also recognized. The standard also allows customers of cloud computing services to capitalize certain implementation costs. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The standard will become effective for the Company at the beginning of its 2020 fiscal year, although early adoption is permitted for all entities. The Company is evaluating the effect of the standard on its consolidated financial statements and related disclosures.

Note 2: Revenues

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenues.

The following table presents revenues disaggregated by product category:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Man-made tiles	47%	47%	47%	46%
Natural stone tiles	29	28	29	28
Setting and maintenance materials	13	13	13	13
Accessories	10	10	10	11
Delivery service	1	2	1	2
Total	100%	100%	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order.  The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax.  Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered.  Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $7.9 million and $7.4 million as of June 30, 2019 and December 31, 2018, respectively.  Revenues recognized during the six months ended June 30, 2019 that were included in the customer deposit balance as of the beginning of the period were $6.9 million.

Accounts receivable include amounts due from qualified professional customers who apply for credit.  Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $5.0 million and $3.1 million at June 30, 2019 and December 31, 2018, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed.  Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund.  The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance.  Historically, the sales returns reserve was presented net of cost of sales in other current liabilities. The Company presents the sales returns reserve as an other current liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet.  The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018 are as follows:

	(in thousands)
	June 30,	December 31,
	2019	2018
Other current liabilities	$5,462	$5,154
Other current assets	1,621	1,498
Sales returns reserve, net	$3,841	$3,656

Note 3: Inventories

Inventories are stated at the lower of cost (determined on the weighted-average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of June 30, 2019 and December 31, 2018:

	(in thousands)
	June 30,	December 31,
	2019	2018
Finished goods	$100,998	$98,776
Raw materials	2,669	2,114
Finished goods in transit	2,990	9,205
Total	$106,657	$110,095

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.5 million and $0.3 million as of June 30, 2019 and December 31, 2018, respectively.

Note 4: Income Taxes

The Company's effective tax rate on net income before income taxes for the three months ended June 30, 2019 and 2018 was (7.7)% and 28.0%, respectively. The Company’s effective tax rate on net income before income taxes for the six months ended June 30, 2019 and 2018 was 34.8% and 28.1%, respectively. For the three months ended June 30, 2019 and 2018, the Company recorded a provision for income taxes of $0.0 million and $1.9 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded a provision for income taxes of $0.6 million and $3.5 million, respectively. The decrease in the provision for income taxes is due to lower pretax earnings.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of June 30, 2019 and 2018, the Company has not recognized any liabilities for uncertain tax positions, nor have interest and penalties related to uncertain tax positions been accrued.

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

Basic and diluted earnings per share were calculated as follows:

	(all amounts in thousands except share and per share data)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) income	$(154)	$4,958	$1,166	$8,969
Weighted average shares outstanding - basic	50,999,341	51,887,094	51,476,442	51,884,402
Effect of dilutive securities attributable to stock based awards	-	132,787	96,968	111,861
Weighted average shares outstanding - diluted	50,999,341	52,019,881	51,573,410	51,996,263
(Loss) income per common share:
Basic	$0.00	$0.10	$0.02	$0.17
Diluted	$0.00	$0.10	$0.02	$0.17
Anti-dilutive securities excluded from earnings per share calculation	2,835,890	2,298,350	2,047,585	2,017,629

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	June 30,	December 31,
	2019	2018
Customer deposits	$7,902	$7,383
Sales returns reserve	5,462	5,154
Payroll and sales taxes	3,630	2,929
Accrued wages and salaries	3,059	3,689
Other current liabilities	5,342	5,329
Total other accrued liabilities	$25,395	$24,484

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 7: Long-term Debt

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a rate of adjusted LIBOR plus 1.75% and may bear interest in a range between adjusted LIBOR plus 1.50% to adjusted LIBOR plus 2.25%, depending on The Tile Shop’s consolidated total rent adjusted leverage ratio. At June 30, 2019 the base interest rate was 6.50% and the LIBOR-based interest rate was 4.40%. Borrowings outstanding consisted of $63.0 million on the revolving line of credit as of June 30, 2019.  In addition, the Company has standby letters of credit outstanding related to its workers compensation and medical insurance policies. As of June 30, 2019 and 2018, the standby letters of credit totaled $1.3 million and $1.1 million, respectively. There was $35.7 million available for borrowing on the revolving line of credit as of June 30, 2019, which may be used to support the Company’s growth and for working capital purposes.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios.  The Company was in compliance with the covenants as of June 30, 2019.

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

Leases (in thousands)	Classification	June 30, 2019
Assets
Operating lease assets	Right of use asset	$142,087
Financing lease assets	Property, plant and equipment, net of accumulated depreciation	138
Total leased assets		$142,225

Liabilities
Current
Operating	Current portion of lease liability	$25,997
Financing	Other accrued liabilities	151
Noncurrent
Operating	Long-term lease liability, net	137,340
Financing	Other long-term liabilities	358
Total lease liabilities		$163,846

		Three Months Ended	Six Months Ended
Lease cost (in thousands)	Classification	June 30, 2019
Operating lease cost	SG&A expenses	$7,998	$16,010
Financing lease cost
Amortization of leased assets	Depreciation and amortization	12	24
Interest on lease liabilities	Interest expense	19	40
Variable lease cost(1)	SG&A expenses	3,333	6,558
Short term lease cost	SG&A expenses	218	482
Net lease cost		$11,580	$23,114

(1) Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Maturity of Lease Liabilities (in thousands)	Operating Leases	Financing Leases	Total
2019	$17,606	$108	$17,714
2020	34,437	216	34,653
2021	32,868	215	33,083
2022	29,938	90	30,028
2023	25,104	-	25,104
Thereafter	53,377	-	53,377
Total lease payments	193,330	629	193,959
Less: interest	(29,993)	(120)	(30,113)
Present value of lease liabilities	$163,337	$509	$163,846

	Three Months Ended	Six Months Ended
Other Information (in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,709	$17,311
Operating cash flows from financing leases	$14	$35
Financing cash flows from financing leases	$(48)	$(102)
Lease right-of-use assets obtained or modified in exchange for lease obligations	$5,993	$5,993

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining term (years)
Operating leases	6.3
Financing leases	2.9
Weighted-average discount rate
Operating leases	6.19%
Financing leases	14.73%

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The following table sets forth by Level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2019 and December 31, 2018 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	June 30, 2019	December 31, 2018
Assets	(in thousands)
Cash and cash equivalents	Level 1	$4,403	$5,557
Restricted cash	Level 1	825	825

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. The Company measured the fair value of these assets based on projected cash flows and an estimated risk-adjusted rate of return. Projected cash flows are considered Level 3 inputs.  During the three and six months ended June 30, 2018, the Company identified property, plant and equipment that would be disposed of prior to the end of their useful lives, which resulted in the recognition of a $0.3 million charge to write-down these assets to their estimated fair value. The Company did not recognize any significant impairment losses during the three and six months ended June 30, 2019.

The carrying value of the Company’s borrowings under its Credit Agreement approximate fair value based upon Level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Note 10: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three and six months ended June 30, 2019 and 2018 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. Total stock based compensation expense related to stock options was $0.5 million for both the six months ended June 30, 2019 and 2018. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of June 30, 2019, the Company had outstanding stock options to purchase 1,538,369 shares of common stock at a weighted average exercise price of $11.19.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

condition. Total stock based compensation expense related to restricted stock was $0.5 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. Total stock based compensation expense related to restricted stock was $1.0 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of June 30, 2019, the Company had 918,292 outstanding restricted common shares.

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

The Company has determined that the financing arrangement with the Investment Fund and the CDE contains a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions of $3.2 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.3 million of syndication fees in connection with this transaction, which were classified as other current assets and other non-current assets in the consolidated balance sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of June 30, 2019, the balance of the contribution liability was $2.1 million, of which $0.5 million was classified as other accrued liabilities on the Consolidated Balance Sheet and $1.6 million was classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of its distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of June 30, 2019, the balance in the Investment Fund available for reimbursement to the Company was $0.8 million.

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

The Company determined that this financing arrangement contains a VIE.  The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of The Tile Shop Investment Fund LLC. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors’ contributions, of $5.6 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the consolidated balance sheet.  The Company is recognizing the benefit of this net $4.4 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of June 30, 2019, the balance of the contribution liability was $0.7 million, of which $0.6 million was classified as other accrued liabilities on the Consolidated Balance Sheet and $0.1 million was classified as other long-term liabilities on the Consolidated Balance Sheet.

Note 12: Related Party Transactions

On July 9, 2018, Fumitake Nishi, the brother-in-law of the Company’s director Robert Rucker and a former Company employee, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”).  Nanyang supplies the Company with natural stone products including hand-crafted mosaics, listellos and other accessories. During the twelve months ended December 31, 2018, the Company purchased $12.0 million of products from Nanyang. During the three and six months ended June 30, 2019, the Company purchased $0.9 million and $2.1 million of products from Nanyang, respectively.  Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy.  Certain of those violations involved his undisclosed ownership of Nanyang at that time.

Management and the Audit Committee have evaluated the relationship and determined that it would be in the Company’s best interests to continue purchasing products from Nanyang.  The Company believes Nanyang provides an important combination of quality, product availability and pricing, and relying solely on other vendors to supply similar product to the Company would not be in the Company’s best interests.  The Company and the Audit Committee have and will continue to review future purchases from Nanyang and compare the pricing for products purchased from Nanyang to the pricing of same or similar products purchased from unrelated vendors.

Note 13: Share Repurchase

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

Share repurchases were as follows:

Three and Six Months Ended
June 30, 2019
Shares of common stock	2,307,023
Aggregate purchase price (in thousands)	$10,455

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 14: Subsequent Events

On July 23, 2019, the Company declared a $0.05 dividend to stockholders of record as of the close of business on July 29, 2019. The dividend will be paid on August 9, 2019.

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

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of June 30, 2019, we operated 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,200 square feet.

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

We believe that the highly-fragmented United States retail tile market provides us with a significant opportunity to expand our store base. We opened one new store and closed one store at the end of its lease in the first six months of 2019, and opened two new stores during 2018. Between July 1, 2018 and June 30, 2019, we opened one new store and closed one store. We plan to open an additional four stores in 2019, of which one is a relocation. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill transactions at these new locations.

For the three months ended June 30, 2019 and 2018, we reported net sales of $88.9 million and $92.9 million, respectively. The decrease in sales for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to a decline in comparable stores sales of 4.2%, or $3.8 million. In addition, net sales generated by stores not included in the comparable store base decreased by $0.2 million.

For the six months ended June 30, 2019 and 2018, we reported net sales of $175.8 million and $184.0 million, respectively. The decrease in sales for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a decline in comparable store sales of 4.2%, or $7.6 million. In addition, net sales generated by stores not included in the comparable store base decreased by $0.6 million.

The decrease in sales at comparable stores for the three and six months ended June 30, 2019 was due to weaker store traffic and customer experience issues following the implementation of a new enterprise resource planning system and the launch of our new website.

The table below sets forth information about our comparable store sales decline for the three and six months ended June 30, 2019 and 2018.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Comparable store sales decline	(4.2)%	(1.8)%	(4.2)%	(4.4)%

For the three months ended June 30, 2019 and 2018, we reported gross profit of $61.4 million and $65.3 million, respectively. The gross margin rate was 69.0% and 70.3% for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, we reported gross profit of $123.2 million and $129.4 million, respectively. The gross margin rate was 70.1% and 70.3% for the six months ended June 30, 2019 and 2018, respectively. The decrease in gross margin rate was primarily driven by increased shrink expense and damaged inventory recognized upon completion of physical inventory counts at all stores and distribution centers during the three months ended June 30, 2019.

For the three months ended June 30, 2019 and 2018, we reported income from operations of $0.8 million and $7.4 million, respectively. For the six months ended June 30, 2019 and 2018, we reported income from operations of $3.7 million and $13.6 million, respectively. The decrease in income from operations was primarily driven by a decrease in net sales and increased selling, general and administrative expenses.

Net cash provided by operating activities was $22.0 million and $19.3 million for the six months ended June 30, 2019 and 2018, respectively, which was used to fund operations, new store construction activities, store remodels, merchandising, information technology investment and dividends. Share repurchases were funded by increased debt during the quarter. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows.

We repurchased 2.3 million shares for $10.5 million during the three months ended June 30, 2019. Our Board of Directors had previously authorized a $15.0 million share repurchase, to commence on May 2, 2019, and $4.5 million remains available under this program.

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

The reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2019 and 2018 is as follows:

	(in thousands)
	Three Months Ended
	June 30,
	2019	% of sales(1)	2018	% of sales(1)
Net (loss) income	$(154)	(0.2)%	$4,958	5.3%
Interest expense	943	1.1	597	0.6
Income taxes	11	0.0	1,924	2.1
Depreciation & amortization	8,236	9.3	6,978	7.5
Stock based compensation	770	0.9	598	0.6
Adjusted EBITDA	$9,806	11.0%	$15,055	16.2%

	(in thousands)
	Six Months Ended
	June 30,
	2019	% of sales(1)	2018	% of sales
Net income	$1,166	0.7%	$8,969	4.9%
Interest expense	1,921	1.1	1,151	0.6
Income taxes	622	0.4	3,505	1.9
Depreciation & amortization	16,200	9.2	13,978	7.6
Stock based compensation	1,509	0.9	1,215	0.7
Adjusted EBITDA	$21,418	12.2%	$28,818	15.7%

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

The calculation of pretax return on capital employed is as follows:

($ in thousands)	June 30,
	2019(1)	2018(1)
Income from Operations (trailing twelve months)	$8,277	$14,266

Total Assets	360,696	274,258
Less: Accounts payable	(26,747)	(29,685)
Less: Income tax payable	(111)	(67)
Less: Other accrued liabilities	(26,599)	(25,796)
Less: Lease liability(2)	(90,722)	(41,640)
Less: Other long-term liabilities	(3,781)	(4,624)
Capital Employed	$212,736	$172,446

Pretax Return on Capital Employed	3.9%	8.3%

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

Results of Operations

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018

	(in thousands)
	2019	% of sales	2018	% of sales
Net sales	$88,903		$92,914
Cost of sales	27,543	31.0%	27,602	29.7%
Gross profit	61,360	69.0%	65,312	70.3%
Selling, general and administrative expenses	60,562	68.1%	57,870	62.3%
Income from operations	798	0.9%	7,442	8.0%
Interest expense	(943)	(1.1)%	(597)	(0.6)%
Other income	2	0.0%	37	0.0%
(Loss) income before income taxes	(143)	(0.2)%	6,882	7.4%
Provision for income taxes	(11)	(0.0)%	(1,924)	(2.1)%
Net (loss) income	$(154)	(0.2)%	$4,958	5.3%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the second quarter of 2019 decreased $4.0 million, or 4.3%, compared with the second quarter of 2018, primarily due to a $3.8 million decrease in net sales generated by comparable stores. The decrease in sales at comparable stores for the three months ended June 30, 2019 was due to weaker store traffic. In addition, net sales generated by stores not included in the comparable store base decreased $0.2 million.

Gross Profit Gross profit for the second quarter of 2019 decreased $4.0 million, or 6.1%, compared with the second quarter of 2018 primarily due to a decrease in net sales. The gross margin rate was 69.0% and 70.3% for the three months ended June 30, 2019 and 2018, respectively. The decrease in gross margin rate was primarily driven by increased shrink expense and damaged inventory recognized upon completion of physical inventory counts at all stores and distribution centers during the second quarter of 2019.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the second quarter of 2019 increased $2.7 million, or 4.7%, compared with the second quarter of 2018.  The increase in selling, general, and administrative expenses was due to $1.1 million of investments in store and distribution center compensation, regional sales leadership and pro market managers, which reflect a full-quarter of activity in the second quarter of 2019 as compared to only a partial quarter in the second quarter of 2018.  Second quarter selling, general and administrative expenses also included approximately $1.3 million of expense related to our new enterprise resource planning system which went live on January 1, 2019.

Interest Expense Interest expense was $0.9 million and $0.6 million for the second quarter of 2019 and 2018, respectively. The increase was due to higher average debt balances and higher interest rates during the second quarter of 2019.

Provision for Income Taxes Income tax provision decreased $1.9 million for the second quarter of 2019 compared with the second quarter of 2018 due to a decrease in income before income taxes. Our effective tax rate for the three months ended June 30, 2019 and 2018 was (7.7)% and 28.0%, respectively.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

	(in thousands)
	2019	% of sales(1)	2018	% of sales
Net sales	$175,811		$184,048
Cost of sales	52,609	29.9%	54,698	29.7%
Gross profit	123,202	70.1%	129,350	70.3%
Selling, general and administrative expenses	119,510	68.0%	115,797	62.9%
Income from operations	3,692	2.1%	13,553	7.4%
Interest expense	(1,921)	(1.1)%	(1,151)	(0.6)%
Other income	17	0.0%	72	0.0%
Income before income taxes	1,788	1.0%	12,474	6.8%
Provision for income taxes	(622)	(0.4)%	(3,505)	(1.9)%
Net income	$1,166	0.7%	$8,969	4.9%

Net Sales Net sales for the six months ended June 30, 2019 decreased $8.2 million, or 4.5%, compared with the six months ended June 30, 2018, primarily due to a $7.6 million decrease in net sales generated by comparable stores. The decrease in sales at comparable stores for the six months ended June 30, 2019 was due to weaker store traffic. In addition, net sales generated by stores not included in the comparable store base decreased $0.6 million.

Gross Profit Gross profit for the six months ended June 30, 2019 decreased $6.1 million, or 4.8%, compared with the six months ended June 30, 2018. The gross margin rate was 70.1% and 70.3% for the six months ended June 30, 2019 and 2018, respectively. The decrease in gross margin rate was primarily driven by increased shrink expense and damaged inventory recognized upon completion of physical inventory counts at all stores and distribution centers during the second quarter of 2019.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the six months ended June 30, 2019 increased $3.7 million, or 3.2%, compared with the six months ended June 30, 2018.  The increase in selling, general, and administrative expenses was due to $2.1 million of investments in store and distribution center compensation, regional sales leadership and pro market managers, which reflect a full six months of activity in 2019 as compared to only a portion of the first six months of 2018.  The increases in expenses were partially offset by a $0.8 million decrease in transportation expenses, a $0.5 million decrease in travel expenses, and a $0.3 million decrease in advertising expenses. Selling, general, and administrative expenses also included approximately $3.8 million of expense related to our new enterprise resource planning systems which went live of January 1, 2019.

Interest Expense Interest expense was $1.9 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively. The increase was due to higher average debt balances and higher interest rates during the six months ended June 30, 2019.

Provision for Income Taxes Income tax provision decreased $2.9 million for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 due to a decrease in income before income taxes. Our effective tax rate for the six months ended June 30, 2019 and 2018 was 34.8% and 28.1%, respectively. The increase in the effective tax rate was primarily due to stock based compensation tax shortfall charges.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $4.4 million of cash and cash equivalents at June 30, 2019, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, executing share repurchases, reducing outstanding debt, and general corporate purposes. We intend to continue our regular quarterly dividend, which will enable us to return excess cash to stockholders. Future dividend payments are subject to the approval of our Board of Directors each quarter.

On September 18, 2018, we and our operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides us with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a rate of adjusted LIBOR plus 1.75% and may bear interest in a range between adjusted LIBOR plus 1.50% to adjusted LIBOR plus 2.25%, depending on The Tile Shop’s consolidated total rent adjusted leverage ratio. At June 30, 2019, the base interest rate was 6.50% and the LIBOR-based interest rate was 4.40%. Borrowings outstanding consisted of $63.0 million on the revolving line of credit as of June 30, 2019.  We also have standby letters of credit outstanding related to our workers compensation and medical insurance policies. As of June 30, 2019 and 2018, the standby letters of credit totaled $1.3 million and $1.1 million, respectively. There was $35.7 million available for borrowing on the revolving line of credit as of June 30, 2019, which may be used to support our growth and for working capital purposes.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios.  We were in compliance with the covenants as of June 30, 2019.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months.

Capital Expenditures

Capital expenditures were $17.8 million and $13.1 million for the six months ended June 30, 2019 and 2018, respectively. The increase in capital expenditures is primarily due to increased investments in store merchandising, store remodels, and information technology.

Cash flows

The following table summarizes our cash flow for the six months ended June 30, 2019 and 2018.

	(in thousands)
	Six Months Ended
	June 30,
	2019	2018
Net cash provided by operating activities	$21,959	$19,276
Net cash used in investing activities	(17,213)	(13,134)
Net cash used in financing activities	(5,905)	(2,868)

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2019 was $22.0 million compared with $19.3 million during the six months ended June 30, 2018. The increase is attributable to improved working capital management, partially offset by lower net income.

Investing activities

Net cash used in investing activities totaled $17.2 million for the six months ended June 30, 2019 compared with $13.1 million for the six months ended June 30, 2018. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, asset additions in our distribution and manufacturing facilities, information technology infrastructure, and general corporate information technology assets.

Financing activities

Net cash used in financing activities was $5.9 million for the six months ended June 30, 2019 compared with $2.9 million for the six months ended June 30, 2018. Net cash used in financing activities during the six months ended June 30, 2019 was primarily $33.1 million for the payments of long-term debt and financing lease obligations, $10.5 million for repurchases of common stock, and $5.2 million in dividends paid to stockholders, offset by advances on the revolving line of credit of $43.0 million.

Cash and cash equivalents totaled $4.4 million at June 30, 2019 compared with $5.6 million at December 31, 2018. Working capital was $52.9 million at June 30, 2019 compared with $79.8 million at December 31, 2018. The decrease in working capital during the second quarter of 2019 was due to the new accounting standard for leases, which added a current portion of lease liability to the Consolidated Balance Sheet.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Arrangements

As of June 30, 2019, there were no material changes to our contractual obligations outside the ordinary course of business.

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

Upon adopting this standard, we established a right of use asset of $147.2 million and lease liabilities of $169.9 million, reduced deferred rent by $44.6 million, and recorded a cumulative effect adjustment to retained earnings of $22.0 million. This retained earnings impact was due to the election of the hindsight practical expedient which resulted in a decrease in the cumulative difference between the straight-line rent expense and rental payments that had been made between the inception of each lease and January 1, 2019. We also adjusted the useful life assigned to certain leasehold improvements, which resulted in a $15.3 million reduction in fixed assets and retained earnings.  The net impact of the cumulative effect adjustments also resulted in a $1.7 million reduction of deferred tax assets and a corresponding adjustment to retained earnings that was recorded during the three months ended June 30, 2019. The adoption of this standard did not have a material impact on net income or cash flows during the three and six months ended June 30, 2019.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued a final standard on accounting for credit losses. This standard is effective for us in fiscal 2020 and requires a change in credit loss calculations using the expected loss method. We are evaluating the effect of this standard on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued a final standard which provides guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The standard requires customers of cloud computing services to recognize an intangible asset for the software license and, to the extent that payments attributable to the software license are made over time, a liability is also recognized. The standard also allows customers of cloud computing services to capitalize certain implementation costs. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The standard will become effective for us at the beginning of its 2020 fiscal year, although early adoption is permitted for all entities. We are evaluating the effect of the standard on our consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019 and have concluded that our disclosure controls and procedures were not effective as of June 30, 2019 due to material weaknesses in our internal control over financial reporting as described below.

On January 1, 2019, we implemented a new enterprise resource planning (“ERP”) system on a company-wide basis. As previously disclosed, during the three and six months ended June 30, 2019, we identified two material weaknesses in internal control over financial reporting that arose from the new ERP system implementation. The two material weaknesses are:

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

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent significant improvements in our controls. However, the identified material weaknesses in internal control over financial reporting will not be considered remediated until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the material weaknesses have been remediated. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

On January 1, 2019, we implemented an ERP system on a company-wide basis.  The implementation resulted in the two material weaknesses identified above. We believe we have developed an appropriate plan to remediate the material weaknesses and the remediation measures identified above have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Program		Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (in thousands)
April 1, 2019 - April 30, 2019	7,067	(1)	$5.60	(1)	-		$15,000
May 1, 2019 - May 31, 2019	2,313,173	(2)	4.53	(2)	2,307,023	(3)	4,545
June 1, 2019 - June 30, 2019	-		-		-		4,545
	2,320,240		$4.53		2,307,023		$4,545
(1)

These shares were withheld by the Company to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Incentive Plan. The Company did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(2)

A total of 3,060 shares were withheld by the Company to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Incentive Plan. The Company did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. An additional 3,090 shares were repurchased by the Company pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Incentive Plan. The Company paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program. The remaining 2,307,023 shares were repurchased by the Company pursuant to its previously-announced share repurchase program for an aggregate purchase price of $10.5 million.

(3)

On April 29, 2019, the Company’s Board of Directors authorized a share repurchase program (the “Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $15.0 million. The Program began on May 2, 2019 and will continue indefinitely until the full repurchase amount has been utilized or the Board of Directors terminates the Program. Approximately $4.5 million remains available for repurchase under the Program.

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

TILE SHOP HOLDINGS, INC.

Dated: August 2, 2019	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: August 2, 2019	By:	/s/ KIRK L. GEADELMANN
Kirk L. Geadelmann
Chief Financial Officer