Form 10-Q
period 2019-09-30
TILE SHOP HOLDINGS, INC.
filed 2019-11-04
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 28, 2019, there were 50,883,029 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$8,371	$5,557
Restricted cash	825	825
Receivables, net	4,611	3,084
Inventories	100,080	110,095
Income tax receivable	3,854	3,548
Other current assets, net	7,042	7,181
Total Current Assets	124,783	130,290
Property, plant and equipment, net	137,151	158,356
Right of use asset	143,789	-
Deferred tax assets	5,385	7,225
Other assets	1,251	1,759
Total Assets	$412,359	$297,630

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,855	$25,853
Income tax payable	13	179
Current portion of lease liability	26,653	-
Other accrued liabilities	25,871	24,484
Total Current Liabilities	72,392	50,516
Long-term debt	63,000	53,000
Long-term lease liability, net	138,489	-
Financing lease obligation, net	317	436
Deferred rent	-	43,579
Other long-term liabilities	3,482	3,752
Total Liabilities	277,680	151,283

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 50,812,054 and 52,707,879 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	156,037	172,255
Accumulated deficit	(21,272)	(25,857)
Accumulated other comprehensive income (loss)	(91)	(56)
Total Stockholders' Equity	134,679	146,347
Total Liabilities and Stockholders' Equity	$412,359	$297,630

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$85,944	$89,259	$261,755	$273,307
Cost of sales	26,775	26,248	79,384	80,946
Gross profit	59,169	63,011	182,371	192,361
Selling, general and administrative expenses	59,804	59,131	179,314	174,928
(Loss) income from operations	(635)	3,880	3,057	17,433
Interest expense	(1,027)	(715)	(2,948)	(1,866)
Other income	5	40	22	112
(Loss) income before income taxes	(1,657)	3,205	131	15,679
Benefit from (provision for) income taxes	274	(652)	(348)	(4,157)
Net (loss) income	$(1,383)	$2,553	$(217)	$11,522

(Loss) income per common share:
Basic	$(0.03)	$0.05	$(0.00)	$0.22
Diluted	$(0.03)	$0.05	$(0.00)	$0.22

Weighted average shares outstanding:
Basic	49,769,739	51,920,830	50,901,289	51,896,678
Diluted	49,769,739	52,303,777	50,901,289	52,056,136

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income	$(1,383)	$2,553	$(217)	$11,522
Currency translation adjustment	(37)	(37)	(35)	(44)
Other comprehensive loss	(37)	(37)	(35)	(44)
Comprehensive (loss) income	$(1,420)	$2,516	$(252)	$11,478

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2018	52,508,090	$5	$176,124	$(27,331)	$(8)	$148,790
Issuance of restricted shares	199,843	-	-	-	-	-
Cancellation of restricted shares	(29,349)	-	-	-	-	-
Stock based compensation	-	-	735	-	-	735
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(52)	-	-	(52)
Dividends paid	-	-	(2,600)	-	-	(2,600)
Foreign currency translation adjustments	-	-	-	-	(37)	(37)
Net income	-	-	-	2,553	-	2,553
Balance at September 30, 2018	52,678,584	$5	$174,207	$(24,777)	$(45)	$149,390

Balance at June 30, 2019	50,615,489	$5	$157,961	$(19,889)	$(54)	$138,023
Issuance of restricted shares	309,305	-	-	-	-	-
Cancellation of restricted shares	(112,740)	-	-	-	-	-
Stock based compensation	-	-	660	-	-	660
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(90)	-	-	(90)
Dividends paid	-	-	(2,494)	-	-	(2,494)
Foreign currency translation adjustments	-	-	-	-	(37)	(37)
Net income	-	-	-	(1,383)	-	(1,383)
Balance at September 30, 2019	50,812,054	$5	$156,037	$(21,272)	$(91)	$134,679

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(dollars in thousands, except share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2017	52,156,850	$5	$180,109	$(36,239)	$(1)	$143,874
Adoption of revenue recognition standard	-	-	-	(60)	-	(60)
Balance at January 1, 2018	52,156,850	$5	$180,109	$(36,299)	$(1)	$143,814
Issuance of restricted shares	595,125	-	-	-	-	-
Cancellation of restricted shares	(73,391)	-	-	-	-	-
Stock based compensation	-	-	1,950	-	-	1,950
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(52)	-	-	(52)
Dividends paid	-	-	(7,800)	-	-	(7,800)
Foreign currency translation adjustments	-	-	-	-	(44)	(44)
Net income	-	-	-	11,522	-	11,522
Balance at September 30, 2018	52,678,584	$5	$174,207	$(24,777)	$(45)	$149,390

Balance at December 31, 2018	52,707,879	$5	$172,255	$(25,857)	$(56)	$146,347
Adoption of lease standard (see Note 1)	-	-	-	4,802	-	4,802
Balance at January 1, 2019	52,707,879	$5	$172,255	$(21,055)	$(56)	$151,149
Issuance of restricted shares	666,753	-	-	-	-	-
Cancellation of restricted shares	(255,555)	-	-	-	-	-
Repurchase of common stock	(2,307,023)	-	(10,455)	-	-	(10,455)
Stock based compensation	-	-	2,169	-	-	2,169
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(226)	-	-	(226)
Dividends paid	-	-	(7,706)	-	-	(7,706)
Foreign currency translation adjustments	-	-	-	-	(35)	(35)
Net income	-	-	-	(217)	-	(217)
Balance at September 30, 2019	50,812,054	$5	$156,037	$(21,272)	$(91)	$134,679

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities
Net (loss) income	$(217)	$11,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	24,508	21,180
Amortization of debt issuance costs	446	607
Loss on disposals of property, plant and equipment	90	76
Impairment charges on property, plant and equipment	-	319
Change in leases	(1,267)	2,345
Stock based compensation	2,169	1,950
Deferred income taxes	190	1,415
Changes in operating assets and liabilities:
Receivables	(1,527)	(1,342)
Inventories	10,015	(21,051)
Prepaid expenses and other assets	47	(2,374)
Accounts payable	(3,307)	(6,550)
Income tax receivable / payable	(362)	2,520
Accrued expenses and other liabilities	2,827	5,104
Net cash provided by operating activities	33,612	15,721
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(22,839)	(22,893)
Proceeds from insurance	610	13
Net cash used in investing activities	(22,229)	(22,880)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	(43,153)	(95,235)
Advances on line of credit	53,000	114,095
Dividends paid	(7,706)	(7,800)
Repurchases of common stock	(10,455)	-
Employee taxes paid for shares withheld	(226)	(52)
Debt issuance costs	-	(374)
Net cash (used in) provided by financing activities	(8,540)	10,634
Effect of exchange rate changes on cash	(29)	(11)
Net change in cash	2,814	3,464
Cash, cash equivalents and restricted cash beginning of period	6,382	7,476
Cash, cash equivalents and restricted cash end of period	$9,196	$10,940

Cash and cash equivalents	$8,371	$10,105
Restricted cash	825	835
Cash, cash equivalents and restricted cash end of period	$9,196	$10,940

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,320	$2,229
Cash paid for interest	2,853	1,846
Cash paid for income taxes, net	471	240

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States.  The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of September 30, 2019, the Company had 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,200 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K.

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

Upon adopting this standard, the Company established a right of use asset of $147.2 million and lease liabilities of $169.9 million, reduced deferred rent by $44.6 million, and recorded a cumulative effect adjustment to retained earnings of $22.0 million. This retained earnings impact was due to the election of the hindsight practical expedient which resulted in a decrease in the cumulative difference between the straight-line rent expense and rental payments that had been made between the inception of each lease and January 1, 2019. The change in the useful life assigned to certain leasehold improvements resulted in a $15.3 million reduction in fixed assets and retained earnings.  The net impact of the cumulative effect adjustments also resulted in a $1.7 million reduction of

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

deferred tax assets and a corresponding adjustment to retained earnings that was recorded during the nine months ended September 30, 2019. The adoption of this standard did not have a material impact on net income or cash flows during the three and nine months ended September 30, 2019. See Note 8 for further details.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued a final standard on accounting for credit losses. The standard is effective for the Company in fiscal year 2020 and requires a change in credit loss calculations using the expected loss method. The Company is evaluating the effect of this standard on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued a final standard which provides guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The standard requires customers of cloud computing services to recognize an intangible asset for the software license and, to the extent that payments attributable to the software license are made over time, a liability is also recognized. The standard also allows customers of cloud computing services to capitalize certain implementation costs. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The standard will become effective for the Company at the beginning of its fiscal year 2020, although early adoption is permitted for all entities. The Company is evaluating the effect of the standard on its consolidated financial statements and related disclosures.

Note 2: Revenues

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenues.

The following table presents revenues disaggregated by product category:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Man-made tiles	47%	47%	47%	46%
Natural stone tiles	28	28	28	28
Setting and maintenance materials	13	13	13	13
Accessories	10	10	11	11
Delivery service	2	2	1	2
Total	100%	100%	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order.  The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax.  Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered.  Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $7.8 million and $7.4 million as of September 30, 2019 and December 31, 2018, respectively.  Revenues recognized during the nine months ended September 30, 2019 that were included in the customer deposit balance as of the beginning of the period were $7.1 million.

Accounts receivable include amounts due from qualified professional customers who apply for credit.  Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $4.6 million and $3.1 million at September 30, 2019 and December 31, 2018, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed.  Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund.  The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance.  Historically, the sales returns reserve was presented net of cost of sales in other current liabilities. The Company presents the sales returns reserve as an other current liability and the estimated value of the inventory that will be returned as an other current asset in the consolidated balance sheet.  The components of the sales returns reserve reflected in the consolidated balance sheet as of September 30, 2019 and December 31, 2018 are as follows:

	(in thousands)
	September 30,	December 31,
	2019	2018
Other current liabilities	$5,224	$5,154
Other current assets	1,601	1,498
Sales returns reserve, net	$3,623	$3,656

Note 3: Inventories

Inventories are stated at the lower of cost (determined on the weighted-average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of September 30, 2019 and December 31, 2018:

	(in thousands)
	September 30,	December 31,
	2019	2018
Finished goods	$96,094	$98,776
Raw materials	2,300	2,114
Finished goods in transit	1,686	9,205
Total	$100,080	$110,095

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.8 million and $0.3 million as of September 30, 2019 and December 31, 2018, respectively.

Note 4: Income Taxes

The Company's effective tax rate on net income (loss) before income taxes for the three months ended September 30, 2019 and 2018 was 16.5% and 20.3%, respectively. The Company’s effective tax rate on net income (loss) before income taxes for the nine months ended September 30, 2019 and 2018 was 265.7% and 26.5%, respectively. For the three months ended September 30, 2019 and 2018, the Company recorded a benefit from income taxes of $0.3 million and a provision for income taxes of $0.7 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded a provision for income taxes of $0.3 million and $4.2 million, respectively. The decrease in the provision for income taxes is due to lower pretax earnings.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of September 30, 2019 and 2018, the Company has not recognized any liabilities for uncertain tax positions, nor have interest and penalties related to uncertain tax positions been accrued.

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

Basic and diluted earnings per share were calculated as follows:

	(all amounts in thousands except share and per share data)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income	$(1,383)	$2,553	$(217)	$11,522
Weighted average shares outstanding - basic	49,769,739	51,920,830	50,901,289	51,896,678
Effect of dilutive securities attributable to stock based awards	-	382,947	-	159,458
Weighted average shares outstanding - diluted	49,769,739	52,303,777	50,901,289	52,056,136
(Loss) income per common share:
Basic	$(0.03)	$0.05	$(0.00)	$0.22
Diluted	$(0.03)	$0.05	$(0.00)	$0.22
Anti-dilutive securities excluded from earnings per share calculation	5,047,633	1,730,948	2,614,058	2,116,198

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	September 30,	December 31,
	2019	2018
Customer deposits	$7,810	$7,383
Sales returns reserve	5,224	5,154
Payroll and sales taxes	4,213	2,929
Accrued wages and salaries	3,336	3,689
Other current liabilities	5,288	5,329
Total other accrued liabilities	$25,871	$24,484

Note 7: Long-term Debt

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a rate of adjusted LIBOR plus 1.75% and may bear interest in a range between adjusted LIBOR plus 1.50% to adjusted LIBOR plus 2.25%, depending on The Tile Shop’s consolidated total rent adjusted leverage ratio. At September 30, 2019 the base interest rate was 6.00% and the LIBOR-based interest rate was 4.02%. Borrowings outstanding consisted of $63.0 million on the revolving line of credit as of September 30, 2019.  In addition, the Company has standby letters of credit outstanding related to its workers compensation and medical insurance policies. As of September 30, 2019 and 2018, the standby letters of credit totaled $1.3 million and $1.1 million, respectively. There was $35.7 million available for borrowing on the revolving line of credit as of September 30, 2019, which may be used to support the Company’s growth and for working capital purposes.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios.  The Company was in compliance with the covenants as of September 30, 2019.

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

Leases (in thousands)	Classification	September 30, 2019
Assets
Operating lease assets	Right of use asset	$143,789
Financing lease assets	Property, plant and equipment, net of accumulated depreciation	126
Total leased assets		$143,915

Liabilities
Current
Operating	Current portion of lease liability	$26,653
Financing	Other accrued liabilities	156
Noncurrent
Operating	Long-term lease liability, net	138,489
Financing	Other long-term liabilities	317
Total lease liabilities		$165,615

		Three Months Ended	Nine Months Ended
Lease cost (in thousands)	Classification	September 30, 2019
Operating lease cost	SG&A expenses	$8,258	$24,268
Financing lease cost
Amortization of leased assets	Depreciation and amortization	13	37
Interest on lease liabilities	Interest expense	19	59
Variable lease cost(1)	SG&A expenses	3,470	10,177
Short term lease cost	SG&A expenses	197	679
Net lease cost		$11,957	$35,220

(1) Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

Maturity of Lease Liabilities (in thousands)	Operating Leases	Financing Leases	Total
2019	$8,996	$54	$9,050
2020	35,907	216	36,123
2021	34,819	215	35,034
2022	31,895	90	31,985
2023	27,084	-	27,084
Thereafter	61,354	-	61,354
Total lease payments	200,055	575	200,630
Less: interest	(34,913)	(102)	(35,015)
Present value of lease liabilities	$165,142	$473	$165,615

	Three Months Ended	Nine Months Ended
Other Information (in thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,798	$26,109
Operating cash flows from financing leases	$15	$50

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Financing cash flows from financing leases	$(51)	$(153)
Lease right-of-use assets obtained or modified in exchange for lease obligations	$-	$5,993

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining term (years)
Operating leases	6.3
Financing leases	2.7
Weighted-average discount rate
Operating leases	6.22%
Financing leases	14.73%

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

The following table sets forth by Level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2019 and December 31, 2018 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	September 30, 2019	December 31, 2018
Assets	(in thousands)
Cash and cash equivalents	Level 1	$8,371	$5,557
Restricted cash	Level 1	825	825

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. The Company measured the fair value of these assets based on projected cash flows and an estimated risk-adjusted rate of return. Projected cash flows are considered Level 3 inputs.  During the nine months ended September 30, 2018, the Company identified property, plant and equipment that would be disposed of prior to the end of their useful lives, which resulted in the recognition of a $0.3 million charge to write-down these assets to their estimated fair value. The Company did not recognize any significant impairment losses during the three and nine months ended September 30, 2019.

The carrying value of the Company’s borrowings under its Credit Agreement approximate fair value based upon Level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Note 10: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three and nine months ended September 30, 2019 and 2018 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was $0.2 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. Total stock based compensation expense related to stock options was $0.7 million for both the nine months ended September 30, 2019 and 2018. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

As of September 30, 2019, the Company had outstanding stock options to purchase 1,443,382 shares of common stock at a weighted average exercise price of $10.96.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.5 million for both the three months ended September 30, 2019 and 2018.  Total stock based compensation expense related to restricted stock was $1.5 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of September 30, 2019, the Company had 1,031,723 outstanding restricted common shares.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

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

The Company has determined that the financing arrangement with the Investment Fund and the CDE contains a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions of $3.2 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.3 million of syndication fees in connection with this transaction, which were classified as other current assets and other non-current assets in the consolidated balance sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of September 30, 2019, the balance of the contribution liability was $1.9 million, of which $0.5 million was classified as other accrued liabilities on the Consolidated Balance Sheet and $1.4 million was classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of its distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of September 30, 2019, the balance in the Investment Fund available for reimbursement to the Company was $0.8 million.

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

The Company determined that this financing arrangement contains a VIE.  The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of The Tile Shop Investment Fund LLC. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors’ contributions, of $5.6 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the consolidated balance sheet.  The Company is recognizing the benefit of this net $4.4 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of September 30, 2019, the balance of the contribution liability was $0.6 million, of which $0.6 million was classified as other accrued liabilities on the Consolidated Balance Sheet.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 12: Related Party Transactions

On July 9, 2018, Fumitake Nishi, the brother-in-law of the Company’s director Robert Rucker and a former Company employee, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”).  Nanyang supplies the Company with natural stone products including hand-crafted mosaics, listellos and other accessories. During the twelve months ended December 31, 2018, the Company purchased $12.0 million of products from Nanyang. During the three and nine months ended September 30, 2019, the Company purchased $1.4 million and $3.5 million of products from Nanyang, respectively.  Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy.  Certain of those violations involved his undisclosed ownership of Nanyang at that time.

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

Note 13: Share Repurchase

On April 29, 2019, the Board of Directors of the Company authorized a share repurchase program (the “Program”), pursuant to which the Company was able to, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed  $15,000,000. The Program began on May 2, 2019 and was to continue indefinitely until the full repurchase amount had been utilized or the Board of Directors terminated the Program.

Share repurchases were as follows:

Nine Months Ended
September 30, 2019
Shares of common stock	2,307,023
Aggregate purchase price (in thousands)	$10,455

The Board of Directors decided to terminate the Program effective October 18, 2019, to focus on debt reduction and continued investment in strategic initiatives.

Note 14: Subsequent Events

On October 22, 2019, the Company announced its intention to delist from the Nasdaq Stock Market (“Nasdaq”), deregister its common stock, suspend the quarterly cash dividend, and terminate the share repurchase program.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q relate to, among other things, our intentions regarding delisting from Nasdaq and deregistering our common stock, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; our expectations regarding financing arrangements; our expectations with respect to dividend payments; our expectations with respect to ongoing compliance with the terms of our credit facility; and our expectations with respect to remediation of our identified material weaknesses.

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the level of demand for our products and our ability to introduce new products that satisfy market demand; our ability to grow and remain profitable in the highly competitive retail tile industry, our ability to access additional capital; our ability to attract and retain qualified personnel; unexpected delays or expenses related to opening new stores and maintaining or renovating existing stores; changes to economic or market conditions and customer preferences; disruptions in our supply chain or inventory management; unanticipated issues with respect to remediation of our identified material weaknesses; and those Risk Factors set forth in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2018 and the additional Risk Factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of September 30, 2019, we operated 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,200 square feet.

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

We opened one new store and closed one store at the end of its lease in the first nine months of 2019, and opened two new stores during 2018. Between October 1, 2018 and September 30, 2019, we opened one new store and closed one store. We plan to open an additional four stores in 2019, of which one is a relocation. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect store base growth will drive productivity and operational efficiencies. Our growth plans also require us to maintain significant inventory on-hand in order to fulfill transactions at these new locations.

For the three months ended September 30, 2019 and 2018, we reported net sales of $85.9 million and $89.3 million, respectively. The decrease in sales for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a decline in comparable stores sales of 3.5%, or $3.1 million. In addition, net sales generated by stores not included in the comparable store base decreased by $0.2 million.

For the nine months ended September 30, 2019 and 2018, we reported net sales of $261.8 million and $273.3 million, respectively. The decrease in sales for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to a decline in comparable store sales of 4.0%, or $10.8 million. In addition, net sales generated by stores not included in the comparable store base decreased by $0.8 million.

The decrease in sales at comparable stores for the three months ended September 30, 2019 was due to weaker store traffic. The decrease in sales at comparable stores for the nine months ended September 30, 2019 was due to weaker store traffic and customer experience issues following the implementation of a new enterprise resource planning system and the launch of our new website.

The table below sets forth information about our comparable store sales (decline) growth for the three and nine months ended September 30, 2019 and 2018.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Comparable store sales (decline) growth	(3.5)%	2.1%	(4.0)%	(2.3)%

For the three months ended September 30, 2019 and 2018, we reported gross profit of $59.2 million and $63.0 million, respectively. The gross margin rate was 68.8% and 70.6% for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, we reported gross profit of $182.4 million and $192.4 million, respectively. The gross margin rate was 69.7% and 70.4% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in gross margin rate was primarily due to higher levels of shrink and damaged inventory write-offs combined with a lower freight collection rate.

For the three months ended September 30, 2019 and 2018, we reported loss from operations of $0.6 million and income from operations of $3.9 million, respectively. For the nine months ended September 30, 2019 and 2018, we reported income from operations of $3.1 million and $17.4 million, respectively. The decrease in income from operations was primarily driven by a decrease in net sales and increased selling, general and administrative expenses.

Net cash provided by operating activities was $33.6 million and $15.7 million for the nine months ended September 30, 2019 and 2018, respectively, which was used to fund operations, new store construction activities, store remodels, merchandising, information technology investment and dividends. Share repurchases were funded by increased debt during the nine months ended September 30, 2019. We expect to continue to fund our capital expenditures and daily operations from our operating cash flows.

We repurchased 2.3 million shares for $10.5 million during the nine months ended September 30, 2019.  Our Board of Directors had previously authorized a $15.0 million share repurchase program. The Board of Directors terminated the share repurchase program effective October 18, 2019.

On October 22, 2019, the Company announced its intention to delist from the Nasdaq Stock Market (“Nasdaq”), deregister its common stock, suspend the quarterly cash dividend, and terminate the share repurchase program. The Company intends to file a Form 25 with the Securities and Exchange Commission (the “SEC”) on or about November 1, 2019 in order to delist from Nasdaq. The Company anticipates that the last day of trading on Nasdaq will be on or about November 8, 2019. On or about November 12, 2019, the Company intends to file a Form 15 with the SEC, at which time the Company anticipates that its obligations to file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, will be suspended, and that all requirements associated with being an Exchange Act-registered company, including the requirement to file current and periodic reports, will terminate 90 days thereafter.

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

The reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2019 and 2018 is as follows:

	(in thousands)
	Three Months Ended
	September 30,
	2019	% of sales(1)	2018	% of sales
Net (loss) income	$(1,383)	(1.6)%	$2,553	2.9%
Interest expense	1,027	1.2	715	0.8
Income taxes	(274)	(0.3)	652	0.7
Depreciation & amortization	8,308	9.7	7,202	8.1
Stock based compensation	660	0.8	735	0.8
Adjusted EBITDA	$8,338	9.7%	$11,857	13.3%

	(in thousands)
	Nine Months Ended
	September 30,
	2019	% of sales(1)	2018	% of sales
Net (loss) income	$(217)	(0.1)%	$11,522	4.2%
Interest expense	2,948	1.1	1,866	0.7
Income taxes	348	0.1	4,157	1.5
Depreciation & amortization	24,508	9.4	21,180	7.7
Stock based compensation	2,169	0.8	1,950	0.7
Adjusted EBITDA	$29,756	11.4%	$40,675	14.9%

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

The calculation of pretax return on capital employed is as follows:

($ in thousands)	September 30,
	2019(1)	2018(1)
Income from Operations (trailing twelve months)	$3,762	$13,769

Total Assets	389,561	281,996
Less: Accounts payable	(25,280)	(29,015)
Less: Income tax payable	(72)	(71)
Less: Other accrued liabilities	(26,119)	(26,751)
Less: Lease liability(2)	(114,490)	(42,401)
Less: Other long-term liabilities	(3,669)	(4,346)
Capital Employed	$219,931	$179,412

Pretax Return on Capital Employed	1.7%	7.7%

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

Results of Operations

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018

	(in thousands)
	2019	% of sales(1)	2018	% of sales(1)
Net sales	$85,944		$89,259
Cost of sales	26,775	31.2%	26,248	29.4%
Gross profit	59,169	68.8%	63,011	70.6%
Selling, general and administrative expenses	59,804	69.6%	59,131	66.2%
(Loss) income from operations	(635)	(0.7)%	3,880	4.3%
Interest expense	(1,027)	(1.2)%	(715)	(0.8)%
Other income	5	0.0%	40	0.0%
(Loss) income before income taxes	(1,657)	(1.9)%	3,205	3.6%
Benefit from (provision for) income taxes	274	0.3%	(652)	(0.7)%
Net (loss) income	$(1,383)	(1.6)%	$2,553	2.9%

 (1) Amounts do not foot due to rounding.

Net Sales Net sales for the third quarter of 2019 decreased $3.3 million, or 3.7%, compared with the third quarter of 2018, primarily due to a $3.1 million decrease in net sales generated by comparable stores. The decrease in sales at comparable stores for the three months ended September 30, 2019 was due to weaker store traffic. In addition, net sales generated by stores not included in the comparable store base decreased $0.2 million.

Gross Profit Gross profit for the third quarter of 2019 decreased $3.8 million, or 6.1%, compared with the third quarter of 2018 primarily due to a decrease in net sales. The gross margin rate was 68.8% and 70.6% for the three months ended September 30, 2019 and 2018, respectively. The decrease in gross margin rate was primarily due to higher levels of shrink and damaged inventory write-offs combined with a lower freight collection rate.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the third quarter of 2019 increased $0.7 million, or 1.1%, compared with the third quarter of 2018.  The increase in selling, general, and administrative expenses was due to an increase in advertising costs, partially offset by a decrease in legal and variable store compensation expense.

Interest Expense Interest expense was $1.0 million and $0.7 million for the third quarter of 2019 and 2018, respectively. The increase was due to higher average debt balances and higher interest rates during the third quarter of 2019.

Provision for Income Taxes Income tax provision decreased $0.9 million for the third quarter of 2019 compared with the third quarter of 2018 due to a decrease in income before income taxes. Our effective tax rate for the three months ended September 30, 2019 and 2018 was 16.5% and 20.3%, respectively.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018

	(in thousands)
	2019	% of sales(1)	2018	% of sales
Net sales	$261,755		$273,307
Cost of sales	79,384	30.3%	80,946	29.6%
Gross profit	182,371	69.7%	192,361	70.4%
Selling, general and administrative expenses	179,314	68.5%	174,928	64.0%
Income from operations	3,057	1.2%	17,433	6.4%
Interest expense	(2,948)	(1.1)%	(1,866)	(0.7)%
Other income	22	0.0%	112	0.0%
Income before income taxes	131	0.1%	15,679	5.7%
Provision for income taxes	(348)	(0.1)%	(4,157)	(1.5)%
Net (loss) income	$(217)	(0.1)%	$11,522	4.2%

Net Sales Net sales for the nine months ended September 30, 2019 decreased $11.6 million, or 4.2%, compared with the nine months ended September 30, 2018, primarily due to a $10.8 million decrease in net sales generated by comparable stores. The decrease in sales at comparable stores for the nine months ended September 30, 2019 was due to weaker store traffic, customer experience issues following the implementation of a new enterprise resource planning system and the launch of our new website. In addition, net sales generated by stores not included in the comparable store base decreased $0.8 million.

Gross Profit Gross profit for the nine months ended September 30, 2019 decreased $10.0 million, or 5.2%, compared with the nine months ended September 30, 2018. The gross margin rate was 69.7% and 70.4% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in gross margin rate was primarily due to higher levels of shrink and damaged inventory write-offs combined with a lower freight collection rate.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the nine months ended September 30, 2019 increased $4.4 million, or 2.5%, compared with the nine months ended September 30, 2018.  The increase in selling, general, and administrative expenses was due to a $3.3 million increase in depreciation expense and $1.3 million increase in advertising expense.

Interest Expense Interest expense was $2.9 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was due to higher average debt balances and higher interest rates during the nine months ended September 30, 2019.

Provision for Income Taxes Income tax provision decreased $3.8 million for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 due to a decrease in income before income taxes. The decrease in the tax provision was due to lower net income before tax.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $8.4 million of cash and cash equivalents at September 30, 2019, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, and general corporate purposes.

On September 18, 2018, we and our operating subsidiary, The Tile Shop, LLC, entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides us with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a rate of adjusted LIBOR plus 1.75% and may bear interest in a range between adjusted LIBOR plus 1.50% to adjusted LIBOR plus 2.25%, depending on The Tile Shop’s consolidated total rent adjusted leverage ratio. At September 30, 2019, the base interest rate was 6.00% and the LIBOR-based interest rate was 4.02%. Borrowings outstanding consisted of $63.0 million on the revolving line of credit as of September 30, 2019.  We also have standby letters of credit outstanding related to our workers compensation and medical insurance policies. As of September 30, 2019 and 2018, the standby letters of credit totaled $1.3 million and $1.1 million, respectively. There was $35.7 million available for borrowing on the revolving line of credit as of September 30, 2019, which may be used to support our growth and for working capital purposes.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios.  We were in compliance with the covenants as of September 30, 2019.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months.

Capital Expenditures

Capital expenditures were $22.8 million and $22.9 million for the nine months ended September 30, 2019 and 2018, respectively. Capital expenditures made in 2019 include investments in store merchandising, store remodels, and information technology.

Cash flows

The following table summarizes our cash flow for the nine months ended September 30, 2019 and 2018.

	(in thousands)
	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$33,612	$15,721
Net cash used in investing activities	(22,229)	(22,880)
Net cash (used in) provided by financing activities	(8,540)	10,634

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2019 was $33.6 million compared with $15.7 million during the nine months ended September 30, 2018. The increase is attributable to improved working capital management, partially offset by lower net income.

Investing activities

Net cash used in investing activities totaled $22.2 million for the nine months ended September 30, 2019 compared with $22.9 million for the nine months ended September 30, 2018. Net cash used in investing activities in each period was primarily for capital purchases of store fixtures, equipment, building improvements and leasehold improvements for stores opened or remodeled, asset additions in our distribution and manufacturing facilities, information technology infrastructure, and general corporate information technology assets.

Financing activities

Net cash used in financing activities was $8.5 million for the nine months ended September 30, 2019 compared with net cash provided by financing activities of $10.6 million for the nine months ended September 30, 2018. Net cash used in financing activities during the nine months ended September 30, 2019 was primarily $43.2 million for payments of long-term debt and financing lease obligations, $10.5 million for repurchases of common stock, and $7.7 million in dividends paid to stockholders, offset by advances on the revolving line of credit of $53.0 million.

Cash and cash equivalents totaled $8.4 million at September 30, 2019 compared with $5.6 million at December 31, 2018. Working capital was $52.4 million at September 30, 2019 compared with $79.8 million at December 31, 2018. The decrease in working capital during the third quarter of 2019 was due to the new accounting standard for leases, which added a current portion of lease liability to the consolidated balance sheet.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Arrangements

As of September 30, 2019, there were no material changes to our contractual obligations outside the ordinary course of business.

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

Upon adopting this standard, we established a right of use asset of $147.2 million and lease liabilities of $169.9 million, reduced deferred rent by $44.6 million, and recorded a cumulative effect adjustment to retained earnings of $22.0 million. This retained earnings impact was due to the election of the hindsight practical expedient which resulted in a decrease in the cumulative difference between the straight-line rent expense and rental payments that had been made between the inception of each lease and January 1, 2019. We also adjusted the useful life assigned to certain leasehold improvements, which resulted in a $15.3 million reduction in fixed assets and retained earnings.  The net impact of the cumulative effect adjustments also resulted in a $1.7 million reduction of deferred tax assets and a corresponding adjustment to retained earnings that was recorded during the nine months ended September 30, 2019. The adoption of this standard did not have a material impact on net income or cash flows during the three and nine months ended September 30, 2019.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued a final standard on accounting for credit losses. This standard is effective for us in fiscal year 2020 and requires a change in credit loss calculations using the expected loss method. We are evaluating the effect of this standard on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued a final standard which provides guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The standard requires customers of cloud computing services to recognize an intangible asset for the software license and, to the extent that payments attributable to the software license are made over time, a liability is also recognized. The standard also allows customers of cloud computing services to capitalize certain implementation costs. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The standard will become effective for us at the beginning of its fiscal year 2020, although early adoption is permitted for all entities. We are evaluating the effect of the standard on our consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 and have concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to material weaknesses in our internal control over financial reporting as described below.

On January 1, 2019, we implemented a new enterprise resource planning (“ERP”) system on a company-wide basis. As previously disclosed, during the nine months ended September 30, 2019, we identified two material weaknesses in internal control over financial reporting that arose from the new ERP system implementation. The two material weaknesses are:

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

We have adjusted, and intend to consider further adjustments to, our previously disclosed plans relating to addressing these material weaknesses. As discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q, we announced on October 22, 2019 our intention to delist our common stock from the Nasdaq and deregister our common stock with the SEC.  Upon the effectiveness of the deregistration with the SEC, our obligations of associated with being an Exchange Act-registered company, including the requirement to file current and periodic reports, will terminate.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

These material weaknesses could adversely impact our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and materially and adversely impact our business and financial condition. We are adjusting our previously announced plans to address the material weaknesses following our announcement that we plan to delist from Nasdaq and deregister our common stock. We cannot ensure that we will not identify additional material weaknesses in our internal control over financing reporting in the future.

We intend to delist our common stock from the Nasdaq Stock Market and deregister our common stock under the Exchange Act.

As previously disclosed, we have given notice to the Nasdaq Stock Market (“Nasdaq”) of our intent to voluntarily delist our common stock from Nasdaq and to deregister our common stock under the Exchange Act. We intend to file a Form 25 with the SEC on or about November 1, 2019 in order to delist our common stock from Nasdaq, which will terminate the registration of our common stock under Section 12(b) of the Exchange Act ten days thereafter. We anticipate that the last day of trading on Nasdaq will be on or about November 8, 2019.  Our common stock may thereafter be eligible for trading on an over-the-counter market, if one or more brokers chooses to make a market for our common stock; however, there can be no assurances regarding any such trading.

On or about November 12, 2019, we intend to file a Form 15 with the SEC, at which time we anticipate that our obligation to file periodic reports under the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K will be suspended, and that all requirements associated with being an Exchange Act-registered company, including the requirement to file current and periodic reports, will terminate 90 days thereafter. Accordingly, there will be significantly less information regarding us available to stockholders and potential investors.

Following delisting and deregistration, the combination of this reduced amount of information and the likelihood of reduced liquidity in the over-the-counter trading environment may impact the value of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (in thousands)
July 1, 2019 - July 31, 2019	48,053	(1)	$0.94	(1)	-	$4,545
August 1, 2019 - August 31, 2019	6,390	(2)	0.00	(2)	-	4,545
September 1, 2019 - September 30, 2019	58,297	(2)	0.00	(2)	-	4,545
	112,740		$0.40		-	$4,545	(3)
(1)

A total of 10,994 shares were withheld by the Company to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Incentive Plan. The Company did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. An additional  37,059 shares were repurchased by the Company pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Incentive Plan. The Company paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(2)

These shares were repurchased by the Company pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Incentive Plan. The Company paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(3)

On April 29, 2019, the Company’s Board of Directors authorized a share repurchase program (the “Program”), pursuant to which the Company was able to, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $15.0 million. The Program began on May 2, 2019 and was to continue indefinitely until the full repurchase amount had been utilized or the Board of Directors terminated the Program. The Board of Directors terminated the Program on October 18, 2019.

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

10.1*	Employment Agreement, by and between the Company and Nancy DiMattia, dated September 6, 2019.
10.2*	Employment Agreement, by and between the Company and Mark Davis, dated September 6, 2019.
10.3*	Amendment to Terms of Employment, by and between the Company and Kirk Geadelmann, dated September 6, 2019.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: November 4, 2019	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: November 4, 2019	By:	/s/ NANCY DIMATTIA
Nancy DiMattia
Chief Financial Officer