Form 10-K
period 2019-12-31
TILE SHOP HOLDINGS, INC.
filed 2020-03-13
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

(763) 852-2950

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately: $144,783,040.

As of March 9, 2020, the registrant had 50,751,615 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this Form 10-K, which it intends to file with the SEC within 120 days after the fiscal year end covered by this report.

TILE SHOP HOLDINGS, INC. FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

The Tile Shop, LLC (“The Tile Shop”) was founded in 1985 and Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, including The Tile Shop, the “Company” or “we”) was incorporated in Delaware in June 2012. We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. Our assortment includes approximately 6,000 products from around the world. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, and metal tiles. The majority of our tile products are sold under our proprietary Rush River and Fired Earth brand names. We purchase our tile products, accessories and tools directly from our global network of suppliers. We manufacture our own setting and maintenance materials, such as thinset, grout and sealer under our Superior brand name, as well as work with other suppliers to manufacture private label products. As of December 31, 2019, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

In 2019, we reported net sales and loss from operations of $340.4 million and $1.4 million, respectively. Our 2018 and 2017 net sales were $357.3 million and $344.6 million, respectively, and our 2018 and 2017 income from operations was $18.1 million and $25.8 million, respectively. We opened four new stores, relocated one store, and closed two stores in 2019. We plan to open one new store in 2020. As of December 31, 2019 and 2018, we had total assets of $399.8 million and $297.6 million, respectively.

Competitive Strengths

We believe that the following factors differentiate us from our competitors and position us to continue to grow our specialty retailer business.

Broad Product Assortment at Attractive Prices – We offer approximately 6,000 natural stone and made-made tile products, setting and maintenance materials, accessories, and tools. We are able to maintain competitive prices by purchasing tile and accessories directly from producers and manufacturing our own setting and maintenance materials.

Customer Service and Satisfaction – Our sales personnel are highly-trained and knowledgeable about the technical and design aspects of our products. In addition, we provide one-on-one installation training as required to meet customer needs. We accept returns up to three months following the date of the sale, with no restocking fees.

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

Proprietary Branding – We sell the majority of our products under our proprietary brand names, which helps us to differentiate our products from those of our competitors. We offer products across a range of price points and quality levels, which allows us to target discrete market segments and to appeal to diverse groups of customers.

Centralized Distribution System – We service our store locations from five distribution centers. Our distribution centers, located in Michigan, Oklahoma, New Jersey, Virginia, and Wisconsin, are located to cost effectively service our existing stores.

Strategic Plan

We are committed to carrying the best assortment, offering the best service, and showcasing the best presentation in our industry.  These principles have always been core to our strategy and will continue to be as we move into 2020.  Over the last two years we have made a number of different investments to position the Company for long-term growth.  As we move into 2020, we  are focused on internal execution and generating a profitable return on these investments.

Key elements of our 2020 strategy include:

Focused Retail Execution –  Over the last year, we have implemented a number of enhancements to our new enterprise resource planning (“ERP”) system and now have reporting that provides visibility to key business trends giving our store, regional, and corporate management teams the tools needed to pinpoint inefficiencies and take corrective action.  We have defined critical success measures for each of our stores, worked with our store leaders to develop action plans, and have the support structure in place to help our teams achieve their goals.

Growing Professional Sales –  We are committed to providing the best service to our professional customers and the customers they serve.  We have a seasoned team of pro market managers in place with the experience to effectively cultivate relationships with professional customers.  Our loyalty program continues to gain traction and we believe the rewards available to professional customers provide a meaningful incentive for pros to grow their business with us.  We also plan to add several new products for professional customers in 2020 to help augment our existing pro product offerings.

Disciplined Expense Management – Over the last six months, we have identified and implemented a number of different initiatives to reduce the level of our brand advertising, information technology (“IT”) consulting, staffing, and public company costs.  We are committed to these initiatives and will explore other expense savings opportunities in pursuit of our return to profitability.

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

Our stores are designed to emphasize our products in a visually appealing showroom format. Our average store is approximately 20,000 square feet, with a majority of the square footage devoted to the showroom. Several thousand square feet is used for warehouse space, which is used primarily to hold customer orders waiting to be picked up or delivered. Our stores are typically accessible from major roadways and have significant visibility to passing traffic. We can adapt to a range of existing buildings, whether free-standing or in shopping centers. All of our stores are leased.

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

Products

We offer an extensive and complete assortment of natural stone and man-made tile products, sourced directly from our suppliers. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, and metal tiles. Our wide assortment of accessories, including trim pieces, mosaics, pencils, listellos, and other unique products, encourages our customers to make a fashion statement with their tile project and helps us to deliver a high level of customer satisfaction and drive repeat business. We also offer a broad range of setting and maintenance materials, such as thinset, grout, sealers, and accessories, including installation tools, shower and bath shelves, drains, and similar products. We also offer customers delivery service through third-party freight providers. We sell most of our products under our proprietary brand names, including Superior Adhesives & Chemicals, Superior Tools & Supplies, Rush River, and Fired Earth. In total, we offer approximately 6,000 different tile products, setting and maintenance materials, and accessory products. The percentage of our net sales represented by each product category was as follows for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Man-made tiles	47%	46%
Natural stone tiles	29	28
Setting and maintenance materials	13	14
Accessories	10	10
Delivery service	1	2
	100%	100%

Suppliers

We have long-standing relationships with our suppliers throughout the world and work with them to design and manufacture products exclusively for us. We believe that these direct relationships differentiate us from our competitors.

We currently purchase tile products from approximately 200 different suppliers. Our top ten tile suppliers accounted for 49% of our tile purchases in 2019. Our largest supplier accounted for approximately 12% of our total purchases in 2019. We believe that alternative and competitive suppliers are available for many of our products. The percentage of our total purchases from the following continents was as follows for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Europe (including Turkey)	36%	31%
North America	32	21
Asia	23	43
South America	9	5
	100%	100%

During 2018, we made the decision to diversify our source of supply and shift sourcing of certain products manufactured in China to other parts of the world.  We successfully completed this work in 2019 which resulted in a decrease in the volume of products purchased from Asia and an increase in the percentage of products purchased from suppliers based in Europe, North America, and South America.

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

Competition

The retail tile market is highly-fragmented. We compete directly with regional and local specialty retailers of tile, factory-direct stores, a large number of privately-owned, single-site stores, and online-only competitors. In addition, we compete with large national home improvement centers that offer a wide range of home improvement products, including flooring. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl. The barriers of entry into the retail tile industry are relatively low and new or existing tile retailers could enter our markets and increase the competition that we face. Many of our competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied product offerings, and greater financial, technical, and other resources.

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

Employees

As of December 31, 2019, we had 1,638 employees, 1,531 of whom were full-time and none of whom were represented by a union. Of these employees, 1,228 work in our stores, 88 work in corporate, store support, infrastructure or similar functions, and 322 work in distribution and manufacturing facilities. We believe that we have good relations with our employees.

Intellectual Property and Trademarks

We have registered and unregistered trademarks for all of our brands, including 25 registered trademarks. We regard our intellectual property as having significant value and our brands are an important factor in the marketing of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.

Government Regulation

We are subject to extensive and varied federal, state and local government regulation in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, zoning, and fire codes. We operate each of our stores, offices, distribution and manufacturing facilities in accordance with standards and procedures designed to comply with applicable laws, codes, and regulations.

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

The retail tile industry in the United States is highly competitive. Participants in the tile industry compete primarily based on product variety, customer service, store location, and price. There can be no assurance that we will be able to continue to compete favorably with our competitors in these areas. Our store competitors include large national home centers, regional and local specialty retailers of tile, factory-direct stores, privately-owned, single-site stores and online-only competitors. We also compete indirectly with companies that sell other types of floor coverings, including wood floors, carpet, and vinyl sheet. In the past, we have faced periods of heightened competition that materially affected our results of operations. Certain of our competitors have greater name recognition, longer operating histories, more varied product offerings, and substantially greater financial and other resources than us. Accordingly, we may face periods of intense competition in the future that could have a material adverse effect on our planned growth and future results of operations. Moreover, the barriers to entry into the retail tile industry are relatively low. New or existing retailers could enter our markets and increase the competition that we face. In addition, manufacturers and suppliers of tile and related products, including those whose products we currently sell, could enter the United States retail tile market and start directly competing with us. Further, the retail industry in general is subject to rapid technological change, which may increase the amount of capital we spend in the future as we work to sustain and grow our technological infrastructure and digital commerce capabilities in order to remain competitive. Competition in existing and new markets may also prevent or delay our ability to gain relative market share. Any of the developments described above could have a material adverse effect on our planned growth and future results of operations.

If we fail to successfully manage the challenges that our planned growth poses or encounter unexpected difficulties during our expansion, our revenues and profitability could be materially adversely affected.

One of our long-term objectives is to increase revenue and profitability through market share gains. Our ability to achieve market share growth, however, is contingent upon our ability to open new stores and achieve operating results in new stores at the same level as our similarly situated current stores. We anticipate opening one new store in 2020. There can be no assurance that we will be able to open stores in new markets at the rate required to achieve market leadership in such markets, identify and obtain favorable store sites, arrange favorable leases for stores, obtain governmental and other third-party consents, permits, and licenses needed to open or operate stores in a timely manner, train and hire a sufficient number of qualified managers for new stores, attract a strong customer base and brand familiarity in new markets, or successfully compete with established retail tile stores in the new markets that we enter. Failure to open new stores in an effective and cost-efficient manner could place us at a competitive disadvantage as compared to retailers who are more adept than us at managing these challenges, which, in turn, could negatively affect our overall operating results.

Our same store sales fluctuate due to a variety of economic, operating, industry and environmental factors and may not be a fair indicator of our overall performance.

Our same store sales have experienced fluctuations, which can be expected to continue. Numerous factors affect our same store sales results, including, among others, the timing of new and relocated store openings, the relative proportion of new and relocated stores to mature stores, cannibalization resulting from the opening of new stores in existing markets, changes in advertising and other operating costs, the timing and level of markdowns, changes in our product mix, weather conditions, retail trends, the retail sales environment, economic conditions, inflation, the impact of competition, and our ability to execute our business strategy. As a result, same store sales or operating results may fluctuate and may cause the price of our securities to fluctuate significantly. Therefore, we believe that period-to-period comparisons of our same store sales may not be a reliable indicator of our future overall operating performance.

We intend to open additional stores in both our existing markets and new markets, which poses both the possibility of diminishing sales by existing stores in our existing markets and the risk of a slow ramp-up period for stores in new markets.

Our expansion strategy includes plans to open one new store in an existing market during 2020. In future periods, we intend to continue opening stores in new and existing markets. Because our stores typically draw customers from their local areas, additional stores may draw customers away from nearby existing stores and may cause same store sales performance at those existing stores to decline, which may adversely affect our overall operating results. Additionally, stores in new markets typically have a ramp-up period before sales become steady enough for such stores to be profitable. Our ability to open additional stores will be dependent on our ability to promote and/or recruit enough qualified store managers, assistant store managers, and sales associates. The time and effort required to train and supervise a large number of new managers and associates and integrate them into our culture may divert resources from our existing stores. If we are unable to profitably open additional stores in both new and existing markets and limit the adverse impact of those new stores on existing stores, our same store sales and overall operating results may be reduced during the implementation of our expansion strategy.

Our expansion strategy will be dependent upon, and limited by, the availability of adequate capital.

Our expansion strategy will require adequate capital for, among other purposes, opening new stores, distribution centers, and manufacturing facilities, as well as entering new markets. Such expenditures will include researching real estate and consumer markets, leases, inventory, property and equipment costs, integration of new stores and markets into company-wide systems and programs, and other costs associated with new stores and market entry expenses and growth. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. In addition, our credit facility may limit the amount of capital expenditures that we may make annually, depending on our rent adjusted leverage ratio. If we fail to obtain sufficient additional capital in the future or we are unable to make capital expenditures under our credit facility, we could be forced to curtail our expansion strategies by reducing or delaying capital expenditures relating to new stores and new market entry. As a result, there can be no assurance that we will be able to fund our current plans for the opening of new stores or entry into new markets.

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

We source the approximately 6,000 products that we stock and sell from approximately 200 domestic and international suppliers. We source a large number of those products from foreign manufacturers, including 49% of our products from a group of ten suppliers located in Asia, Europe and the United States. Our largest supplier accounted for approximately 12% of our total purchases in 2019. We generally take title to these products sourced from foreign suppliers overseas and are responsible for arranging shipment to our distribution centers. Financial instability among key suppliers, political instability, trade restrictions, tariffs, currency exchange rates, and transport capacity and costs are beyond our control and could negatively impact our business if they seriously disrupt the movement of products through our supply chain or increase the costs of our products.

Our reliance on foreign suppliers increases our risks of not obtaining adequate, timely and cost effective products and to the risks involved in foreign operations and foreign currency translation.

The risks associated with direct sourcing from overseas manufacturers may be higher than the risks associated with our traditional domestic suppliers. Foreign sourcing subjects us to a number of risks, including long lead times; work stoppages; shipping delays and interruptions; product quality issues; employee rights issues; other social concerns; public health epidemics, such as the ongoing coronavirus outbreak emanating from China, the impact of which is uncertain and which, if it persists for an extended period of time, could disrupt our global supply chain and result in significant expenses or delays outside of our control, or pandemics; political instability; acts of terrorism; economic disruptions; the imposition of tariffs, duties, quotas, import and export controls and other trade restrictions; changes in governmental policies, including potential adverse changes in tax laws and regulations; uncertainty surrounding the enforcement of laws (if any) relating to the protection of intellectual property or data security; and other events. Any of these events could have a material adverse effect on us.

In addition, a novel strain of coronavirus, COVID-19, surfaced in Wuhan, China in December 2019, resulting in increased travel restrictions and extended shutdown of certain businesses in the region. The impact of COVID-19 on our business is uncertain at this time and will depend on future developments; however, prolonged closures in China may disrupt our operations or the operations of certain of our suppliers, which could negatively impact our business.

In addition, reductions in the value of the U.S. dollar or revaluation of foreign currencies used could ultimately increase the prices that we pay for our products.  All of our products manufactured overseas and imported into the U.S. are subject to duties collected by the U.S. Customs and Border Protection.  We may be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products.  If duties were to be significantly increased, it could have a material adverse impact on us.

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

Our business, financial condition, and results of operations have been, and may continue to be, affected by various economic factors. Deterioration in the current economic environment could lead to reduced consumer and business spending, including by our customers. It may also cause customers to shift their spending to products that we either do not sell or that generate lower profitability for us. Further, reduced access to credit may adversely affect the ability of consumers to purchase our products. This potential reduction in access to credit may adversely impact our ability to offer customers credit card financing through third-party credit providers on terms similar to those offered currently, or at all. In addition, economic conditions, including decreases in access to credit, may result in financial difficulties leading to restructuring, bankruptcies, liquidations and other unfavorable events for our customers, which may adversely impact our industry, business, and results of operations.

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

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, and sales personnel. We have had changes in our senior management team over the past two years and have promoted or hired new employees to fill certain roles. Our inability to effectively integrate the newly-hired senior managers into our business processes, controls, systems and culture could have a material adverse effect on us. If any of our key employees ceases to be employed by us, we would have to hire additional qualified personnel and could experience delays in filling those roles. Our ability to successfully hire other experienced and qualified key employees cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. As a result, the loss or unavailability of any of our key employees could have a material adverse effect on us.

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

We entered into a credit facility with Bank of America, N.A., Fifth Third Bank and Citizens Bank on September 18, 2018. As of December 31, 2019, we had borrowed approximately $63.0 million on our revolving line of credit, leaving $35.7 million available for future borrowings. The terms of our credit facility and the burden of the indebtedness incurred thereunder could have serious consequences for us, such as:

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

Additionally, any future increase in the level of our indebtedness will likely increase our interest expense, which could negatively impact our profitability. Current interest rates on borrowings under our credit facility are variable and include the use of the London Interbank Offered Rate (“LIBOR”). In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The expected phase out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding. Furthermore, while our credit facility contains “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable, these “fallback” provisions may not adequately address the actual changes to LIBOR or successor rates.

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

We must comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently, and such changes can impose significant costs and other burdens of compliance on our business and suppliers. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, environmental issues, or compliance with the Foreign Corrupt Practices Act could have an adverse impact on our financial condition and results of operations. Changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations could increase our cost of doing business.

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

We do not control the operations of our suppliers. Accordingly, we cannot guarantee that our suppliers will comply with applicable environmental, labor and other laws and regulations or operate in a legal, ethical, and responsible manner. Violation of environmental, labor or other laws by our suppliers or their failure to operate in a legal, ethical, or responsible manner could reduce demand for our products if, as a result of such violation or failure, we attract negative publicity. Further, such conduct could expose us to legal risks as a result of the purchase of products from non-compliant suppliers.

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

We may not be able to adjust the prices of our products, especially in the short-term, to recover any cost increases in materials and energy. A continual rise in material and energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our financial condition and results of operations.

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

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar transactional taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

The application of sales tax and other indirect taxes on cross border sales by remote sellers is continuing to change and evolve. In June 2018, the U.S. Supreme Court decided South Dakota v. Wayfair, Inc., a case challenging the prior law under which sellers were not required to collect sales and use tax unless they have a physical presence in the buyer’s state.  This decision will now allow states to adopt new or enforce existing laws requiring sellers to collect and remit sales and use tax, even in states in which the seller has no presence.  The adoption or enforcement of any such legislation could result in additional sales and use tax collection responsibility for certain of our businesses. A number of states have already begun requiring sales and use tax collection by remote sellers.  We are in the process of determining how and when our collection practices may need to change in the relevant jurisdictions.  It is possible that one or more jurisdictions may assert that we have liability for periods for which certain of our businesses have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could result in tax liabilities, including for past sales taxes and penalties and interest, which could materially adversely affect our business, financial condition and operating results.

Natural disasters, changes in climate and geo-political events could adversely affect our operating results.

The threat or occurrence of one or more natural disasters or other extreme weather events, whether as a result of climate change or otherwise, and the threat or outbreak of terrorism, civil unrest, a public health epidemic, such as the coronavirus, or pandemic, or other hostilities, conflicts or similar adverse events could materially adversely affect our financial performance. These events may result in damage to, or destruction or closure of, our stores, distribution centers and other properties. Such events can also adversely affect our work force and prevent employees and customers from reaching our stores and other properties, can modify consumer purchasing patterns and decrease disposable income, and can disrupt or disable portions of our supply chain and distribution network.

Our ability to control labor costs is limited, which may negatively affect our business.

Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing healthcare benefits or labor relations, and health and other insurance costs. If our labor and/or benefit costs increase, we may not be able to hire or maintain qualified personnel to the extent necessary to execute our competitive strategy, which could adversely affect our results of operations.

Our business operations could be disrupted if we are unable to protect the integrity and security of our customer information.

In connection with payment card sales and other transactions, including bank cards, debit cards, credit cards and other merchant cards, we process and transmit confidential banking and payment card information. Additionally, as part of our normal business activities, we collect and store sensitive personal information related to our employees, customers, suppliers and other parties. Despite our security measures, our information technology and infrastructure may be vulnerable to criminal cyber-attacks or security incidents due to employee error, malfeasance or other vulnerabilities. Any such incidents could compromise our networks or disrupt critical systems, and the information stored there, such as personal identification information or funds, could be accessed, publicly disclosed, lost or stolen. Third parties may have the technology and know-how to breach the security of this information, and our security measures and those of our banks, merchant card processing and other technology suppliers may not effectively prohibit others from obtaining improper access to this information. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures.

Many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and could cause the loss of customers. In addition, any such breach could subject us to litigation, government enforcement actions, regulatory penalties or costly response measures.  Any such occurrence could have a material adverse effect on us.

If our management information systems experience disruptions, it could disrupt our business and reduce our net sales.

We depend on our management information systems to integrate the activities of our stores, to process orders, to manage inventory, to purchase merchandise and to sell and ship goods on a timely basis. We may experience operational problems with our information systems, as well as loss of funds, intellectual property or other proprietary information, as a result of system failures, viruses, computer “hackers” or other causes. We may incur significant expenses in order to repair any such operational problems and could suffer reputational damage. Any significant disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could result in delays in the delivery of products to our stores and customers or lost sales. Accordingly, if our network is disrupted, we may experience delayed communications within our operations and between our customers and ourselves. Any such occurrence could have a material adverse effect on us.

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

Implementation of our new ERP system has adversely impacted and could continue to negatively affect our business.

We rely extensively on our IT systems to assist us in managing our business and summarizing our operational results.  On January 1, 2019, we deployed a company-wide new ERP system.  The new ERP system was implemented to position the Company for long-term growth, further enhance operating efficiencies and provide more effective management of our business operations, including sales order processing, inventory control, purchasing and supply chain management, and financial reporting. Implementing the new ERP system has been costly and has required, and may continue to require, the investment of significant personnel and financial resources.  In addition to the risks inherent in the conversion to any new IT system, including the loss of information, disruption to our normal operations, and changes in accounting procedures, the implementation of our new ERP system has resulted in operational and reporting disruptions related to the conversion of existing customer orders, processing of new customer orders and maintaining an effective internal control environment.

We identified material weaknesses in internal control over financial reporting that pertain to our ERP system conversion on January 1, 2019, as described below, which has caused us to incur increased costs, diverted our management’s and employees’ attention and resources, and negatively impacted our business. Failure to properly or adequately address any issues with our new ERP system could result in increased costs and the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal control over financial reporting and ability to manage our business effectively.  While the ERP system is intended to further improve and enhance our information management systems, the ongoing implementation of this new ERP system exposes us to the risks of integrating that system with our existing systems and processes, including possible continued disruption of our financial reporting.

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

These material weaknesses could adversely impact our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and materially and adversely impact our business and financial condition. We are adjusting our previously announced plans to address the material weaknesses following our delisting from  The Nasdaq Stock Market LLC (“Nasdaq”) and our previously-announced plan to deregister our common stock. We cannot ensure that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

We have delisted our common stock from the Nasdaq Stock Market and intend to deregister our common stock under the Exchange Act.

As previously disclosed, we have voluntarily delisted our common stock from Nasdaq and intend to deregister our common stock under the Exchange Act. Our common stock is currently quoted on the Pink tier of the OTC Markets under the symbol “TTSH”. Following our proposed deregistration, it may thereafter continue to be eligible for trading on an over-the-counter market, if one or more brokers chooses to make a market for our common stock; however, there can be no assurances regarding any such trading.

In November 2019, a class action and derivative lawsuit was filed in the Court of Chancery of the State of Delaware against us and our directors, which prevented us from filing a Form 15 to complete our proposed deregistration. As such, we are required to continue filing periodic reports under the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and remain subject to all other requirements associated with being an Exchange Act-registered company.  However, we continue to believe that the proposed deregistration, and the associated expected cost savings, is in our and our stockholders’ best interests.

Following our delisting and proposed deregistration, the combination of the reduced amount of information regarding us available to stockholders and potential investors and the likelihood of reduced liquidity in the over-the-counter trading environment may impact the value of our common stock.

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
•

the public’s reaction to our filings with the SEC, our press releases and other public announcements; including our delisting from Nasdaq and current quotation on the Pink tier of the OTC Markets and our previously-announced plan to deregister our common stock;

•	changes in recommendations or earnings estimates by research analysts who follow us or other companies in our industry;
•	variations in general economic conditions;
•	actions of our current stockholders, including purchases or sales of common stock by our directors and executive officers;
•	the arrival or departure of key personnel; and
•	other developments affecting us, our industry or our competitors.

In addition, the stock market may experience significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies but may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company or its performance.

We suspended our quarterly dividend program and cancelled our stock repurchase program; as such, only appreciation in the price of our common stock will provide a return to our stockholders.

In October 2019, we suspended our quarterly cash dividend program and cancelled our share repurchase program to focus on debt reduction and continued investment in strategic initiatives. Any future determination with respect to the payment of dividends or stock repurchases is at the discretion of our Board of Directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends in the United States, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our Board of Directors. Our election not to pay a quarterly dividend or repurchase stock may negatively impact our reputation, our stock price, and investor confidence in us.

We are a holding company with no business operations of our own and depend on cash flow from The Tile Shop to meet our obligations.

We are a holding company with no business operations of our own or material assets other than the equity of our subsidiaries. All of our operations are conducted by our subsidiaries, including The Tile Shop. As a holding company, we will require dividends and other payments from our subsidiaries to meet cash requirements. The terms of any future credit facility may restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us, although our current facility does not restrict this action. If there is an insolvency, liquidation, or other reorganization of any of our subsidiaries, our stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If The Tile Shop is unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.

Concentration of ownership may have the effect of delaying or preventing a change in control.

Our directors and executive officers, together with their affiliates, beneficially hold approximately 31% of our outstanding shares of common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our securities.

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

As a Delaware corporation, we are also subject to provisions of Delaware law. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2019, we operated 142 stores located in 31 states and the District of Columbia with an average square footage of approximately 20,000 square feet. The table below sets forth the store locations (alphabetically by state) of our 142 stores in operation as of December 31, 2019.

State	Stores	State	Stores	State	Stores	State	Stores
Arizona	4	Illinois	12	Minnesota	7	Oklahoma	2
Arkansas	1	Indiana	4	Missouri	5	Pennsylvania	5
Colorado	4	Iowa	1	Nebraska	1	Rhode Island	1
Connecticut	3	Kansas	1	New Jersey	6	South Carolina	2
Delaware	1	Kentucky	3	New Mexico	1	Tennessee	4
District of Columbia	1	Maryland	5	New York	8	Texas	17
Florida	5	Massachusetts	4	North Carolina	5	Virginia	7
Georgia	4	Michigan	7	Ohio	8	Wisconsin	3
						Total	142

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

We believe that our material property holdings are suitable for our current operations and purposes. We intend to open one new store in 2020.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, party to lawsuits, threatened lawsuits, disputes and other claims arising in the normal course of business. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. However, in light of the inherent uncertainty in legal proceedings, there can be no assurance that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

We have voluntarily delisted our common stock from Nasdaq and intend to deregister our common stock under the Exchange Act, subject to applicable law and any orders or injunctions issued in the litigation described below.

On November 5, 2019, a class action and derivative lawsuit was filed in the Court of Chancery of the State of Delaware against us and our directors by a plaintiff’s law firm with K-Bar Holdings LLC listed as plaintiff. The complaint was filed again by the same law firm on November 7, 2019 with Wynnefield Capital, Inc. as the plaintiff. The complaint alleges breaches of fiduciary duty in connection with our decision to delist from Nasdaq and deregister our common stock under the Exchange Act and directors’ purchases of common stock. The complaint includes derivative claims and seeks injunctive relief to prevent us from deregistering our common stock, injunctive relief to prevent additional stock purchases, and unspecified damages. A hearing was scheduled for February 21, 2020 for the court to consider whether a preliminary injunction should be issued to continue the temporary restraining order (“TRO”) that was entered by the court on November 8, 2019. The TRO prohibits us from filing a Form 15 to complete the proposed deregistration and additional stock purchases by directors. We have determined to forego the preliminary injunction hearing and proceed directly to a full trial on the merits, which is currently scheduled for April 13-14, 2020.

We believe that the K-Bar and Wynnefield Capital complaint contains numerous false and misleading statements that create a narrative regarding our delisting and proposed deregistration that is untrue. We further believe, and have made filings with the court indicating that, subsequent filings and statements made with the court by plaintiffs’ counsel Bernstein Litowitz Berger & Grossmann have been false and misleading and sought to distort the record in the case. We plan to continue to contest the litigation vigorously.

As a result of the delay in filing the Form 15, we are required to continue filing periodic reports under the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and remain subject to all other requirements associated with being an Exchange Act-registered company. If the TRO expires or is lifted, we will be required to reassess if we are eligible to file the Form 15 at that time.

We continue to believe that the delisting and proposed deregistration are in the best interests of  us and our stockholders. We believe that it is unfortunate that our ability to achieve the expected cost savings from the deregistration has been impeded by the litigation and continue to contest the litigation vigorously.

ITEM 4. MINE SAFETY DISCLOSURES

None.

Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock previously traded on Nasdaq under the symbol “TTS”. We voluntarily delisted our common stock from Nasdaq in November 2019 and, since then, our common stock has been quoted on The OTC Pink Market under the symbol “TTSH”. The following table shows, for the period indicated, the high and low closing bid quotations for the Company’s common stock as reported by Yahoo Finance. The quotations represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
November 11, 2019 – December 31, 2019	$1.85	$1.25

As of March 9, 2020, we had approximately 464 holders of record of our common stock. This figure does not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

As of March 9, 2020, we had 50,751,615 shares of common stock outstanding. The last reported sales price for our common stock on March 9, 2020 was $1.42.

Dividends Paid Per Share

Date Paid	Amount
March 16, 2018	$0.05
May 11, 2018	$0.05
August 10, 2018	$0.05
November 9, 2018	$0.05
March 15, 2019	$0.05
May 17, 2019	$0.05
August 9, 2019	$0.05

We suspended dividend payments on October 18, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs(4)
October 1, 2019 - October 31, 2019	65,161	(1)	$0.40	(1)	-	-
November 1, 2019 - November 30, 2019	7,570	(2)	0.62	(2)	-	-
December 1, 2019 - December 31, 2019	47,592	(3)	0.00	(3)	-	-
	120,323		$0.26		-	-

(1)

We withheld a  total of 8,479 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan (the “2012 Plan”). We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. We repurchased the remaining 56,682 shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(2)

We withheld a  total of 2,570 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Plan. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. We repurchased the remaining 5,000 shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(3)

We repurchased these shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(4)

On April 29, 2019, our Board of Directors authorized a share repurchase program (the “Program”), pursuant to which the Company was able to, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $15.0 million. The Program began on May 2, 2019 and was to continue indefinitely until the full repurchase amount had been utilized or the Board of Directors terminated the Program. The Board of Directors terminated the Program on October 18, 2019, at which time approximately $4.5 million remained available for purchases under the Program.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from (i) our audited financial statements included elsewhere in this report as of December 31, 2019 and 2018 and for the years ended December 31, 2019,  2018, and 2017 and (ii) our audited financial statements not included elsewhere in this report as of December 31, 2017,  2016, and  2015 and for the years ended December 31, 2016 and 2015. The following selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	As of December 31, or for the year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share)
Statement of Income Data
Net sales	$340,351	$357,254	$344,600	$324,157	$292,987
Cost of sales	104,232	105,915	108,378	97,261	89,377
Gross profit	236,119	251,339	236,222	226,896	203,610
Selling, general and administrative expenses	237,476	233,201	210,376	193,983	174,384
(Loss) income from operations	(1,357)	18,138	25,846	32,913	29,226
Interest expense	(3,792)	(2,690)	(1,857)	(1,715)	(2,584)
Other income	12	152	170	141	130
(Loss) income before income taxes	(5,137)	15,600	24,159	31,339	26,772
Benefit (provision) for income taxes	674	(5,158)	(13,340)	(12,876)	(11,076)
Net (loss) income	$(4,463)	$10,442	$10,819	$18,463	$15,696
(Loss) earnings per share	$(0.09)	$0.20	$0.21	$0.36	$0.31
Weighted average shares outstanding (diluted)	50,624	52,089	51,928	51,880	51,305
Balance Sheet Data
Cash and cash equivalents	$9,104	$5,557	$6,621	$6,067	$10,330
Inventories	97,620	110,095	85,259	74,295	69,878
Total assets	399,814	297,630	270,725	265,273	245,007
Total debt and lease obligations, including current maturities(1)	221,718	53,576	27,712	29,208	56,812
Total stockholders' equity	130,899	146,347	143,874	138,899	115,201
Working capital	52,329	79,774	43,525	36,013	47,497
Cash Flow Data
Net cash provided by operating activities	$38,563	$18,170	$45,691	$53,552	$60,264
Net cash used in investing activities	(26,390)	(34,143)	(40,549)	(27,252)	(18,994)
Net cash (used in) provided by financing activities	(8,622)	14,931	(10,620)	(23,866)	(36,688)
Other Selected Financial Data (unaudited)
Dividends paid per share	$0.15	$0.20	$0.20	$-	$-
Adjusted EBITDA(2)	34,846	49,355	55,411	60,429	57,137
Adjusted EBITDA margin(2)	10.2%	13.8%	16.1%	18.6%	19.5%
Gross margin rate(3)	69.4%	70.4%	68.5%	70.0%	69.5%
Operating (loss) income margin(4)	(0.4)%	5.1%	7.5%	10.2%	10.0%
Same stores sales (decline) growth(5)	(4.6)%	(0.6)%	0.5%	7.6%	7.4%
Stores open at end of period	142	140	138	123	114

(1)

On January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842 which requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet.  Upon adopting this standard, we established a right of use asset of $147.2 million and lease liabilities of $169.9 million, reduced deferred rent by $44.6 million, and recorded a cumulative effect adjustment to retained earnings of $22.0 million.  The change in life assigned to certain leasehold improvements triggered by the Company’s election to apply the hindsight partial expedient resulted in a $15.3 million reduction in fixed assets and retained earnings.  The net impact of the cumulative effect adjustments also resulted in a $1.7 million reduction of deferred tax assets and a corresponding adjustment to retained earnings.  See Notes 1 and 7 to our consolidated financial statements included in this report for further details.

(2)

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and adjusting for interest expense, income taxes, depreciation and amortization, and stock based compensation expense. Prior to 2018, we also adjusted for special charges, including equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the years ended December 31, 2015 through December 31, 2017 to conform to the current presentation. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, for budgeting and planning purposes, and for assessing the effectiveness of capital allocation over time. These measures are used in monthly financial reports prepared for management and our Board of Directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

(3)	Gross margin rate is gross profit divided by net sales.
(4)	Operating (loss) income margin is (loss) income from operations divided by net sales.
(5)

Same store sales (decline) growth is the percentage change in sales of comparable stores period-over-period. A store is considered comparable on the first day of the 13th full month of operation. When a store is relocated, it is excluded from the same stores sales growth calculation. Same store sales growth (decline) amounts include total charges to customers less any actual returns. We include the change in the allowance for anticipated sales returns applicable to comparable stores in the same store sales calculation. Same store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses. Company management believes the comparable store sales (decline) growth metric provides useful information to both management and investors to evaluate the Company’s performance, the effectiveness of its strategy and its competitive position.

Reconciliation of Non-GAAP Adjusted EBITDA to GAAP Net Income (Loss)

The reconciliation of Adjusted EBITDA to net income (loss) for the years ended December 31, 2015 through December 31, 2019 is as follows:

	Years Ended December 31,
	2019	2018	2017(1)	2016(1)	2015(1)
	(in thousands)
Net (loss) income	$(4,463)	$10,442	$10,819	$18,463	$15,696
Interest expense	3,792	2,690	1,857	1,715	2,584
Income taxes	(674)	5,158	13,340	12,876	11,076
Depreciation & amortization	33,546	28,396	26,239	23,042	22,236
Stock based compensation	2,645	2,669	3,156	4,333	5,545
Adjusted EBITDA	$34,846	$49,355	$55,411	$60,429	$57,137

(1)

Prior to 2018, we also adjusted for special charges, including equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the years ended December 31, 2015 through December 31, 2017 to conform to the current presentation.

Adjusted EBITDA as a percentage of net sales for the years ended December 31, 2015 through December 31, 2019 is as follows:

	Years Ended December 31,
	2019(2)	2018(2)	2017(1)(2)	2016(1)	2015(1)(2)
	% of net sales
Net (loss) income	(1.3)%	2.9%	3.1%	5.7%	5.4%
Interest expense	1.1	0.8	0.5	0.5	0.9
Income taxes	(0.2)	1.4	3.9	4.0	3.8
Depreciation & amortization	9.9	7.9	7.6	7.1	7.6
Stock based compensation	0.8	0.7	0.9	1.3	1.9
Adjusted EBITDA	10.2%	13.8%	16.1%	18.6%	19.5%

(1)

Prior to 2018, we also adjusted for special charges, including equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the years ended December 31, 2015 through December 31, 2017 to conform to the current presentation.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than is included in the following discussion. This report contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this report relate to, among other things, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; our ability to successfully implement our strategic plan and the anticipated benefits of our strategic plan; the effectiveness of our marketing strategy; our expectations regarding financing arrangements and our ability to obtain additional capital; supply costs and expectations, including the continued availability of sufficient products from our suppliers and the potential impact of the ongoing coronavirus outbreak emanating from China;  our expectations with respect to ongoing compliance with the terms of our credit facility, including the potential impact of the phase out of LIBOR; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations; our expectations regarding the effects of employee recruiting, training, mentoring, and retention; the potential impact of cybersecurity breaches or disruptions to our management information systems; our ability to successfully implement our information technology initiatives, including our ERP system; our ability to remediate material weaknesses in our internal control over financial reporting; our proposed deregistration; the outcome of pending stockholder litigation; and costs and adequacy of insurance.

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

There is no assurance that our expectations will be realized. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated, or projected. Such risks and uncertainties also include those set forth in Item 1A, “Risk Factors,” of this report. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Our forward-looking statements speak only as of the time that they are made and do not necessarily reflect our outlook at any other point in time. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason.

Overview

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of December 31, 2019, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

We purchase our tile products and accessories directly from suppliers and manufacture our own setting and maintenance materials, such as thinset, grout, and sealers. We believe that our long-term supplier relationships, together with our design and manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and professionals, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources, and we believe that we are a leading retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States.

We opened four new stores, relocated one store, and closed two stores in 2019.  We plan to open one new store in 2020. We believe that there will continue to be additional expansion opportunities in the United States and Canada. We expect comparable store sales growth and store unit growth will drive profitability and operational efficiencies.

The table below sets forth information about our net sales, operating income and stores opened from 2017 to 2019.

	For the year ended December 31,
	2019	2018	2017
	(in thousands, except store data)
Net sales	$340,351	$357,254	$344,600
(Loss) income from operations	$(1,357)	$18,138	$25,846
Net cash provided by operating activities	$38,563	$18,170	$45,691
New stores opened during period	4	2	15

Recent Developments

We have voluntarily delisted our common stock from Nasdaq and intend to deregister our common stock under the Exchange Act, subject to applicable law and any orders or injunctions issued in the litigation described in this report.

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

Company management believes the comparable store sales (decline) growth metric provides useful information to both management and investors to evaluate the Company’s performance, the effectiveness of its strategy and its competitive position.

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

Selling, General and Administrative Expenses –  Selling, general and administrative expenses consist primarily of compensation costs, occupancy, utilities, maintenance costs, advertising cost, shipping and transportation expenses to move inventory from our distribution centers to our stores, and depreciation and amortization.

Pre-opening Costs –  Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, compensation costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses.

Income Taxes –  We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

	2019	% of sales	2018	% of sales
	(in thousands)
Net sales	$340,351	100.0%	$357,254	100.0%
Cost of sales	104,232	30.6%	105,915	29.6%
Gross profit	236,119	69.4%	251,339	70.4%
Selling, general and administrative expenses	237,476	69.8%	233,201	65.3%
(Loss) income from operations	(1,357)	(0.4)%	18,138	5.1%
Interest expense	(3,792)	(1.1)%	(2,690)	(0.8)%
Other income	12	0.0%	152	0.0%
(Loss) income before income taxes	(5,137)	(1.5)%	15,600	4.4%
Benefit (provision) for income taxes	674	0.2%	(5,158)	(1.4)%
Net (loss) income	$(4,463)	(1.3)%	$10,442	2.9%

Net Sales – Net sales for fiscal year 2019 decreased $16.9 million, or 4.7%,  in fiscal year 2019 compared to fiscal year 2018,  primarily due to a decrease in sales at comparable stores of 4.6% during fiscal year 2019. The decrease in sales at comparable stores was primarily due to weaker store traffic and customer issues following the implementation of a new enterprise resource planning system on January 1, 2019. Net sales for the fourth quarter of fiscal year 2019 decreased $5.4 million, or 6.4%, over the fourth quarter of fiscal year 2018, primarily due to a decrease in sales at comparable stores of 6.6% during the fourth quarter of fiscal year 2019. The decrease in comparable store sales for the fourth quarter was attributable to weaker store traffic.

Gross Profit – Gross profit decreased $15.2 million, or 6.1%, in fiscal year 2019 compared to fiscal year 2018. The gross margin rate was 69.4%  and 70.4% for fiscal years 2019 and 2018, respectively. Gross profit decreased $5.2 million, or 8.9% in the fourth quarter of fiscal year 2019 compared to the fourth quarter of fiscal year 2018. The gross margin rate was 68.4% and 70.3% during the fourth quarter of fiscal years 2019 and 2018, respectively.  The decrease in gross profit for the year and the fourth quarter was attributable to higher levels of discounts, an increase in shrink and damaged inventory write-offs, and a lower freight collection rate.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased $4.3 million, or 1.8%, in fiscal year 2019 compared to fiscal year 2018.  The increase was primarily due to higher levels of occupancy expenses, information technology consulting expenses related to the implementation of our new enterprise resource planning system,  and advertising costs that were partially offset by lower levels of variable store compensation expenses. Selling, general and administrative expenses decreased $0.1 million, or 0.2%, from $58.3 million in the fourth quarter of fiscal year 2018 to $58.2 million in the fourth quarter of fiscal year 2019.  The decrease in selling, general and administrative expenses was driven primarily by a decrease in variable store compensation expenses.

Pre-opening Costs –During fiscal years 2019 and 2018, we recorded pre-opening costs of $0.6 million and $0.1 million, respectively. The increase in pre-opening costs was due to an increase in the number of stores opened in 2019.

Income from Operations – Income from operations decreased by $19.5 million, or 107.5%,  in fiscal year 2019 compared to fiscal year 2018. Operating income margin decreased to (0.4)% in fiscal year 2019, compared to 5.1% for fiscal year 2018 due to the decrease in sales and lower gross margin rate, and higher selling, general and administrative expenses.

Interest Expense – Interest expense increased $1.1 million, or 41.0%, for fiscal year 2019 compared to fiscal year 2018. The increase is due to an increase in our average debt balance during fiscal year 2019.

Provision for Income Taxes – The income tax provision decreased $5.8 million for fiscal year 2019 compared to fiscal year 2018.  The income tax provision decreased $2.0 million in the fourth quarter of fiscal year 2019 compared to the fourth quarter of fiscal year 2018.  The decrease in tax provision for both the year and the fourth quarter is primarily due to the lower level of pretax income in 2019.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

	2018	% of sales(1)	2017	% of sales(1)
	(in thousands)
Net sales	$357,254	100.0%	$344,600	100.0%
Cost of sales	105,915	29.6%	108,378	31.5%
Gross profit	251,339	70.4%	236,222	68.5%
Selling, general and administrative expenses	233,201	65.3%	210,376	61.0%
Income from operations	18,138	5.1%	25,846	7.5%
Interest expense	(2,690)	(0.8)%	(1,857)	(0.5)%
Other income	152	0.0%	170	0.0%
Income before income taxes	15,600	4.4%	24,159	7.0%
Provision for income taxes	(5,158)	(1.4)%	(13,340)	(3.9)%
Net income	$10,442	2.9%	$10,819	3.1%

(1)	Amounts do not foot due to rounding.

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

Interest Expense – Interest expense increased $0.8 million, or 44.9%, for fiscal year 2018 compared to fiscal year 2017. The increase is due to an increase in the interest rates and an increase in our average debt balance during fiscal year 2018.

Provision for Income Taxes – The income tax provision decreased $8.2 million for fiscal year 2018 compared to fiscal year 2017.  Our effective tax rate was 33.1% in 2018 and 55.2% in 2017.  The decrease in the effective tax rate is primarily attributable to the Tax Act, which reduced the U.S federal statutory tax rate from 35% in 2017 to 21% in 2018.  Income tax expense in the fourth quarter of fiscal year 2017 also included a $4.6 million charge to reduce the value of our deferred tax assets in accordance with the Tax Act.  Income tax expense in fiscal year 2018 includes $1.2 million of stock based compensation tax shortfall charges.

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net income calculated in accordance with GAAP and adjusting for interest expense, income taxes, depreciation and amortization, and stock based compensation expense.

We believe that this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP measure to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, for budgeting and planning purposes, and for assessing the effectiveness of capital allocation over time. This measure is used in monthly financial reports prepared for management and our Board of Directors. We believe that the use of this non-GAAP financial measure provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present a similar non-GAAP financial measure to investors.

The reconciliation of Adjusted EBITDA to net (loss) income for the years ended December 31, 2015 through December 31, 2019 is as follows:

	Years Ended December 31,
	2019	2018	2017(1)	2016(1)	2015(1)
	(in thousands)
Net (loss) income	$(4,463)	$10,442	$10,819	$18,463	$15,696
Interest expense	3,792	2,690	1,857	1,715	2,584
Income taxes	(674)	5,158	13,340	12,876	11,076
Depreciation & amortization	33,546	28,396	26,239	23,042	22,236
Stock based compensation	2,645	2,669	3,156	4,333	5,545
Adjusted EBITDA	$34,846	$49,355	$55,411	$60,429	$57,137

(1)

Prior to 2018, we also adjusted for special charges, which consisted of equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the years ended December 31, 2015 through December 31, 2017 to conform to the current presentation.

Adjusted EBITDA as a percentage of net sales for the years ended December 31, 2015 through December 31, 2019 is as follows:

	Years Ended December 31,
	2019(2)	2018(2)	2017(1)(2)	2016(1)	2015(1)(2)
	% of net sales
Net (loss) income	(1.3)%	2.9%	3.1%	5.7%	5.4%
Interest expense	1.1	0.8	0.5	0.5	0.9
Income taxes	(0.2)	1.4	3.9	4.0	3.8
Depreciation & amortization	9.9	7.9	7.6	7.1	7.6
Stock based compensation	0.8	0.7	0.9	1.3	1.9
Adjusted EBITDA	10.2%	13.8%	16.1%	18.6%	19.5%

(1)

Prior to 2018, we also adjusted for special charges, which consisted of equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the years ended December 31, 2015 through December 31, 2017 to conform to the current presentation.

(2)	Amounts do not foot due to rounding.

We calculate pretax return on capital employed by taking income (loss) from operations divided by capital employed. Capital employed equals total assets less accounts payable, income taxes payable, other accrued liabilities, deferred rent, lease liability and other long-term liabilities.  We believe this non-GAAP measure is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate pretax return on capital employed differently, which limits the usefulness of the measure for comparative purposes.

($ in thousands)	December 31,
	2019(1)	2018(1)
(Loss) income from operations	$(1,357)	$18,138

Total Assets	415,107	288,722
Less: Accounts payable	(23,362)	(27,785)
Less: Income tax payable	(49)	(111)
Less: Other accrued liabilities	(26,146)	(27,269)
Less: Lease liability(2)	(162,077)	(42,974)
Less: Other long-term liabilities	(3,816)	(4,091)
Capital Employed	199,657	186,492

Pretax Return on Capital Employed	(0.7)%	9.7%

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

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $9.1 million of cash and cash equivalents at December 31, 2019, our cash flow from operations, and borrowings available under our credit facility. We expect to use this liquidity for opening new stores, purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt, and general corporate purposes.

On September 18, 2018, we entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides us with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate.  The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on our rent adjusted leverage ratio.  The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. At December 31, 2019, the LIBOR-based interest rate was 4.01% and the base rate was 6.00%. Borrowings outstanding consisted of $63.0 million on the revolving line of credit as of December 31, 2019.  We also have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. As of December 31, 2019 and 2018, the standby letters of credit totaled $1.3 million and $1.1 million, respectively. There was $35.7 million available for borrowing on the revolving line of credit as of December 31, 2019, which may be used to support our growth and for working capital purposes.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios.  We were in compliance with the covenants as of December 31, 2019.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Capital Expenditures

The following table summarizes our capital expenditures for the fiscal years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
	(in millions)
New store building and existing store remodels	$20.0	$25.3	$26.2
Information technology infrastructure	4.9	7.2	7.1
Distribution and manufacturing facilities	2.0	2.6	3.1
General corporate	0.1	0.2	4.2
	$27.0	$35.3	$40.6

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. We intend to open one store during 2020. Total capital expenditures are expected to be approximately $10 million to $13 million in fiscal year 2020.

Cash Flows

The following table summarizes our cash flow for the years ended December 31, 2019,  2018 and 2017.

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$38,563	$18,170	$45,691
Net cash used in investing activities	(26,390)	(34,143)	(40,549)
Net cash (used in) provided by financing activities	(8,622)	14,931	(10,620)

Operating Activities

Cash flows from operating activities provide us with a significant source of liquidity. Net cash provided by operating activities was $38.6 million, $18.2 million, and $45.7 million in fiscal years 2019,  2018 and 2017, respectively. The increase in operating cash flows in fiscal year 2019 compared to fiscal year 2018 was primarily due to a $12.5 million decrease in inventory. In fiscal year 2018, inventory increased by $24.8 million. The decrease in operating cash flows in fiscal year 2018 compared to fiscal year 2017 was primarily due to a $24.8 million increase in inventory and an $8.2 million decrease in accounts payable.

Investing Activities

Net cash used in investing activities was $26.4 million, $34.1 million and $40.5 million in fiscal years 2019,  2018 and 2017, respectively. Net cash used in investing activities was primarily for investing in new stores and store remodels, store merchandising, information technology, and our distribution centers, which included the expansion of our internal fleet.

Financing Activities

Net cash (used in) provided by financing activities was $(8.6 million), $14.9 million and $(10.6 million) in fiscal years 2019,  2018 and 2017, respectively. Cash used in financing activities during fiscal year 2019 included $53.2 million of payments of long-term debt and financing lease obligations, $10.5 million of share repurchases and $7.7 million of dividends paid, which were partially offset by $63.0 million of advances on our revolving line of credit. Cash provided by financing activities during fiscal year 2018 included $129.1 million in advances on our revolving line of credit, which was partially offset by $103.3 million in payments of long-term debt and capital lease obligations and an aggregate of $10.4 million in dividends paid to stockholders. Cash used in financing activities during fiscal year 2017 was primarily for payments of long-term debt and capital lease obligations of $36.6 million and an aggregate of $10.4 million in dividends paid to stockholders, offset by advances on our line of credit of $35.0 million.

Off-balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Arrangements

The following table summarizes certain of our contractual obligations at December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	5+ Years
	(in thousands)
Long-term debt, including principal and interest (1)	$72,474	$2,526	$5,053	$64,895	$-
Operating lease obligations (2)	191,162	35,907	66,714	47,515	41,026
Financing lease obligations (3)	521	216	305	-	-
Self-insurance (4)	2,531	1,427	744	227	133
Total contractual obligations	$266,688	$40,076	$72,816	$112,637	$41,159

(1)

Includes total interest of $9.5 million, comprised of $2.5 million of interest for the period of less than 1 year, $5.1 million of interest for the period of 1 – 3 years, $1.9 million of interest for the period of 4 – 5 years, and $0.0 million of interest for the period of 5+ years.

(2)	Includes the base or current renewal period for our operating leases.
(3)

Includes total interest of $0.1 million, comprised of $0.1 million of interest for the period of less than 1 year, $0.0 million of interest for the period of 1 – 3 years, $0.0 million of interest for the period of 4 – 5 years, and $0.0 million of interest for the period of 5+ years.

(4)	Self-insurance includes our employee health and workers’ compensation insurance policies.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. Our most critical accounting policies are summarized below. For further information on our critical and other significant accounting policies, see the notes to the consolidated financial statements included in this report.

Recognition of Revenue

Revenues are recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration received in exchange for those goods or services. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales tax. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical returns. Our process to establish a sales return reserve contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future sales returns and exchanges. The customer may receive a refund or exchange the original product for a replacement of equal or similar quality for a period of three months from the time of original purchase. Products received back under this policy are reconditioned pursuant to state laws and resold. We believe our estimate for sales returns is an accurate reflection of future returns. Actual return trends have not varied significantly from estimated amounts in prior periods. However, if the nature of sales returns changes significantly, our sales could be adversely impacted.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation, which is amortized over the useful life of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease period (including expected renewal periods). Property, plant, equipment, and right of use assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss is recognized when estimated undiscounted future cash flows from the operations and/or disposition of the assets are less than the carrying amount. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued a final standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet.  This standard also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  We adopted this standard effective January 1, 2019, using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.

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

We also elected to apply the hindsight practical expedient. The election of the hindsight practical expedient resulted in the shortening of lease terms for certain existing leases and the useful lives of corresponding leasehold improvements.  In the application of the hindsight practical expedient, we considered recent investments in leased properties and the overall real estate strategy, which resulted in the determination that most renewal options would not be reasonably certain in determining the expected lease term.

Upon adopting this standard, we established a right of use asset of $147.2 million and lease liabilities of $169.9 million, reduced deferred rent by $44.6 million, and recorded a cumulative effect adjustment to retained earnings of $22.0 million. This retained earnings impact was due to the election of the hindsight practical expedient which resulted in a decrease in the cumulative difference between the straight-line rent expense and rental payments that had been made between the inception of each lease and January 1, 2019. The change in the useful life assigned to certain leasehold improvements resulted in a $15.3 million reduction in fixed assets and retained earnings.  The net impact of the cumulative effect adjustments also resulted in a $1.7 million reduction of deferred tax assets and a corresponding adjustment to retained earnings. The adoption of this standard did not have a material impact on net income or cash flows for the year ended December 31, 2019. See Note 7 to our consolidated financial statements included in this report for further details.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued a final standard on accounting for credit losses. The new standard was initially effective for us in fiscal 2020, and requires a change in credit loss calculations using the expected loss method. In November 2019, the FASB issued

Accounting Standards Update 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which, among other things, defers the effective date of Accounting Standards Update 2016-13, the standard on accounting for credit losses, for public filers that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. We intend to early adopt the standard effective January 1, 2020. We have evaluated the effect of the new standard on our consolidated financial statements and related disclosures, and have determined the impact will be immaterial.

In August 2018, the FASB issued a final standard which provides guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The standard requires customers of cloud computing services to recognize an intangible asset for the software license and, to the extent that payments attributable to the software license are made over time, a liability is also recognized. The standard also allows customers of cloud computing services to capitalize certain implementation costs. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The standard will become effective for us at the beginning of our fiscal year 2020. We have evaluated the effect of the standard on our consolidated financial statements and related disclosures, and have determined the impact will be immaterial.

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

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operation. We are also exposed to interest rate risk in connection with borrowings under our credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25%, depending on our rent adjusted leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. The base rate was 6.00% at December 31, 2019. Based upon balances and interest rates as of December 31, 2019, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.6 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.6 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our subsidiary based in China and on the purchase of goods in Chinese yuan. Purchases made in Chinese yuan were less than 15% of our total inventory purchases in both 2019 and 2018. Our exposure to foreign currency rate fluctuations is not significant to our financial condition or results of operations.

We currently do not engage in any exchange rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in these transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the reports of our independent registered public accounting firm, as listed under Item 15, “Exhibits, Financial Statement Schedules,” are included as a separate section of this report beginning on page 35 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 and have concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to material weaknesses in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the consolidated financial statements. A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (“COSO”). Based on management’s assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to the material weakness in our internal control over financial reporting, as follows.

On January 1, 2019, we implemented a ERP system on a company-wide basis. As previously disclosed, during the year ended December 31, 2019, we identified two material weaknesses in internal control over financial reporting that arose from the new ERP system implementation. The two material weaknesses are:

•

The ineffective design and implementation of effective controls with respect to the ERP system conversion.  Specifically, we did not exercise sufficient corporate governance and oversight, design effective controls over the ERP implementation to ensure appropriate data conversion and data integrity, or provide sufficient end-user training to our employees to ensure that our employees could effectively operate the system and carry out their responsibilities.

•

The ineffective design and implementation of IT general controls (ITGCs) for the ERP system that are relevant to the preparation of our financial statements.  Specifically, we did not (i) maintain adequate control over user access to the ERP system to ensure appropriate segregation of duties and to restrict access to financial applications and data; and (ii) maintain adequate documentation practices surrounding management and control of IT changes affecting financial IT applications. Our business process controls (automated and manual) are dependent on the affected ITGCs and, therefore, are also deemed ineffective because they are adversely impacted by the ineffective ITGCs.

Ernst & Young, LLP, our independent registered public accounting firm, has issued an adverse report on our internal control over financial reporting as of December 31, 2019. See “Report of Independent Registered Public Accounting Firm – Opinion on Internal Control over Financial Reporting” of this report.

Planned Remediation of Material Weaknesses

We have adjusted, and intend to consider further adjustments to, our previously disclosed plans relating to addressing these material weaknesses. As previously disclosed, we voluntarily delisted our common stock from Nasdaq in November 2019 and intend to deregister our common stock under the Exchange Act. Upon the effectiveness of the deregistration with the SEC, our obligations of associated with being an Exchange Act-registered company, including the requirement to file current and periodic reports, will terminate.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this Form 10-K, which we intend to file with the SEC within 120 days after the fiscal year end covered by this report. Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sections of the Proxy Statement are incorporated herein by reference:

•	Proposal 1 – Election of Directors

•	Information about our Executive Officers

•	Certain Relationships and Related Transactions

•	Delinquent Section 16(a) Reports

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. The Code of Business Conduct and Ethics is available on the “Investor Relations” section of our website, at http://investors.tileshop.com, under the “Corporate Governance—Governance Documents” heading. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct by posting such information on our website at the web address and location specified above within four business days following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The following sections of the Proxy Statement are incorporated herein by reference:

•	Executive Compensation

•	Director Compensation

•	Proposal 1 – Election of Directors – Committees of the Board of Directors – Compensation Committee Interlocks and Insider Participation

•	Pay Ratio

•	Proposal 1 – Election of Directors – Information Regarding the Board of Directors and Corporate Governance – Oversight of Risk Management

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following section of the Proxy Statement is incorporated herein by reference:

•    Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

The following table presents our equity compensation plan information as of December 31, 2019:

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,253,994	(1)	11.34	1,461,784
Equity compensation plans not approved by stockholders	-		-	-
Total	1,253,994		11.34	1,461,784

(1) Represents shares of common stock to be issued upon exercise of currently outstanding options to purchase common stock granted pursuant to our 2012 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following sections of the Proxy Statement are incorporated herein by reference:

•    Proposal 1 – Election of Directors – Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors

•    Certain Relationships and Related Transactions

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following section of the Proxy Statement is incorporated herein by reference:

•    Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm

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

3.       Exhibits

See “Exhibit Index” immediately preceding the signature page of this Form 10-K, which is incorporated herein by reference.

ITEM 16.   FORM 10-K SUMMARY

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tile Shop Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tile Shop Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2020 expressed an adverse opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

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

/s/Ernst & Young LLP

Minneapolis, Minnesota

March 13, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tile Shop Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Tile Shop Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Tile Shop Holdings, Inc. and Subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses related to (i) the ineffective design and implementation of effective controls with respect to an enterprise resource planning (ERP) system conversion in 2019 and (ii) the ineffective design and implementation of information technology general controls (ITGCs) for the ERP system that are relevant to the preparation of financial statements. The business process controls (automated and manual) are dependent on the affected ITGCs and, therefore, are also deemed ineffective because they are adversely impacted by the ineffective ITGCs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 13, 2020, which expressed an unqualified opinion thereon.

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

/s/Ernst & Young LLP

Minneapolis, Minnesota
March 13, 2020

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2019 and 2018

(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$9,104	$5,557
Restricted cash	815	825
Receivables, net	3,370	3,084
Inventories	97,620	110,095
Income tax receivable	3,090	3,548
Other current assets, net	8,180	7,181
Total Current Assets	122,179	130,290
Property, plant and equipment, net	130,461	158,356
Right of use asset	137,737	-
Deferred tax assets	7,196	7,225
Other assets	2,241	1,759
Total Assets	$399,814	$297,630

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,181	$25,853
Income tax payable	87	179
Current portion of lease liability	26,993	-
Other accrued liabilities	24,589	24,484
Total Current Liabilities	69,850	50,516
Long-term debt, net	63,000	53,000
Long-term lease liability, net	131,451	-
Financing lease obligation, net	274	436
Deferred rent	-	43,579
Other long-term liabilities	4,340	3,752
Total Liabilities	268,915	151,283

Stockholders’ Equity:
Common stock, par value: $0.0001; authorized: 100,000,000 shares; issued and outstanding: 50,806,674 and 52,707,879 shares, respectively	5	5
Preferred stock, par value: $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	156,482	172,255
Accumulated deficit	(25,518)	(25,857)
Accumulated other comprehensive loss	(70)	(56)
Total Stockholders' Equity	130,899	146,347
Total Liabilities and Stockholders' Equity	$399,814	$297,630

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2019,  2018 and 2017

(dollars in thousands, except share and per share data)

	2019	2018	2017
Net sales	$340,351	$357,254	$344,600
Cost of sales	104,232	105,915	108,378
Gross profit	236,119	251,339	236,222
Selling, general and administrative expenses	237,476	233,201	210,376
(Loss) income from operations	(1,357)	18,138	25,846
Interest expense	(3,792)	(2,690)	(1,857)
Other income	12	152	170
(Loss) income before income taxes	(5,137)	15,600	24,159
Benefit (provision) for income taxes	674	(5,158)	(13,340)
Net (loss) income	$(4,463)	$10,442	$10,819

(Loss) income per common share:
Basic	$(0.09)	$0.20	$0.21
Diluted	$(0.09)	$0.20	$0.21

Weighted average shares outstanding:
Basic	50,624,309	51,907,619	51,700,045
Diluted	50,624,309	52,089,160	51,927,877

Dividends declared per share	$0.15	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2019,  2018 and 2017

(dollars in thousands)

	2019	2018	2017
Net (loss) income	$(4,463)	$10,442	$10,819
Currency translation adjustment	(14)	(55)	45
Other comprehensive (loss) income	(14)	(55)	45
Comprehensive (loss) income	$(4,477)	$10,387	$10,864

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in- capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Total
Balance at January 1, 2017	51,607,143	$5	$185,998	$(47,058)	$(46)	$138,899
Issuance of restricted shares	324,184	-	-	-	-	-
Cancellation of restricted shares	(87,849)	-	-	-	-	-
Stock based compensation	-	-	3,156	-	-	3,156
Stock option exercises	313,372	-	1,639	-	-	1,639
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(318)	-	-	(318)
Dividends paid ($0.20 per share)	-	-	(10,366)	-	-	(10,366)
Foreign currency translation adjustments	-	-	-	-	45	45
Net income	-	-	-	10,819	-	10,819
Balance at December 31, 2017	52,156,850	$5	$180,109	$(36,239)	$(1)	$143,874
Adoption of revenue recognition standard (see Note 2)	-	-	-	(60)	-	(60)
Issuance of restricted shares	682,646	-	-	-	-	-
Cancellation of restricted shares	(131,617)	-	-	-	-	-
Stock based compensation	-	-	2,669	-	-	2,669
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(119)	-	-	(119)
Dividends paid ($0.20 per share)	-	-	(10,404)	-	-	(10,404)
Foreign currency translation adjustments	-	-	-	-	(55)	(55)
Net income	-	-	-	10,442	-	10,442
Balance at December 31, 2018	52,707,879	$5	$172,255	$(25,857)	$(56)	$146,347
Adoption of lease standard (see Note 1 and Note 7)	-	-	-	4,802	-	4,802
Issuance of restricted shares	781,697	-	-	-	-	-
Cancellation of restricted shares	(375,879)	-	-	-	-	-
Repurchases of common stock	(2,307,023)	-	(10,456)	-	-	(10,456)
Stock based compensation	-	-	2,645	-	-	2,645
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(256)	-	-	(256)
Dividends paid ($0.15 per share)	-	-	(7,706)	-	-	(7,706)
Foreign currency translation adjustments	-	-	-	-	(14)	(14)
Net loss	-	-	-	(4,463)	-	(4,463)
Balance at December 31, 2019	50,806,674	$5	$156,482	$(25,518)	$(70)	$130,899

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2019,  2018 and 2017

(dollars in thousands)

	For the years ended,
	2019	2018	2017
Cash Flows From Operating Activities
Net (loss) income	$(4,463)	$10,442	$10,819
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation & amortization	33,546	28,396	26,239
Amortization of debt issuance costs	595	756	691
Loss on disposals of property, plant and equipment	399	353	210
Impairment charges of property, plant and equipment	-	652	1,072
Change in leases	(1,900)	2,386	3,884
Stock based compensation	2,645	2,669	3,156
Deferred income taxes	(1,621)	4,429	9,737
Changes in operating assets and liabilities:
Receivables	(286)	(703)	33
Inventories	12,475	(24,836)	(10,964)
Prepaid expenses and other assets	(184)	(2,410)	4,159
Accounts payable	(4,503)	(8,201)	12,048
Income tax receivable / payable	357	2,229	(4,159)
Accrued expenses and other liabilities	1,503	2,008	(11,234)
Net cash provided by operating activities	38,563	18,170	45,691
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(27,000)	(35,287)	(40,556)
Proceeds from insurance	610	1,033	-
Proceeds from the sale of property, plant and equipment	-	111	7
Net cash used in investing activities	(26,390)	(34,143)	(40,549)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	(53,204)	(103,267)	(36,575)
Advances on line of credit	63,000	129,095	35,000
Dividends paid	(7,706)	(10,404)	(10,366)
Repurchases of common stock	(10,456)	-	-
Proceeds from exercise of stock options	-	-	1,639
Employee taxes paid for shares withheld	(256)	(119)	(318)
Debt issuance costs	-	(374)	-
Net cash (used in) provided by financing activities	(8,622)	14,931	(10,620)
Effect of exchange rate changes on cash	(14)	(52)	6
Net change in cash and cash equivalents	3,537	(1,094)	(5,472)
Cash, cash equivalents and restricted cash beginning of period	6,382	7,476	12,948
Cash, cash equivalents and restricted cash end of period	$9,919	$6,382	$7,476

Cash and cash equivalents	$9,104	$5,557	$6,621
Restricted cash	815	825	855
Cash, cash equivalents and restricted cash end of period	$9,919	$6,382	$7,476

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$98	$3,974	$636
Cash paid for interest	3,735	2,625	1,822
Cash paid for income taxes, net of refunds	471	1,507	7,603

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

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, and metal tiles. The majority of the tile products are sold under the Company's proprietary Rush River and Fired Earth brand names. The Company purchases tile products, accessories and tools directly from its network of suppliers. The Company manufactures its own setting and maintenance materials, such as thinset, grout and sealer, under the Superior brand name. As of December 31, 2019, the Company operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company also has a sourcing office located in China.

Basis of Presentation

The consolidated financial statements of Holdings include the accounts of its wholly owned subsidiaries and variable interest entities, for which the Company is the primary beneficiary. See Note 13, “New Markets Tax Credit,” for the discussion of financing arrangements involving certain entities that are variable interest entities that are included in these consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s estimates and judgments are based on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amount of assets and liabilities reported on the Company's balance sheets and the amounts of income and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition and related reserves for sales returns, useful lives of property, plant and equipment, determining impairment of property, plant and equipment, accounting for leases, valuation of inventory, and income taxes. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Company had cash and cash equivalents of $9.1 million and $5.6 million at December 31, 2019 and 2018, respectively. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $1.5 million and $0.8 million at December 31, 2019 and 2018, respectively.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or are under the terms of use for current operations are included in the restricted balance on the balance sheet.

Trade Receivables

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts on a specific identification basis as well as by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $0.3 million and $0.1 million as of December 31, 2019 and 2018, respectively. The Company does not accrue interest on accounts receivable.

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

Inventories were comprised of the following as of the following at December 31:

	2019	2018
	(in thousands)
Finished goods	$95,435	$107,981
Raw materials	2,185	2,114
Total	$97,620	$110,095

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. These estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sell through and changes in actual shrinkage trends. The provision for losses related to shrinkage and other amounts was $0.2 million and $0.3 million as of December 31, 2019 and 2018, respectively.

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

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

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

Sales Return Reserve

Customers may return purchased items for an exchange or refund. The process to establish a sales return reserve contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future returns and exchanges. The customer may receive a refund or exchange the original product for a replacement of equal or similar quality for a period of three months from the time of original purchase. Products received back under this policy are reconditioned pursuant to state laws and resold. The Company records a reserve for estimated product returns, based on historical return trends together with current product sales performance.

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

Advertising Costs

Advertising costs were $9.2 million, $8.3 million and $9.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. The Company’s advertising consists primarily of digital media, direct marketing, events and traditional print media that is expensed at the time the media is distributed.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Pre-opening Costs

The Company’s pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, compensation costs and promotional costs. The Company expenses pre-opening costs as incurred which are recorded in selling, general and administrative expenses. During the years ended December 31, 2019, 2018 and 2017, the Company reported pre-opening costs of $0.6 million, $0.1 million and $1.7 million, respectively.

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

The Company evaluates potential impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recorded based on the difference between the carrying value and fair value of the assets.  During the fiscal years ended December 31, 2018 and 2017, the Company recorded asset impairment charges of $0.7 million and $1.1 million, which were classified in selling, general and administrative expenses. No impairment charges were recorded during the year ended December 31, 2019.

Internal Use Software

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when there are no plans to market the software externally. Costs capitalized include external direct costs of materials and services and internal compensation costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. As of December 31, 2019 and 2018, $11.1 million and $3.2 million was included in computer equipment and software, respectively. The internal use software costs are amortized over estimated useful lives of three to seven years. There was $1.6 million, $0.3 million and $0.2 million of amortization expense related to capitalized software during the years ended December 31, 2019, 2018 and 2017, respectively.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right of use assets and lease liabilities on the consolidated balance sheets. The right of use assets and lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The right of use asset is also adjusted for any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease typically at its own discretion. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term.

Certain lease arrangements contain provisions requiring the Company to restore the leased property to its original condition at the end of the lease. The fair values of these obligations are recorded as liabilities on a discounted basis, which occurs at the time the

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Company enters into the lease arrangement. In the estimation of fair value, the Company uses assumptions and judgements regarding such factors as the existence of a legal obligation for an asset retirement obligation, estimated amounts and timing of settlements, discount rates and inflation rates. The costs associated with these liabilities are capitalized and depreciated over the lease term and the liabilities are accreted over the same period. Asset retirement obligations were $1.9 million and $1.5 million as of December 31, 2019 and 2018, respectively, and are included in other long-term liabilities.

Self-Insurance

The Company is self-insured for certain employee health and workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, and economic conditions. As of December 31, 2019 and 2018, an accrual of $0.6 million related to estimated employee health claims was included in other current liabilities. As of December 31, 2019 and 2018, an accrual of $1.9 million and $1.6 million related to estimated workers’ compensation claims was included in other current liabilities, respectively.

The Company has standby letters of credit outstanding related to the Company's workers’ compensation and employee health insurance policies. As of December 31, 2019 and 2018, the standby letters of credit totaled $1.3 million and $1.1 million, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued a final standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet.  This standard also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  We adopted this standard effective January 1, 2019, using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.

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

The Company also elected to apply the hindsight practical expedient. The election of the hindsight practical expedient resulted in the shortening of lease terms for certain existing leases and the useful lives of corresponding leasehold improvements.  In the application of the hindsight practical expedient, the Company considered recent investments in leased properties and the overall real estate strategy, which resulted in the determination that most renewal options would not be reasonably certain in determining the expected lease term.

Upon adopting this standard, the Company established a right of use asset of $147.2 million and lease liabilities of $169.9 million, reduced deferred rent by $44.6 million, and recorded a cumulative effect adjustment to retained earnings of $22.0 million. This retained earnings impact was due to the election of the hindsight practical expedient which resulted in a decrease in the cumulative difference between the straight-line rent expense and rental payments that had been made between the inception of each lease and January 1, 2019. The change in the useful life assigned to certain leasehold improvements resulted in a $15.3 million reduction in fixed assets and retained earnings.  The net impact of the cumulative effect adjustments also resulted in a $1.7 million reduction of deferred tax assets and a corresponding adjustment to retained earnings. The adoption of this standard did not have a material impact on net income or cash flows for the year ended December 31, 2019. See Note 7 for further details.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued a final standard on accounting for credit losses. The new standard was initially effective for the Company in fiscal 2020, and requires a change in credit loss calculations using the expected loss method. In November 2019, the FASB issued Accounting Standards Update 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which, among other things, defers the effective date of Accounting Standards Update 2016-13, the standard on accounting for credit losses, for public filers that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. The Company intends to early adopt the standard effective January 1, 2020. The Company has evaluated the effect of the new standard on its consolidated financial statements and related disclosures, and has determined the impact will be immaterial.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In August 2018, the FASB issued a final standard which provides guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The standard requires customers of cloud computing services to recognize an intangible asset for the software license and, to the extent that payments attributable to the software license are made over time, a liability is also recognized. The standard also allows customers of cloud computing services to capitalize certain implementation costs. The standard is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The standard will become effective for the Company at the beginning of its fiscal year 2020. The Company has evaluated the effect of the standard on its consolidated financial statements and related disclosures, and has determined the impact will be immaterial.

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

The following table presents revenues disaggregated by product category:

	Years Ended December 31,
	2019	2018
Man-made tiles	47%	46%
Natural stone tiles	29	28
Setting and maintenance materials	13	14
Accessories	10	10
Delivery service	1	2
	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order.  The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax.  Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered.  Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $7.7 million and $7.4 million as of December 31, 2019 and 2018, respectively. Revenues

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

recognized during the year ended December 31, 2019 included in the customer deposit balance as of the beginning of the period were $7.4 million.

The Company extends financing to qualified professional customers who apply for credit.  The accounts receivable balance was $3.4 million and $3.1 million as of December 31, 2019 and 2018, respectively.  Customers who qualify for an account receive 30-day payment terms.  The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed.  Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund.  The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance.  Historically, the sales returns reserve was presented net of cost of sales in other current liabilities.  The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet.  The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of December 31, 2019 and 2018 are as follows:

	(in thousands)
	December 31,	December 31,
	2019	2018
Other current liabilities	$5,434	$5,154
Other current assets	1,659	1,498
Sales returns reserve, net	$3,775	$3,656

Note 3: Property Plant and Equipment:

Property, plant and equipment consisted of the following at December 31:

	2019	2018
	(in thousands)
Land	$904	$904
Building and building improvements	25,733	25,608
Leasehold improvements	97,077	88,454
Furniture and fixtures	146,913	140,612
Machinery and equipment	30,420	29,424
Computer equipment and software	45,473	33,947
Vehicles	4,722	4,125
Construction in progress	2,159	11,089
Total property, plant and equipment	353,401	334,163
Less accumulated depreciation	(222,940)	(175,807)
Total property, plant and equipment, net	$130,461	$158,356

Depreciation expense on property and equipment, including financing leases, was $33.5 million, $28.4 million and $26.2 million for the years ended December 31, 2019,  2018 and 2017, respectively. Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the years ended December 31, 2018 and 2017, the Company recorded asset impairment charges of $0.7 million and $1.1 million, respectively. No impairment charges were recorded during the year ended December 31, 2019.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2019	2018
	(in thousands)
Customer deposits	$7,727	$7,383
Sales return reserve	5,434	5,154
Accrued wages and salaries	4,064	3,689
Payroll and sales taxes	2,764	2,929
Other current liabilities	4,600	5,329
Total accrued liabilities	$24,589	$24,484

Note 5: Long-term Debt

Long-term debt, net of debt issuance costs, consisted of the following at December 31:

	2019	2018
	(in thousands)
Total debt obligations	$63,000	$53,000
Less: current portion	-	-
Debt obligations, net of current portion	$63,000	$53,000

Approximate annual aggregate maturities of long-term debt are as follows (in thousands):

Fiscal year
2020	$-
2021	-
2022	-
2023	63,000
2024	-
Thereafter	-
Total future maturities payments	$63,000

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023.  Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate.  The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on the Company’s rent adjusted leverage ratio.  The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. At December 31, 2019, the LIBOR-based interest rate was 4.01% and the base rate was 6.00%.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios.  The Company was in compliance with the covenants as of December 31, 2019.

Borrowings outstanding consisted of $63.0 million on the revolving line of credit as of December 31, 2019.  In addition, the Company has standby letters of credit outstanding related to its workers compensation and medical insurance policies.  As of December 31, 2019 and 2018, the standby letters of credit totaled $1.3 million and $1.1 million, respectively. There was $35.7 million available for borrowing on the revolving line of credit as of December 31, 2019, which may be used to support the Company’s growth and for working capital purposes.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Commitments and Contingencies

Legal proceedings:

The Company is, from time to time, party to lawsuits, threatened lawsuits, disputes and other claims arising in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not record an accrual, consistent with applicable accounting guidance. Based on information currently available to the Company, advice of counsel, and available insurance coverage, the Company believes that its established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on its consolidated financial condition. However, in light of the inherent uncertainty in legal proceedings, there can be no assurance that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to the Company’s results of operations for a particular period, depending upon the size of the loss or the Company’s income for that particular period.

On November 5, 2019, a class action and derivative lawsuit was filed in the Court of Chancery of the State of Delaware against the Company and its directors by a plaintiff’s law firm with K-Bar Holdings LLC listed as plaintiff. The complaint was filed again by the same law firm on November 7, 2019 with Wynnefield Capital, Inc. as the plaintiff. The complaint alleges breaches of fiduciary duty in connection with the Company’s decision to delist from Nasdaq and deregister its common stock under the Exchange Act and directors’ purchases of common stock. The complaint includes derivative claims and seeks injunctive relief to prevent the Company from deregistering its common stock, injunctive relief to prevent additional stock purchases, and unspecified damages. A hearing was scheduled for February 21, 2020 for the court to consider whether a preliminary injunction should be issued to continue the temporary restraining order (“TRO”) that was entered by the court on November 8, 2019. The TRO prohibits the Company from filing a Form 15 to complete the proposed deregistration and additional stock purchases by directors. The Company has determined to forego the preliminary injunction hearing and proceed directly to a full trial on the merits, which is currently scheduled for April 13-14, 2020. The Company plans to continue to contest the litigation vigorously.

Note 7: Leases

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

Leases (in thousands)	Classification	December 31, 2019
Assets
Operating lease assets	Right of use asset	$137,737
Financing lease assets	Property, plant and equipment, net of accumulated depreciation	113
Total leased assets		$137,850

Liabilities
Current
Operating	Current portion of lease liability	$26,993
Financing	Other accrued liabilities	162
Noncurrent
Operating	Long-term lease liability, net	131,451
Financing	Financing lease obligation, net	274
Total lease liabilities		$158,880

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Lease cost (in thousands)	Classification	Year Ended December 31, 2019
Operating lease cost	SG&A expenses	$32,571
Financing lease cost
Amortization of leased assets	Depreciation and amortization	49
Interest on lease liabilities	Interest expense	76
Variable lease cost(1)	SG&A expenses	13,529
Short term lease cost	SG&A expenses	876
Net lease cost		$47,101

(1) Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

Maturity of Lease Liabilities (in thousands)	Operating Leases	Financing Leases	Total
2020	$35,907	$216	$36,123
2021	34,819	215	35,034
2022	31,895	90	31,985
2023	27,084	-	27,084
2024	20,431	-	20,431
Thereafter	41,026	-	41,026
Total lease payments	191,162	521	191,683
Less: interest	(32,718)	(85)	(32,803)
Present value of lease liabilities	$158,444	$436	$158,880

Other Information (in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$35,054
Operating cash flows from financing leases	$64
Financing cash flows from financing leases	$204
Lease right-of-use assets obtained or modified in exchange for lease obligations	$5,993

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining term (years)
Operating leases	6.8
Financing leases	2.4
Weighted-average discount rate
Operating leases	6.23%
Financing leases	14.73%

Disclosures Related to Periods Prior to the Adoption of the New Lease Standard

Capital Leases:

The Company has one store lease that is accounted for as a capital lease. This lease expires in 2022. Assets acquired under capital leases are included in property, plant and equipment.

Operating Leases:

The Company leases buildings and office space under various operating lease agreements. In addition to rent, most leases require payments of real estate taxes, insurance, and common area maintenance. The leases generally have an initial lease term of ten to fifteen years and contain renewal options and escalation clauses. For leases that contain fixed escalation of the minimum rent or rent holidays, rent expense is recognized on a straight-line basis through the end of the lease term including assumed renewals. The difference between the straight-line rent amounts and amounts payable under the leases is recorded as deferred rent. For the years ended December 31, 2018 and 2017, rent expense was $35.4 million, and  $33.8 million, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2019 and 2018 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	December 31, 2019	December 31, 2018
Assets		(in thousands)
Cash and cash equivalents	Level 1	$9,104	$5,557
Restricted cash	Level 1	815	825

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value.  During the years ended December 31, 2018 and 2017, the Company identified property, plant and equipment that would be disposed of prior to the end of their useful lives, which resulted in the recognition of a $0.7 million and $1.1 million charge to write-down these assets to their estimated fair value, respectively. The Company measured the fair value of these assets based on projected cash flows and an estimated risk-adjusted rate of return. Projected cash flows are considered level 3 inputs. No impairment charges were recorded during the year ended December 31, 2019.

The carrying value of the Company’s borrowings under its credit agreement approximates fair value based upon level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Related Party Transactions

On July 9, 2018, Fumitake Nishi, a former Company employee and the brother-in-law of Robert A. Rucker, our former Interim Chief Executive Officer and President, and former member of the Company’s Board, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”).  Nanyang supplies the Company with natural stone products including hand-crafted mosaics, listellos and other accessories. During the years ended December 31, 2019, 2018 and 2017, the Company purchased $5.1 million, $12.0 million, and $12.8 million of products from Nanyang, respectively. As of December 31, 2019 and 2018, the accounts payable due to Nanyang was $1.4 million and $1.2 million, respectively. Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy.  Certain of those violations involved his undisclosed ownership of Nanyang at that time.

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

The Company employed Adam Rucker, son of Robert A. Rucker, our former Interim Chief Executive Officer and President, and former member of our Board of Directors, as a Director of Information Technology through December 12, 2018. He was paid $29,025 severance in 2019. In fiscal years 2018 and 2017, the Company paid Adam Rucker a total of $112,000 and $120,000, respectively. Adam Rucker also received the standard benefits provided to other Company employees during fiscal years 2018 and 2017.

Note 10: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential common shares outstanding during the period. However, these shares have been excluded from the calculation of diluted net loss per share of the year ended December 31, 2019, as their effect was antidilutive as a result of the net loss incurred for that period. Therefore, dilutive weighted average number of shares outstanding and diluted net loss per share were the same as basic weighted average number of shares outstanding and basic net loss per share for the year ended December 31, 2019.

Basic and diluted net income per share was calculated as follows:

	2019	2018	2017
	(in thousands, except share and per share data)
Net (loss) income	$(4,463)	$10,442	$10,819
Weighted-average shares outstanding - basic	50,624,309	51,907,619	51,700,045
Dilutive common stock equivalents	-	181,541	227,832
Weighted-average shares outstanding - diluted	50,624,309	52,089,160	51,927,877
Basic net (loss) income per share	$(0.09)	$0.20	$0.21
Diluted net (loss) income per share	$(0.09)	$0.20	$0.21
Antidilutive Shares	2,251,652	1,508,616	445,490

Note 11: Equity Incentive Plans

2012 Plan:

Under the 2012 Omnibus Award Plan, 5,000,000 shares of the Company’s common stock are reserved for issuance pursuant to a variety of stock based compensation awards, including stock options, and restricted stock awards.

Stock Options:

During the years ended December 31, 2019 and 2018, the Company granted stock options to its employees that included service condition requirements. The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the option valuation models are outlined in the following table:

	2019	2018			2017
Risk-free interest rate	2.50%	2.75%	–	3.08%	1.89%	–	2.12%
Expected life (in years)	6	5	–	6	5	–	6
Expected volatility	56%	55%	–	57%	51%	–	55%
Dividend yield	3%	2%	–	4%	1%	–	2%

The computation of the expected volatility assumptions used in the option valuation models was based on historical volatilities of the Company. The Company used the “simplified” method to calculate the expected term of options granted due to the lack of adequate historical data. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The expected dividend yield was determined using the historical dividend payout and a trailing twelve month closing stock price on the grant date. To the extent that actual outcomes differ from the Company's assumptions, the Company is not required to true up grant-date fair value-based expense to final intrinsic values. The weighted average fair value of stock options granted was $2.57,  $3.10, and $5.88 during the years ended December 31, 2019,  2018 and 2017, respectively.

Stock based compensation related to options for the years ended December 31, 2019,  2018 and 2017 was $0.7 million, $1.0 million, and $1.9 million, respectively, and was included in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2019, the total future compensation cost related to non-vested options not yet recognized in the consolidated statement of operations was $0.9 million and is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Avg. Grant Date Fair Value	Weighted Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2017	2,360,541	$13.84	$6.71	5.7	$15,971
Granted	305,150	$13.49	$5.88
Exercised	(313,372)	$10.07	$5.44
Cancelled/Forfeited	(619,755)	$13.04	$6.29
Balance, December 31, 2017	1,732,564	$14.74	$6.95	4.5	$365
Granted	176,380	$7.19	$3.10
Exercised	-	$-	$-
Cancelled/Forfeited	(520,865)	$18.59	$8.69
Balance, December 31, 2018	1,388,079	$12.34	$5.80	4.9	$-
Granted	334,134	$6.26	$2.57
Exercised	-	$-	$-
Cancelled/Forfeited	(468,219)	$10.66	$4.81
Balance, December 31, 2019	1,253,994	$11.34	$5.31	4.7	$-
Exercisable at December 31, 2019	902,259	$12.60	$6.03	3.5
Vested and expected to vest, December 31, 2019	1,253,994	$11.34	$5.31	4.7	$-

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s stock on December 31. No stock options were exercised during fiscal year 2019.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Options outstanding as of December 31, 2019 were as follows:

Range of Exercise Price				Weighted Average
			Options	Exercise Price	Remaining Contractual Life-Years
$5.00	to	$10.00	753,435	$8.24	5.90
$10.01	to	$15.00	266,959	$11.90	1.99
$15.01	to	$20.00	143,000	$17.86	3.67
$20.01	to	$25.00	57,600	$22.85	4.17
$25.01	to	$30.00	33,000	$29.44	3.56

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

The following table summarizes restricted stock activity:

	Shares	Weighted Avg. Grant Date Fair Value
Nonvested, January 1, 2017	85,884	$19.25
Granted	324,184	$13.55
Vested	(47,051)	$19.93
Forfeited	(87,849)	$17.71
Nonvested, December 31, 2017	275,168	$13.03
Granted	682,646	$6.61
Vested	(63,680)	$15.88
Forfeited	(131,617)	$8.70
Nonvested, December 31, 2018	762,517	$7.80
Granted	781,697	$4.36
Vested	(170,677)	$7.95
Forfeited	(375,879)	$7.39
Nonvested, December 31, 2019	997,658	$5.23

The total expense associated with restricted stock for the years ended December 31, 2019,  2018, and 2017 was $1.9 million, $1.7 million, and $1.2 million, respectively. As of December 31, 2019, there was $4.0 million of total unrecognized expense related to unvested restricted stock awards, which are expected to vest, and will be expensed over a weighted-average period of 2.6 years. The fair value of restricted stock granted in fiscal years 2019 and 2018 was $3.4 million and $4.5 million, respectively. The total fair value of restricted stock that vested in fiscal years 2019 and 2018 was $0.7 million and $1.2 million, respectively. Using the closing stock price of $1.69 on December 31, 2019, the number of restricted shares outstanding and expected to vest was 997,658, with an intrinsic value of $1.7 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Income Taxes

The components of the provision for income taxes consist of the following:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Current
Federal	$324	$734	$2,721
State	479	638	872
International	144	23	30
Total Current	947	1,395	3,623
Deferred
Federal	(1,296)	2,839	9,354
State	(261)	844	363
International	(64)	80	-
Total Deferred	(1,621)	3,763	9,717
Total (Benefit) Provision for Income Taxes	$(674)	$5,158	$13,340

A majority of the Company's income is from domestic operations.

The following table reflects the effective income tax rate reconciliation for the years ended December 31, 2019,  2018 and 2017:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
Tax reform	-	(1.1)	18.9
State income taxes, net of the federal tax benefit	3.7	5.7	4.1
Stock based compensation	(7.3)	7.6	(2.0)
Remeasurement of deferred tax assets	(1.1)	0.3	(0.1)
Tax credits	2.6	(0.8)	-
Uncollectible state receivables	(5.6)	-	-
Other	(0.2)	0.4	(0.8)
Effective tax rate	13.1%	33.1%	55.1%

The Company’s effective tax rate for 2019 was 13.1%, compared to 33.1% in 2018, a decrease of 20.0%.  Income tax expense in 2018 included stock based compensation charges, which increased the Company’s effective tax rate by 7.6%.  Income tax benefit in 2019 includes stock based compensation tax shortfall charges and the write-off of uncollectable state receivables, which decreased the Company’s effective tax rate by 12.9%.

The Company’s effective tax rate for 2018 was 33.1%, compared to 55.1% in 2017, a decrease of 22.0%.  The decrease in the effective tax rate was primarily attributable to the reduction of the U.S. federal statutory tax rate from 35% in 2017 to 21% in 2018 and a charge in 2017 to reduce the value of the Company’s deferred tax assets in accordance with the 2017 Tax Cuts and Jobs Act. Income tax expense in 2018 includes stock based compensation tax shortfall charges, which increased the Company’s effective tax rate by 7.6%.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Components of net deferred income taxes were as follows at December 31:

	2019	2018
	(in thousands)
Deferred income tax assets:
Section 743 carryforward	$12,915	$14,730
Leasehold improvement reimbursements(1)	-	3,719
Inventory	1,829	1,635
Deferred rent(1)	-	5,960
Stock based compensation	1,290	1,239
Operating lease liabilities(1)	41,203	-
Net operating loss & credit carryforwards	3,495	-
Other	2,120	1,724
Total deferred income tax assets	$62,852	$29,007

Deferred income tax liabilities
Depreciation	15,279	19,821
Operating lease right-of-use assets(1)	37,910	-
Other	2,467	1,961
Total deferred income tax liabilities	55,656	21,782
Net deferred income tax assets	$7,196	$7,225

(1)	See Note 1: Summary of Significant Accounting Policies, regarding the impact of the adoption of ASC Topic 842: Leases

As of December 31, 2019, the Company had $3.0 million of federal and $0.5 million of state tax effected net operating losses and tax credit carryovers, with all amounts before limitation impacts and valuation allowances. The federal tax attribute carryovers will expire after twenty years to indefinite carryover period, and the state after five years to indefinite carryover period.

The Company has recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of its foreign subsidiary as of December 31, 2019.  As of December 31, 2019, the total undistributed earnings of the Company's non-U.S. subsidiary was approximately $0.4 million. The Company has provided no deferred taxes on withholding taxes, state taxes, and foreign currency gains and losses due on the repatriation of those earnings.

The Company records interest and penalties through income tax relating to uncertain tax positions. As of December 31, 2019,  2018 and 2017, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

The Company's federal income tax returns for fiscal years 2016 through 2018 tax years are still subject to examination in the U.S. Various state and foreign jurisdiction tax years remain open to examination. The Company believes that any potential assessment would be immaterial to its consolidated financial statements.

Note 13: New Markets Tax Credit

2016 New Markets Tax Credit

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank contributed $3.2 million, net of syndication fees, to the Investment Fund. The Company incurred $1.3 million of syndication fees in connection with this transaction. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of December 31, 2019, the balance of the contribution liability for this arrangement was $1.8 million, of which $0.4 million was classified as other accrued liabilities on the consolidated balance sheet and $1.4 million was classified as other long-term liabilities on the consolidated balance sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund.  Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of December 31, 2019, the remaining balance in the Investment Fund was $0.8 million.

2013 New Markets Tax Credit

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

The Company determined that this financing arrangement contains a VIE.  The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors’ lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of The Tile Shop Investment Fund LLC. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors contributed $5.6 million, net of syndication fees, to the Investment Fund. The Company incurred $1.2 million of

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

syndication fees in connection with this transaction.  The Company is recognizing the benefit of this net $4.4 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of December 31, 2019, the balance of the contribution liability for this arrangement was $0.4 million, and classified as other accrued liabilities on the consolidated balance sheet.

Note 14: Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company matched $1.6 million, $1.6 million, and $1.4 million of employee contributions in 2019,  2018, and 2017, respectively, and made no discretionary contributions for any of the years presented.

Note 15: Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2019 and 2018 are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2019
Net sales	$86,908	$88,903	$85,944	$78,596
Gross profit	61,842	61,360	59,169	53,748
Income (loss) from operations	2,894	798	(635)	(4,414)
Net income (loss)	1,320	(154)	(1,383)	(4,246)
Basic earnings (loss) per share	0.03	0.00	(0.03)	(0.09)
Diluted earnings (loss) per share	0.03	0.00	(0.03)	(0.09)

2018
Net sales	$91,134	$92,914	$89,259	$83,947
Gross profit	64,038	65,312	63,011	58,978
Income from operations	6,111	7,442	3,880	705
Net income (loss)	4,011	4,958	2,553	(1,080)
Basic earnings (loss) per share	0.08	0.10	0.05	(0.02)
Diluted earnings (loss) per share	0.08	0.10	0.05	(0.02)

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Contribution and Merger Agreement, dated June 27, 2012, by and among JWC Acquisition Corp., The Tile Shop, LLC, members of The Tile Shop, LLC, Nabron International, Inc., Tile Shop Holdings, Inc., and Tile Shop Merger Sub, Inc. – incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by JWC Acquisition Corp. on June 27, 2012.

3.1	Certificate of Incorporation of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
3.2	Bylaws of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
4.1	Specimen Common Stock Certificate – incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 23, 2012.
4.2	Description of Tile Shop Holdings, Inc.’s Registered Securities – filed herewith.
10.1*	Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
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

10.4*	Tile Shop Holdings, Inc. Form of Incentive Stock Option Agreement – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.5*	Tile Shop Holdings, Inc. Form of Nonstatutory Stock Option Agreement – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.6*	Tile Shop Holdings, Inc. Form of Stock Restriction Agreement – incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.7*

Offer Letter Agreement, dated June 30, 2014, between Tile Shop Holdings, Inc. and Kirk Geadelmann – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2014.

10.8

Stipulation of Settlement, among Tile Shop Holdings, Inc., Beaver County Employees’ Retirement Fund and the other parties thereto, dated January 13, 2017 – incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment to Current Report on Form 8-K filed January 20, 2017.

10.9*

Amendment to Offer Letter Agreement, dated April 21, 2017, between Tile Shop Holdings, Inc. and Kirk Geadelmann – incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.10*	Tile Shop Holdings, Inc. Form of Stock Restriction Agreement – incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
10.11*

Employment Agreement, dated February 19, 2018, between Tile Shop Holdings, Inc. and Cabell Lolmaugh – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2018.

10.12

Credit Agreement, dated as of September 18, 2018, by and among Tile Shop Holdings, Inc., as guarantor, The Tile Shop, LLC, Tile Shop Lending, Inc., and certain subsidiaries of The Tile Shop, LLC, as borrowers, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C issuer – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 19, 2018.

10.13

Security Agreement, dated as of September 18, 2018, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, Tile Shop Lending, Inc., and certain subsidiaries of Tile Shop Holdings, Inc. or The Tile Shop, LLC, as grantors, and Bank of America, N.A., as Administrative Agent – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 19, 2018.

10.14

Securities Pledge Agreement, dated as of September 18, 2018, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, Tile Shop Lending, Inc., and certain subsidiaries of Tile Shop Holdings, Inc. or The Tile Shop, LLC, as pledgors, and Bank of America, N.A., as Administrative Agent – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 19, 2018.

10.15

Guaranty Agreement, dated as of September 18, 2018, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, Tile Shop Lending, Inc., The Tile Shop of Michigan, LLC, and the other guarantors from time to time party thereto, as guarantors, and Bank of America, N.A., as Administrative Agent – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed September 19, 2018.

10.16*

Employment Agreement, dated September 6, 2019, by and between Tile Shop Holdings, Inc. and Nancy DiMattia – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

10.17*

Employment Agreement, dated September 6, 2019, by and between the Tile Shop Holdings, Inc. and Mark Davis – incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

10.18*

Amendment to Terms of Employment, dated September 6, 2019, by and between Tile Shop Holdings, Inc. and Kirk Geadelmann – incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

10.19*	Agreement Regarding Stock Options, dated December 19, 2019, by and between Tile Shop Holdings, Inc. and Kirk Geadelmann – filed herewith.
21.1	Subsidiaries of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm – filed herewith.
24.1	Power of Attorney (included on the “Signatures” page of this Annual Report on Form 10-K) – filed herewith.
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
32.1**	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished herewith.
32.2**	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished herewith.
99.1	Director Standstill Commitment – incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2020.
101.INS	XBRL Instance Document – filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document – filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document – filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document – filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document – filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document – filed herewith.

______________________

*Management compensatory plan or arrangement.

**These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

88

TILE SHOP HOLDINGS, INC.
Date: March 13, 2020	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes CABELL H. LOLMAUGH, NANCY DIMATTIA and MARK B. DAVIS, or any of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date

/s/ CABELL H. LOLMAUGH	March 13, 2020
Cabell H. Lolmaugh
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ NANCY DIMATTIA	March 13, 2020
Nancy DiMattia
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ MARK B. DAVIS	March 13, 2020
Mark B. Davis
Vice President Investor Relations and Chief Accounting Officer
(Principal Accounting Officer)

/s/ PETER H. KAMIN	March 13, 2020
Peter H. Kamin
Director and Chairman of the Board of Directors

/s/ PETER J. JACULLO	March 13, 2020
Peter J. Jacullo, Director

/s/ TODD KRASNOW	March 13, 2020
Todd Krasnow, Director

/s/ PHILIP B. LIVINGSTON	March 13, 2020
Philip B. Livingston, Director