Form 10-Q
period 2020-03-31
TILE SHOP HOLDINGS, INC.
filed 2020-05-08
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, there were 51,412,666 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,701	$9,104
Restricted cash	815	815
Receivables, net	4,209	3,370
Inventories	86,295	97,620
Income tax receivable	9,298	3,090
Other current assets, net	8,049	8,180
Total Current Assets	114,367	122,179
Property, plant and equipment, net	121,069	130,461
Right of use asset	135,451	137,737
Deferred tax assets	2,741	7,196
Other assets	1,988	2,241
Total Assets	$375,616	$399,814

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,403	$18,181
Income tax payable	47	87
Current portion of lease liability	27,751	26,993
Other accrued liabilities	27,363	24,589
Total Current Liabilities	70,564	69,850
Long-term debt	37,500	63,000
Long-term lease liability, net	128,187	131,451
Financing lease obligation, net	230	274
Other long-term liabilities	4,263	4,340
Total Liabilities	240,744	268,915

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,396,986 and 50,806,674 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	156,969	156,482
Accumulated deficit	(22,016)	(25,518)
Accumulated other comprehensive loss	(86)	(70)
Total Stockholders' Equity	134,872	130,899
Total Liabilities and Stockholders' Equity	$375,616	$399,814

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$94,279	$86,908
Cost of sales	29,324	25,066
Gross profit	64,955	61,842
Selling, general and administrative expenses	62,361	58,948
Income from operations	2,594	2,894
Interest expense	(848)	(978)
Other income	-	15
Income before income taxes	1,746	1,931
Benefit (provision) for income taxes	1,756	(611)
Net income	$3,502	$1,320

Income per common share:
Basic	$0.07	$0.03
Diluted	$0.07	$0.03

Weighted average shares outstanding:
Basic	49,842,072	51,961,780
Diluted	49,842,072	52,037,996

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$3,502	$1,320
Currency translation adjustment	(16)	27
Other comprehensive (loss) income	(16)	27
Comprehensive income	$3,486	$1,347

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except share and per share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2018	52,707,879	$5	$172,255	$(25,857)	$(56)	$146,347
Adoption of lease standard	-	-	-	6,540	-	6,540
Balance at January 1, 2019	52,707,879	$5	$172,255	$(19,317)	$(56)	$152,887
Issuance of restricted shares	281,173	-	-	-	-	-
Cancellation of restricted shares	(87,319)	-	-	-	-	-
Stock based compensation	-	-	739	-	-	739
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(82)	-	-	(82)
Dividends paid ($0.05 per share)	-	-	(2,606)	-	-	(2,606)
Foreign currency translation adjustments	-	-	-	-	27	27
Net income	-	-	-	1,320	-	1,320
Balance at March 31, 2019	52,901,733	$5	$170,306	$(17,997)	$(29)	$152,285

Balance at December 31, 2019	50,806,674	$5	$156,482	$(25,518)	$(70)	$130,899
Issuance of restricted shares	669,609	-	-	-	-	-
Cancellation of restricted shares	(79,297)	-	-	-	-	-
Stock based compensation	-	-	566	-	-	566
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(79)	-	-	(79)
Foreign currency translation adjustments	-	-	-	-	(16)	(16)
Net income	-	-	-	3,502	-	3,502
Balance at March 31, 2020	51,396,986	$5	$156,969	$(22,016)	$(86)	$134,872

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$3,502	$1,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,215	7,964
Amortization of debt issuance costs	149	149
Loss on disposals of property, plant and equipment	-	82
Impairment charges	2,155	-
Stock based compensation	566	739
Deferred income taxes	4,456	64
Changes in operating assets and liabilities:
Receivables	(839)	(2,858)
Inventories	11,325	(709)
Prepaid expenses and other assets	223	(806)
Accounts payable	(2,772)	8,429
Income tax receivable / payable	(6,249)	457
Accrued expenses and other liabilities	2,973	5,296
Other, net	(812)	(448)
Net cash provided by operating activities	22,892	19,679
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(645)	(12,198)
Proceeds from insurance	-	610
Net cash used in investing activities	(645)	(11,588)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	(79,160)	(18,054)
Advances on line of credit	53,600	15,000
Dividends paid	-	(2,606)
Employee taxes paid for shares withheld	(79)	(82)
Net cash used in financing activities	(25,639)	(5,742)
Effect of exchange rate changes on cash	(11)	30
Net change in cash, cash equivalents and restricted cash	(3,403)	2,379
Cash, cash equivalents and restricted cash beginning of period	9,919	6,382
Cash, cash equivalents and restricted cash end of period	$6,516	$8,761

Cash and cash equivalents	$5,701	$7,936
Restricted cash	815	825
Cash, cash equivalents and restricted cash end of period	$6,516	$8,761

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$15	$1,478
Cash paid for interest	833	934
Cash paid for income taxes, net	22	-

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company” or “we”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States.  The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of March 31, 2020, the Company had 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K.

Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a final standard on accounting for credit losses. The new standard was initially effective for the Company in 2020, and requires a change in credit loss calculations using the expected loss method. In November 2019, the FASB issued Accounting Standards Update 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which, among other things, defers the effective date of Accounting Standards Update 2016-13, the standard on accounting for credit losses, for public filers that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted.  The Company is evaluating the effect of this standard on its consolidated financial statements and related disclosures.

Note 2: Impact of the COVID-19 Pandemic

The COVID-19 pandemic has caused significant economic hardship across the United States and is having a material, adverse effect on the Company. Significant uncertainty exists concerning the magnitude, impact and duration of the COVID-19 pandemic. While the majority of the Company’s stores are still open to the public, the Company has taken steps to close stores and limit its hours of operation when stores are able to remain open.  Since the beginning of the second quarter, the Company’s traffic and sales have decreased by approximately 50% when compared to the same period in 2019.  Factors deriving from the COVID-19 response that have and are expected to continue to negatively impact the Company in the future include: limitations on the ability of the Company’s suppliers to manufacture and ship the products sold by the Company; limitations on the Company’s employees’ ability to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring the Company’s stores to close or employees to remain at home; limitation of carriers to deliver the Company’s product to customers; limitations on the ability of the Company’s customers to conduct their business and purchase the Company’s products and services; and limitations on the ability of the Company’s customers to pay in a timely manner. These events are expected to have a material, adverse effect on the Company’s results of operations, cash flows and liquidity at least until the COVID-19 pandemic moderates.The effectiveness of economic stabilization efforts, including U.S. government payments to affected citizens and industries, is uncertain. A recession resulting from the COVID-19 pandemic would prolong and exacerbate the negative impact on the Company.

The Company reviews long lived assets used in operations for impairment losses when events and circumstances indicate the assets may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows from the operations and/or disposition of the assets are less than the carrying amount. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. Given the diminished projections of future cash flows due to the COVID-19 pandemic, the Company recorded a $2.2 million asset

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

impairment charge during the quarter ended March 31, 2020. See Note 11, “Fair Value of Financial Instruments,” for more information on asset impairment charges.

The Company has taken immediate steps to curtail operating expenses that include reducing the size of its workforce and temporarily suspending incentive compensation programs.  Additionally, the Company is conserving cash by limiting inventory purchases, cutting anticipated spending on capital projects, and pursuing rent deferrals with its landlords.  Although each of the remedial measures was taken to protect the business and preserve liquidity, each may also have the potential to have a material adverse impact on the Company’s current business, financial condition and results of operations, and may create additional risks for the Company. While the Company anticipates that the foregoing measures are temporary, it cannot predict the specific duration for which these precautionary measures will stay in effect, and there may be a need to take additional measures as the information available continues to develop, including with respect to the Company’s employees, relationships with its third-party vendors, and its customers. It is also possible that the remedial measures taken will not be adequate to mitigate the impact of the COVID-19 pandemic and the events described above, which could further adversely affect the Company’s business, results of operations, cash flow and liquidity.

The Company’s Credit Agreement with Bank of America, N.A, Fifth Third Bank, and Citizen’s Bank (the “Credit Agreement”) provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023.  Borrowings outstanding consisted of $37.5 million on the revolving line of credit as of March 31, 2020.  The Credit Agreement includes financial and other covenants, including covenants to maintain certain fixed charge ratios and consolidated total rent adjusted leverage ratios. The Company was in compliance with its covenants as of March 31, 2020.

As described above, due to the impact of the COVID-19 pandemic and the closure of some of the Company’s stores, the Company’s financial performance has been negatively impacted and will continue to be negatively impacted until the pandemic eases. Prior to the outbreak of the pandemic, the Company believed that it would comply with the financial covenants under the Credit Agreement over the next twelve months; however, given current trends caused by the pandemic, it is unlikely that it will comply with certain covenants (such as the leverage ratio) in the second quarter of 2020 and possibly subsequent quarters. Under the terms of the Credit Agreement, the lenders could require repayment of the debt in advance of its maturity in the event of default. The Company is actively working with the lenders and evaluating a range of options. The Company expects to obtain an amendment or waiver from its lenders prior to a potential breach. Failure to obtain a waiver or amendment would have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Note 3: Revenues

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenues.

The following table presents revenues disaggregated by product category:

	For the three months ended
	March 31,
	2020	2019
Man-made tiles	46%	46%
Natural stone tiles	29	29
Setting and maintenance materials	14	13
Accessories	10	11
Delivery service	1	1
Total	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order.  The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax.  Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered.  Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. Customer deposits are presented as an other accrued liability in the Consolidated Balance Sheet. The customer deposit balance was $7.2 million and $7.7 million as of March 31, 2020 and December 31, 2019, respectively.  Revenues recognized during the three-month period ended March 31, 2020 that were included in the customer deposit balance as of the beginning of the period were $7.0 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $4.2 million and $3.4 million at March 31, 2020 and December 31, 2019, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed.  Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund.  The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance.  Historically, the sales returns reserve was presented net of cost of sales in other current liabilities. The Company presents the sales returns reserve as an other current (accrued) liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet.  The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019 are as follows:

	(in thousands)
	March 31,	December 31,
	2020	2019
Other current (accrued) liabilities	$6,067	$5,434
Other current assets	1,800	1,659
Sales returns reserve, net	$4,267	$3,775

Note 4: Inventories

Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of March 31, 2020 and December 31, 2019:

	(in thousands)
	March 31,	December 31,
	2020	2019
Finished goods	$84,357	$95,435
Raw materials	1,938	2,185
Total	$86,295	$97,620

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.5 million and $0.2 million as of March 31, 2020 and December 31, 2019, respectively.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 5: Income Taxes

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, includes significant income and payroll tax provisions. Additionally, the CARES Act modified the rules associated with net operating losses (“NOLs”) and made technical corrections to tax depreciation methods for qualified improvement property. Under the temporary provisions of CARES Act, NOL carryforwards and carrybacks may offset 100% of taxable income for taxable years beginning before 2021. In addition, NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund.

The Company's effective tax rate on net income before income taxes for the three months ended March 31, 2020 and 2019 was (100.6)% and 31.6%, respectively. The difference between the Company’s effective rate of (100.6)% and the expected federal statutory rate of 21.0% for the three months ended March 31, 2020 is primarily due to the enactment of the CARES Act which gives the Company the ability to carry back federal NOLs to years with a federal statutory tax rate of 35%.  For the three months ended March 31, 2020 and 2019, the Company recorded a (benefit) provision for income taxes of $(1.8) million and $0.6 million, respectively. The decrease in the provision for income taxes is due to lower pretax earnings and the benefit generated from the NOL carryback tax rate differential.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of March 31, 2020 and 2019, the Company has not recognized any liabilities for uncertain tax positions, nor have interest and penalties related to uncertain tax positions been accrued.

Note 6: Earnings Per Share

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

Basic and diluted earnings per share were calculated as follows:

	(all amounts in thousands except share and per share data)
	For the three months ended
	March 31,
	2020	2019
Net income	$3,502	$1,320
Weighted average shares outstanding - basic	49,842,072	51,961,780
Effect of dilutive securities attributable to stock based awards	-	76,216
Weighted average shares outstanding - diluted	49,842,072	52,037,996
Income per common share:
Basic	$0.07	$0.03
Diluted	$0.07	$0.03
Anti-dilutive securities excluded from earnings per share calculation	2,065,632	1,639,659

Note 7: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	March 31,	December 31,
	2020	2019
Customer deposits	$7,201	$7,727
Sales returns reserve	6,067	5,434
Accrued wages and salaries	4,833	4,064
Payroll and sales taxes	3,709	2,764
Other current liabilities	5,553	4,600
Total other accrued liabilities	$27,363	$24,589

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 8: Long-term Debt

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into the Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank. The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on our rent adjusted leverage ratio.  The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. At March 31, 2020, the base interest rate was 4.50% and the LIBOR-based interest rate was 3.98%.  Borrowings outstanding consisted of $37.5 million on the revolving line of credit as of March 31, 2020.  In addition, the Company has standby letters of credit outstanding related to its workers compensation and medical insurance policies. As of March 31, 2020 and 2019, the standby letters of credit totaled $1.3 million and $1.2 million, respectively. There was $61.2 million available for borrowing on the revolving line of credit as of March 31, 2020, which may be used to support the Company’s growth and for working capital purposes.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. The Company was in compliance with the covenants as of March 31, 2020.

Note 9: Leases

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

Leases (in thousands)	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Right of use asset	$135,451	$137,737
Financing lease assets	Property, plant and equipment, net of accumulated depreciation	102	113
Total leased assets		$135,553	$137,850

Liabilities
Current
Operating	Current portion of lease liability	$27,751	$26,993
Financing	Other accrued liabilities	168	162
Noncurrent
Operating	Long-term lease liability, net	128,187	131,451
Financing	Financing lease obligation, net	230	274
Total lease liabilities		$156,336	$158,880

Lease cost (in thousands)	Classification	March 31, 2020	March 31, 2019
Operating lease cost	SG&A expenses	$8,221	$8,013
Financing lease cost
Amortization of leased assets	Depreciation and amortization	12	12
Interest on lease liabilities	Interest expense	16	21
Variable lease cost(1)	SG&A expenses	3,398	3,225
Short term lease cost	SG&A expenses	248	264
Net lease cost		$11,895	$11,535

 (1) Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Other Information (in thousands)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,067	$8,602
Operating cash flows from financing leases	$22	$21
Financing cash flows from financing leases	$60	$33

Note 10: Commitments and Contingencies

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

On November 5, 2019, a class action and derivative lawsuit was filed in the Court of Chancery of the State of Delaware against the Company and its directors by a purported stockholder of the Company, K-Bar Holdings LLC.  On November 7, 2019, a similar complaint was filed by a purported stockholder of the Company, Wynnefield Capital, Inc., represented by the same plaintiffs’ law firm which filed the K-Bar Holdings lawsuit. On November 13, 2019, the two cases were consolidated. The complaints allege breaches of fiduciary duty in connection with, among other things, the Company’s decision to delist from Nasdaq and deregister its common stock under the Securities Exchange Act of 1934, as amended, and directors’ purchases of common stock. The complaints include derivative claims and seek injunctive relief to prevent the Company from deregistering its common stock, injunctive relief to prevent additional stock purchases, and unspecified damages. The Court entered a temporary restraining order (“TRO”) on November 8, 2019, which prohibits the Company from filing a Form 15 to complete the proposed deregistration and bars additional stock purchases by the defendant directors. The case is currently set for a trial beginning on July 13, 2020. The Company plans to continue to contest the litigation vigorously. The individual defendants in the case have asserted a right to indemnification from the Company, for which the Company has Director and Officer Liability Insurance policies that may provide coverage for certain defense costs and litigation expenses in addition to amounts the Court could award if plaintiffs were to prevail.

Note 11: Fair Value of Financial Instruments

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The following table sets forth by Level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2020 and December 31, 2019 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	March 31, 2020	December 31, 2019
Assets	(in thousands)
Cash and cash equivalents	Level 1	$5,701	$9,104
Restricted cash	Level 1	815	815

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis.  Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the three months ended March 31, 2020, the Company recognized a $2.2 million charge in selling, general and administrative expenses to write-down property, plant, and equipment and right of use assets to their estimated fair values.  The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return, and market rental rates for comparable properties.  Projected cash flows are considered level 3 inputs.  Market rental rates for comparable properties are considered level 2 inputs. No impairment charges were recorded during the three months ended March 31, 2019.

The carrying value of the Company’s borrowings under its Credit Agreement approximate fair value based upon Level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Note 12: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three months ended March 31, 2020 and 2019 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was $0.1 million and  $0.3 million for the three months ended March 31, 2020 and 2019, respectively. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of March 31, 2020, the Company had outstanding stock options to purchase 1,161,697 shares of common stock at a weighted average exercise price of $11.11.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.5 million and $0.4 million for the three months

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

ended March 31, 2020 and 2019, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of March 31, 2020, the Company had 1,463,169 outstanding restricted common shares.

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions of $3.2 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.3 million of syndication fees in connection with this transaction, which were classified as other current assets and other non-current assets in the consolidated balance sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of March 31, 2020, the balance of the contribution liability was $1.7 million, of which $0.5 million was classified as other accrued liabilities on the Consolidated Balance Sheet and $1.2 million was classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs,

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

equipment purchases, and other expenditures tied to the expansion of the facility. As of March 31, 2020, the balance in the Investment Fund available for reimbursement to the Company was $0.8 million.

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

The Company determined that this financing arrangement contains a VIE.  The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors’ lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of The Tile Shop Investment Fund LLC. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors’ contributions, of $5.6 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the consolidated balance sheet.  The Company is recognizing the benefit of this net $4.4 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of March 31, 2020, the balance of the contribution liability was $0.2 million, all of which was classified as other accrued liabilities on the Consolidated Balance Sheet.

Note 14: Related Party Transactions

On July 9, 2018, Fumitake Nishi, a former Company employee and the brother-in-law of Robert A. Rucker, our former Interim Chief Executive Officer and President, and former member of the Company’s Board, from which he resigned on February 12, 2020, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”).  Nanyang supplies the Company with natural stone products including hand-crafted mosaics, listellos and other accessories. During the twelve months ended December 31, 2019, the Company purchased $5.1 million of products from Nanyang. During the three months ended March 31, 2020, the Company purchased $2.0 million of products from Nanyang.  Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy.  Certain of those violations involved his undisclosed ownership of Nanyang at that time.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties, many of which have been, and may further be, exacerbated by the COVID-19 pandemic, include, but are not limited to, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including its effect on general economic conditions and credit markets and on customer traffic to our stores, as well as the potential duration of the COVID-19 pandemic and the length and adequacy of measures we have taken to attempt to mitigate the impact of the COVID-19 pandemic on our business; our ability to successfully implement our strategic plan and the anticipated benefits of our strategic plan; the effectiveness of our marketing strategy; our expectations regarding financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining refinancing due to market conditions resulting from the COVID-19 pandemic; supply costs and expectations, including the continued availability of sufficient products from our suppliers and the potential impact of the COVID-19 pandemic; our expectations with respect to ongoing compliance with the terms of the Credit Agreement, including the possibility that the impact of the COVID-19 pandemic on our business may result in our inability to maintain such compliance, as well as the potential impact of the phase out of LIBOR; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations; our expectations regarding the effects of employee recruiting, training, mentoring, and retention; the potential impact of cybersecurity breaches or disruptions to our management information systems; our ability to successfully implement our information technology initiatives, including our enterprise resource planning (“ERP”) system; our ability to remediate material weaknesses in our internal control over financial reporting; our proposed deregistration; the outcome of pending stockholder litigation; costs and adequacy of insurance; and those factors set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and the additional Risk Factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of March 31, 2020, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has caused significant economic hardship across the United States and is having a material, adverse effect on our business.  Significant uncertainty exists concerning the magnitude, impact and duration of the COVID-19 pandemic.  While the majority of our stores are still open to the public, we have taken steps to close stores and limit our hours of operation when stores are able to remain open.  Since the beginning of the second quarter, our traffic and sales have decreased by approximately 50% when compared to the same period in 2019.  Factors deriving from the COVID-19 response that have and are expected to continue to negatively impact our business in the future include: limitations on the ability of our suppliers to manufacture and ship the products we sell; limitations on our employees’ ability to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring our stores to close or employees to remain at home; limitation of carriers to deliver our product to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us in a timely manner. These events are expected to have a material, adverse effect on the Company’s results of operations, cash flows and liquidity at least until the COVID-19 pandemic moderates. The effectiveness of economic stabilization efforts, including U.S. government payments to affected citizens and industries, is uncertain. A recession resulting from the COVID-19 pandemic would prolong and exacerbate the negative impact on us.

We review long lived assets used in operations for impairment losses when events and circumstances indicate the assets may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows from the operations and/or disposition of the assets are less than the carrying amount. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. Given the diminished projections of future cash flows due to the COVID-19 pandemic, we recorded a $2.2 million asset impairment charge during the quarter ended March 31, 2020.

We have taken immediate steps to curtail operating expenses that include reducing the size of our workforce and temporarily suspending incentive compensation programs.  Additionally, we are conserving cash by limiting inventory purchases, cutting anticipated spending on capital projects, and pursuing rent deferrals with our landlords.  Although each of the remedial measures was taken by us to protect the business and preserve liquidity, each may also have the potential to have a material adverse impact on our current business, financial condition and results of operations, and may create additional risks for the Company. While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, relationships with our third-party vendors, and our customers. It is also possible that the remedial measures taken by us will not be adequate to mitigate the impact of the COVID-19 pandemic and the events described above, which we expect to further adversely affect the Company’s business, results of operations, cash flow and liquidity.

Our Credit Agreement with Bank of America, N.A, Fifth Third Bank, and Citizen’s Bank (the “Credit Agreement”) provides us with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023.  Borrowings outstanding consisted of $37.5 million on the revolving line of credit as of March 31, 2020.  The Credit Agreement includes financial and other covenants, including covenants to maintain certain fixed charge ratios and consolidated total rent adjusted leverage ratios.  We were in compliance with our covenants as of March 31, 2020.

As described above, due to the impact of the COVID-19 pandemic and the closure of some of our stores, our financial performance has been negatively impacted and will continue to be negatively impacted until the pandemic eases. Prior to the outbreak of the pandemic, we believed that we would comply with the financial covenants under the Credit Agreement over the next twelve months; however, given current trends caused by the pandemic, it is unlikely that we will comply with certain covenants (such as the leverage ratio) in the second quarter of 2020 and possibly subsequent quarters. Under the terms of the Credit Agreement, the lenders could require repayment of the debt in advance of its maturity in the event of default. We are actively working with the lenders and evaluating a range of options. We expect to obtain an amendment or waiver from our lenders prior to a potential breach. Failure to obtain a waiver or amendment would have a material adverse effect on our liquidity, financial condition and results of operations.

March 2020 Quarter Financial Overview

For the three months ended March 31, 2020 and 2019, we reported net sales of $94.3 million and $86.9 million, respectively. The increase in sales for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to an increase in comparable store sales of 6.7%, or $5.8 million. The increase in sales at comparable stores for the three months ended March 31, 2020 was due to stronger conversion and higher average ticket and partially offset by weaker store traffic. During the three months ended March 31, 2019, the Company experienced a significant negative impact on conversion rates due to the implementation of a new ERP system. Traffic levels decreased sharply in March 2020 following the outbreak of COVID-19. Sales generated by stores not included in the comparable store base increased $1.6 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

The table below sets forth information about our comparable store sales growth (decline) for the three months ended March 31, 2020 and 2019.

	For the three months ended
	March 31,
	2020	2019
Comparable store sales growth (decline)	6.7%	(4.2)%

For the three months ended March 31, 2020 and 2019, we reported gross profit of $65.0 million and $61.8 million, respectively. The gross margin rate was 68.9% and 71.2% for the three months ended March 31, 2020 and 2019, respectively. The decrease in gross margin rate was primarily driven by an increase in cost of products sold during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

For the three months ended March 31, 2020 and 2019, we reported income from operations of $2.6 million and $2.9 million, respectively.  The decrease in income from operations was primarily driven by a $3.4 million increase in selling, general and administrative (“SG&A”) expenses that was partially offset by the margin contribution from higher sales levels.  The increase in SG&A expense was primarily due to $2.2 million of asset impairment charges and a $1.1 million increase in legal expenses that was largely due to shareholder litigation.

Net cash provided by operating activities was $22.9 million and $19.7 million for the three months ended March 31, 2020 and 2019, respectively. The operating cash flows generated during the quarter were used primarily to sustain operations and reduce the Company’s debt balance by $25.5 million.

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

The comparable store sales operating metric is the percentage change in sales of comparable stores period-over-period. A store is considered comparable on the first day of the 13th full month of operation. When a store is relocated, it is excluded from the comparable store sales calculation. Comparable store sales includes total charges to customers less any actual returns. We include the change in allowance for anticipated sales returns applicable to comparable stores in the comparable store sales calculation. Comparable store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses. Company management believes the comparable store sales operating metric provides useful information to both management and investors to evaluate the Company’s performance, the effectiveness of its strategy and its competitive position.

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

Selling, General, and Administrative Expenses –  Selling, general, and administrative expenses consist primarily of compensation costs, occupancy, utilities, maintenance costs, advertising costs, shipping and transportation expenses to move inventory from our distribution centers to our stores, and depreciation and amortization.

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

Results of Operations

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

	(in thousands)
	2020	% of sales(1)	2019	% of sales
Net sales	$94,279		$86,908
Cost of sales	29,324	31.1%	25,066	28.8%
Gross profit	64,955	68.9%	61,842	71.2%
Selling, general and administrative expenses	62,361	66.1%	58,948	67.8%
Income from operations	2,594	2.8%	2,894	3.3%
Interest expense	(848)	(0.9)%	(978)	(1.1)%
Other income	-	-%	15	0.0%
Income before income taxes	1,746	1.9%	1,931	2.2%
Benefit (provision) for income taxes	1,756	1.9%	(611)	(0.7)%
Net income	$3,502	3.7%	$1,320	1.5%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the first quarter of 2020 increased $7.4 million, or 8.5%, compared with the first quarter of 2019, primarily due to a $5.8 million increase in net sales generated by comparable stores. The increase in sales at comparable stores for the three months ended March 31, 2020 was due to stronger conversion rates and higher average tickets which were partially offset by weaker store traffic. During the three months ended March 31, 2019, the Company experienced a significant negative impact on conversion rates due to the implementation of a new ERP system. Traffic levels decreased sharply in March 2020 following the outbreak of COVID-19. Sales generated by stores not included in the comparable store base increased $1.6 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Gross Profit Gross profit for the first quarter of 2020 increased $3.1 million, or 5.0%, compared with the first quarter of 2019 primarily due to an increase in net sales. The gross margin rate was 68.9% and 71.2% for the three months ended March 31, 2020 and 2019, respectively. The decrease in gross margin rate was primarily driven by an increase in cost of products sold during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the first quarter of 2020 increased $3.4 million, or 5.8%, compared with the first quarter of 2019.  The increase in SG&A expense was primarily due to $2.2 million of asset impairment charges and a $1.1 million increase in legal expenses that was largely due to shareholder litigation.

Pre-opening Costs During the first quarter of 2020 and 2019, we incurred pre-opening costs of $0.0 million and $0.1 million, respectively.

Interest Expense Interest expense was $0.8 million and $1.0 million for the first quarter of 2020 and 2019, respectively. The decrease was due to a  lower interest rate during the first quarter of 2020.

Provision for Income Taxes Provision for income taxes decreased $2.4 million for the first quarter of 2020 compared with the first quarter of 2019. Our effective tax rate for the three months ended March 31, 2020 and 2019 was (100.6)% and 31.6%, respectively. The decrease in the tax provision and the effective tax rate is primarily due to the enactment of the CARES Act which gives the Company the ability to carry back federal NOLs to years with a federal statutory tax rate of 35%.

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), and adjusting for interest expense, income taxes, depreciation and amortization, and stock based compensation expense. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We calculate pretax return on capital employed by taking income (loss) from operations divided by capital employed. Capital employed equals total assets less accounts payable, income taxes payable, other accrued liabilities, deferred rent, lease liability and other long-term liabilities.  Other companies may calculate both Adjusted EBITDA and pretax return on capital employed differently, limiting the usefulness of these measures for comparative purposes.

We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, for budgeting and planning purposes and for assessing the effectiveness of capital allocation over time. These measures are used in monthly financial reports prepared for management and our Board of Directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

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

The reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2020 and 2019 is as follows:

	(in thousands)
	Three Months Ended
	March 31,
	2020	% of sales(1)	2019	% of sales(1)
Net income	$3,502	3.7%	$1,320	1.5%
Interest expense	848	0.9%	978	1.1%
Income taxes	(1,756)	(1.9)%	611	0.7%
Depreciation and amortization	8,215	8.7%	7,964	9.2%
Stock based compensation	566	0.6%	739	0.8%
Adjusted EBITDA	$11,375	12.1%	$11,612	13.4%

(1) Amounts do not foot due to rounding.

The calculation of pretax return on capital employed is as follows:

($ in thousands)	March 31,
	2020(1)	2019(1)
(Loss) income from Operations (trailing twelve months)	$(1,657)	$13,347

Total Assets	401,279	328,030
Less: Accounts payable	(19,260)	(29,242)
Less: Income tax payable	(44)	(116)
Less: Other accrued liabilities	(25,805)	(27,035)
Less: Lease liability(2)	(160,115)	(67,122)
Less: Other long-term liabilities	(3,917)	(3,937)
Capital Employed	$192,138	$200,578

Pretax Return on Capital Employed	(0.9)%	6.7%

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

Liquidity and Capital Resources

As a result of COVID-19, we have taken immediate steps to curtail operating expenses that include reducing the size of our workforce and temporarily suspending incentive compensation programs.  Additionally, we are conserving cash by limiting inventory purchases, cutting anticipated spending on capital projects, and pursuing rent deferrals with our landlords.  Although each of the remedial measures was taken by us to protect the business and preserve liquidity, each may also have the potential to have a material adverse impact on our current business, financial condition and results of operations, and may create additional risks for the Company. While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, relationships with our third-party vendors, and our customers. It is also possible that the remedial measures taken by us will not be adequate to mitigate the impact of the COVID-19 pandemic and the events described above, which we expect to further adversely affect the Company’s business, results of operations, cash flow and liquidity.

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $5.7 million of cash and cash equivalents at March 31, 2020, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity for purchasing additional merchandise inventory, maintaining our existing stores, and general corporate purposes.

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into the Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank. The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on our rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. At March 31, 2020, the base interest rate was 4.50% and the LIBOR-based interest rate was 3.98%.  Borrowings outstanding consisted of $37.5 million on the revolving line of credit as of March 31, 2020. We also have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. As of March 31, 2020 and 2019, the standby letters of credit totaled $1.3 million and  $1.2 million, respectively. There was $61.2 million available for borrowing on the revolving line of credit as of March 31, 2020, which may be used to support our growth and for working capital purposes.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. We were in compliance with the covenants as of March 31, 2020.

As described above, due to the impact of the COVID-19 pandemic and the closure of some of our stores, our financial performance has been negatively impacted and will continue to be negatively impacted until the pandemic eases. Prior to the outbreak of the pandemic, we believed that we would comply with the financial covenants under the Credit Agreement over the next twelve months; however, given current trends caused by the pandemic, it is unlikely that we will comply with certain covenants (such as the leverage ratio) in the second quarter of 2020 and possibly subsequent quarters. Under the terms of the Credit Agreement, the lenders could require repayment of the debt in advance of its maturity in the event of default. We are actively working with the lenders and evaluating a range of options. We expect to obtain an amendment or waiver from our lenders prior to a potential breach. Failure to obtain a waiver or amendment would have a material adverse effect on our liquidity, financial condition and results of operations.

Capital Expenditures

Capital expenditures were $0.6 million and $12.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in capital expenditures was driven by our plan established at the beginning of the year to limit capital spending and focus on reducing debt during the three months ending March 31, 2020.

Cash flows

The following table summarizes our cash flow data for the three months ended March 31, 2020 and 2019.

	(in thousands)
	Three Months Ended
	March 31,
	2020	2019
Net cash provided by operating activities	$22,892	$19,679
Net cash used in investing activities	(645)	(11,588)
Net cash used in financing activities	(25,639)	(5,742)

Operating activities

Net cash provided by operating activities during the three months ended March 31, 2020 was $22.9 million compared with $19.7 million during the three months ended March 31, 2019. The increase is attributable to an increase in net income and improved working capital management.

Investing activities

Net cash used in investing activities totaled $0.6 million for the three months ended March 31, 2020 compared with $11.6 million for the three months ended March 31, 2019. Net cash used in investing activities in each period was primarily for store fixtures, equipment, building improvements, and general corporate information technology assets.

Financing activities

Net cash used in financing activities was $25.6 million for the three months ended March 31, 2020 compared with $5.7 million for the three months ended March 31, 2019.  Net cash used in financing activities during the three months ended March 31, 2020 was applied toward reducing our long-term debt by $25.5 million during the three months ending March 31, 2020.

Cash and cash equivalents totaled $5.7 million at March 31, 2020 compared with $9.1 million at December 31, 2019. Working capital was $43.8 million at March 31, 2020 compared with $52.3 million at December 31, 2019. The decrease in working capital during the first quarter of 2019 was primarily due to a decrease in inventory and in cash and cash equivalents.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Arrangements

As of March 31, 2020, there were no material changes to our contractual obligations outside the ordinary course of business.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued a final standard on accounting for credit losses. The new standard was initially effective for us in 2020, and requires a change in credit loss calculations using the expected loss method. In November 2019, the FASB issued Accounting Standards Update 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which, among other things, defers the effective date of Accounting Standards Update 2016-13, the standard on accounting for credit losses, for public filers that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted.  We are evaluating the effect of this standard on our consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With the exception of the impacts of COVID-19, which are discussed elsewhere in this document, there have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 13, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020 and have concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to material weaknesses in our internal control over financial reporting as described below.

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

•

The ineffective design and implementation of IT general controls (ITGCs) for the ERP system that are relevant to the preparation of our financial statements. Specifically, we did not (i) maintain adequate control over user access to the ERP system to ensure appropriate segregation of duties and to restrict access to financial applications and data; and (ii) maintain adequate documentation practices surrounding management and control of IT changes affecting financial IT applications. Our business process controls (automated and manual) are dependent on the affected ITGCs and, therefore, are also deemed ineffective because they are adversely impacted by ineffective ITGCs.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, party to lawsuits, threatened lawsuits, disputes and other claims arising in the normal course of business. We assess liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in the consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. However, in light of the inherent uncertainty in legal proceedings, there can be no assurance that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

On November 5, 2019, a class action and derivative lawsuit was filed in the Court of Chancery of the State of Delaware against us and our directors by a purported stockholder, K-Bar Holdings LLC.  On November 7, 2019, a similar complaint was filed by a purported stockholder, Wynnefield Capital, Inc., represented by the same plaintiffs’ law firm which filed the K-Bar Holdings lawsuit. On November 13, 2019, the two cases were consolidated. The complaints allege breaches of fiduciary duty in connection with, among other things, our decision to delist from Nasdaq and deregister our common stock under the Securities Exchange Act of 1934, as amended, and directors’ purchases of common stock. The complaints include derivative claims and seek injunctive relief to prevent us from deregistering our common stock, injunctive relief to prevent additional stock purchases, and unspecified damages. The Court entered a temporary restraining order (“TRO”) on November 8, 2019, which prohibits us from filing a Form 15 to complete the proposed deregistration and bars additional stock purchases by the defendant directors. The case is currently set for a trial beginning on July 13, 2020. We plan to continue to contest the litigation vigorously. The individual defendants in the case have asserted a right to indemnification from us, for which we have Director and Officer Liability Insurance policies that may provide coverage for certain defense costs and litigation expenses in addition to amounts the Court could award if plaintiffs were to prevail.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 other than with respect to the risk factor discussed below. In addition, many of the risk factors disclosed in Item 1A of our Annual Report have been, and we anticipate will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.

The COVID-19 pandemic has negatively impacted, and we anticipate will continue to materially adversely affect, our business, financial condition, results of operations and cash flows, and our ability to maintain compliance with our current, or obtain new, lending facilities.

The novel strain of coronavirus, COVID-19, was first identified in China in late 2019. It has since spread globally and was declared a pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has materially adversely affected our business, and we anticipate it will continue to negatively impact us at least throughout the duration of the pandemic. The full extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to comply with the financial covenants under our Credit Agreement, remains uncertain. A recession resulting from the COVID-19 pandemic would prolong and exacerbate the negative impact on us.

In response to COVID-19, governmental authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter in place orders and recommendation to practice social distancing. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once, and there is considerable uncertainty regarding the duration of such measures and any potential future measures. Such measures have impacted, and may continue to affect, our workforce, operations, suppliers and customers. For instance, several of our stores have been required to limit their hours or close entirely, and our store traffic and sales have decreased by approximately 50% since the beginning of the second quarter of 2020 compared to the same period in 2019. We have taken steps to reduce the size of our workforce and we can provide no assurance that we will be able to rehire our workforce in the event our business experiences a subsequent recovery. Furthermore, while we have implemented work from home policies for a portion of our workforce, our store-based workforce comes into close contact with our customers as part of their day-to-day responsibilities, which increases the likelihood that they could contract COVID-19, which could potentially adversely affect our ability to adequately staff our stores and require us to incur additional costs to sanitize the impacted location. In addition, employees working remotely may not have the resources available to enable them to maintain the same level of productivity and efficiency, and increased reliance on remote access to our information systems increases our exposure to potential cybersecurity threats.

We have taken additional steps to curtail our operating expenses and conserve cash, including suspending incentive compensation programs and reducing executive compensation; limiting inventory purchases; cutting anticipated spending on capital projects; and pursuing rent deferrals with our landlords. While we anticipate that such measures will be temporary, we cannot predict how long we may need to keep such measures in effect. In addition, we may elect or need to take additional remedial measures as the information available to us continues to develop, including with respect to our workforce, relationships with our third-party vendors, and our customers. There is no certainty that the remedial measures we have implemented to date, or any additional remedial steps we may take in the future, will be sufficient to mitigate the risks posed by COVID-19. Further, such measures could potentially materially adversely affect our business, financial condition and results of operations and create additional risks for us.

In addition, our liquidity position is dependent upon our ability to borrow under our Credit Agreement. Prior to the outbreak of the pandemic, we believed that we would comply with the financial covenants under the Credit Agreement over the next twelve months; however, given the current trends caused by the pandemic, it is unlikely that we will comply with certain covenants (such as the leverage ratio) in the second quarter of 2020, And possibly subsequent quarters. Under the terms of the Credit Agreement, the lenders could require repayment of the debt in advance of maturity in the event of default. We are actively working with the lenders and evaluating a range of options. We expect to obtain an amendment or waiver from our lenders prior to a potential breach. Failure to obtain a waiver or amendment would have a material adverse effect on our liquidity, financial condition and results of operations.

The ultimate magnitude of COVID-19, including the full extent of the material negative impact on our financial and operational results, will depend on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. The resumption of our normal business operations may be delayed or constrained by lingering effects of COVID-19 on our customers, suppliers and/or third-party service providers. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not currently ascertainable. We cannot predict the full impact of the COVID-19 pandemic on our business and results of operations, but our business, financial condition, results of operations and cash flows have already been materially adversely impacted, and we anticipate they will continue to be materially adversely affected by the COVID-19 pandemic and its negative effects on global economic conditions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
January 1, 2020 - January 31, 2020	13,746	(1)	$0.00	-	-
February 1, 2020 - February 29, 2020	41,313	(2)	1.91	-	-
March 1, 2020 - March 31, 2020	24,238	(1)	0.00	-	-
	79,297		$1.00	-	-
(1)

These shares were repurchased by the Company pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Award Plan. The Company paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(2)

A total of 38,382 shares were withheld by the Company to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan.  The Company did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.  An additional 2,931 shares were repurchased by the Company pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Award Plan. The Company paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

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

10.1*

Letter Agreement, dated as of April 24, 2020, by and between the Company and Cabell H. Lolmaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2020).

10.2*

Letter Agreement, dated as of April 24, 2020, by and between the Company and Nancy DiMattia (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2020).

10.3*

Letter Agreement, dated as of April 24, 2020, by and between the Company and Mark B. Davis (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2020).

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1***	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2***	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Director Standstill Commitment (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2020).
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Management compensatory plan or arrangement.

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: May 8, 2020	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: May 8, 2020	By:	/s/ NANCY DIMATTIA
Nancy DiMattia
Chief Financial Officer