Form 10-Q
period 2020-06-30
TILE SHOP HOLDINGS, INC.
filed 2020-08-06
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were 51,673,420 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$7,936	$9,104
Restricted cash	815	815
Receivables, net	3,225	3,370
Inventories	79,053	97,620
Income tax receivable	9,641	3,090
Other current assets, net	21,940	8,180
Total Current Assets	122,610	122,179
Property, plant and equipment, net	113,209	130,461
Right of use asset	130,397	137,737
Deferred tax assets	4,139	7,196
Other assets	1,728	2,241
Total Assets	$372,083	$399,814

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,239	$18,181
Income tax payable	193	87
Current portion of lease liability	32,270	26,993
Other accrued liabilities	42,720	24,589
Total Current Liabilities	88,422	69,850
Long-term debt	22,000	63,000
Long-term lease liability, net	122,682	131,451
Financing lease obligation, net	184	274
Other long-term liabilities	4,157	4,340
Total Liabilities	237,445	268,915

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,370,167 and 50,806,674 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	157,493	156,482
Accumulated deficit	(22,776)	(25,518)
Accumulated other comprehensive loss	(84)	(70)
Total Stockholders' Equity	134,638	130,899
Total Liabilities and Stockholders' Equity	$372,083	$399,814

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$67,730	$88,903	$162,009	$175,811
Cost of sales	22,316	27,543	51,640	52,609
Gross profit	45,414	61,360	110,369	123,202
Selling, general and administrative expenses	47,208	60,562	109,569	119,510
(Loss) income from operations	(1,794)	798	800	3,692
Interest expense	(559)	(943)	(1,407)	(1,921)
Other income	-	2	-	17
(Loss) income before income taxes	(2,353)	(143)	(607)	1,788
Benefit (provision) for income taxes	1,593	(11)	3,349	(622)
Net (loss) income	$(760)	$(154)	$2,742	$1,166

(Loss) income per common share:
Basic	$(0.02)	$(0.00)	$0.05	$0.02
Diluted	$(0.02)	$(0.00)	$0.05	$0.02

Weighted average shares outstanding:
Basic	49,926,267	50,999,341	49,884,169	51,476,442
Diluted	49,926,267	50,999,341	50,052,990	51,573,410

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(760)	$(154)	$2,742	$1,166
Currency translation adjustment	2	(25)	(14)	2
Other comprehensive (loss) income	2	(25)	(14)	2
Comprehensive (loss) income	$(758)	$(179)	$2,728	$1,168

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except share and per share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at March 31, 2019	52,901,733	$5	$170,306	$(17,997)	$(29)	$152,285
Adoption of lease standard	-	-	-	(1,738)	-	(1,738)
Balance at March 31, 2019	52,901,733	$5	$170,306	$(19,735)	$(29)	$150,547
Issuance of restricted shares	76,275	-	-	-	-	-
Cancellation of restricted shares	(55,496)	-	-	-	-	-
Repurchase of common stock	(2,307,023)	-	(10,455)	-	-	(10,455)
Stock based compensation	-	-	770	-	-	770
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(54)	-	-	(54)
Dividends paid ($0.05 per share)	-	-	(2,606)	-	-	(2,606)
Foreign currency translation adjustments	-	-	-	-	(25)	(25)
Net loss	-	-	-	(154)	-	(154)
Balance at June 30, 2019	50,615,489	$5	$157,961	$(19,889)	$(54)	$138,023

Balance at March 31, 2020	51,396,986	$5	$156,969	$(22,016)	$(86)	$134,872
Issuance of restricted shares	28,494	-	-	-	-	-
Cancellation of restricted shares	(55,313)	-	-	-	-	-
Stock based compensation	-	-	538	-	-	538
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(14)	-	-	(14)
Foreign currency translation adjustments	-	-	-	-	2	2
Net loss	-	-	-	(760)	-	(760)
Balance at June 30, 2020	51,370,167	$5	$157,493	$(22,776)	$(84)	$134,638

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except share and per share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2018	52,707,879	$5	$172,255	$(25,857)	$(56)	$146,347
Adoption of lease standard	-	-	-	4,802	-	4,802
Balance at January 1, 2019	52,707,879	$5	$172,255	$(21,055)	$(56)	$151,149
Issuance of restricted shares	357,448	-	-	-	-	-
Cancellation of restricted shares	(142,815)	-	-	-	-	-
Repurchase of common stock	(2,307,023)	-	(10,455)	-	-	(10,455)
Stock based compensation	-	-	1,509	-	-	1,509
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(136)	-	-	(136)
Dividends paid ($0.10 per share)	-	-	(5,212)	-	-	(5,212)
Foreign currency translation adjustments	-	-	-	-	2	2
Net income	-	-	-	1,166	-	1,166
Balance at June 30, 2019	50,615,489	$5	$157,961	$(19,889)	$(54)	$138,023

Balance at December 31, 2019	50,806,674	$5	$156,482	$(25,518)	$(70)	$130,899
Issuance of restricted shares	698,103	-	-	-	-	-
Cancellation of restricted shares	(134,610)	-	-	-	-	-
Stock based compensation	-	-	1,104	-	-	1,104
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(93)	-	-	(93)
Foreign currency translation adjustments	-	-	-	-	(14)	(14)
Net income	-	-	-	2,742	-	2,742
Balance at June 30, 2020	51,370,167	$5	$157,493	$(22,776)	$(84)	$134,638

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$2,742	$1,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,082	16,200
Amortization of debt issuance costs	298	298
Loss on disposals of property, plant and equipment	-	85
Impairment charges	2,155	-
Change in leases	3,276	-
Stock based compensation	1,104	1,509
Deferred income taxes	3,058	285
Changes in operating assets and liabilities:
Receivables	145	(1,878)
Inventories	18,567	3,438
Prepaid expenses and other assets	908	(290)
Accounts payable	(4,939)	496
Income tax receivable / payable	(6,445)	(136)
Accrued expenses and other liabilities	4,037	786
Net cash provided by operating activities	40,988	21,959
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(929)	(17,823)
Proceeds from insurance	-	610
Net cash used in investing activities	(929)	(17,213)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	(97,223)	(33,102)
Advances on line of credit	56,099	43,000
Dividends paid	-	(5,212)
Repurchases of common stock	-	(10,455)
Employee taxes paid for shares withheld	(93)	(136)
Net cash used in financing activities	(41,217)	(5,905)
Effect of exchange rate changes on cash	(10)	5
Net change in cash, cash equivalents and restricted cash	(1,168)	(1,154)
Cash, cash equivalents and restricted cash beginning of period	9,919	6,382
Cash, cash equivalents and restricted cash end of period	$8,751	$5,228

Cash and cash equivalents	$7,936	$4,403
Restricted cash	815	825
Cash, cash equivalents and restricted cash end of period	$8,751	$5,228

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$103	$1,225
Cash paid for interest	1,445	1,828
Cash paid for income taxes, net	22	471

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company” or “we”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of June 30, 2020, the Company had 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a final standard on accounting for credit losses. The new standard was initially effective for the Company in 2020, and requires a change in credit loss calculations using the expected loss method. In November 2019, the FASB issued Accounting Standards Update 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which, among other things, defers the effective date of Accounting Standards Update 2016-13, the standard on accounting for credit losses, for public filers that are considered smaller reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. The Company is evaluating the effect of this standard on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance is effective as of beginning of the reporting period when the election is made through December 31, 2022. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements

Note 2: Impact of the COVID-19 Pandemic

The COVID-19 pandemic has impacted, and is likely to continue impacting, the Company’s operations. As previously announced, the Company’s sales and traffic decreased by approximately 50% during the weeks immediately following the end of the first quarter of 2020 when compared to the same period in 2019. As shelter in place orders started to ease throughout the quarter, the Company’s traffic and sales started to recover. The proliferation of COVID-19 across the world has also resulted in supply chain disruptions, as a number of the Company’s suppliers have been adversely impacted by restrictions placed on their operations.

Following the onset of COVID-19, the Company took immediate steps to curtail operating expenses. These activities included workforce reductions, the suspension of incentive compensation programs, salaried employee wage reductions, and adjustments to the number of replenishment trucks sent from the Company’s distribution centers to its stores. These cost savings measures, combined with a lower level of variable selling expenses, resulted in a $13.4 million reduction in selling, general and administrative expenses during the second quarter of 2020 when compared to the second quarter of 2019.

Additionally, the Company took actions to conserve cash by limiting inventory purchases, cutting anticipated spending on capital projects, and negotiating rent deferrals with the Company’s landlords. These actions contributed to the cash generating activities that enabled the Company to reduce its debt balance by $15.5 million during the second quarter of 2020.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

While the Company is cautiously optimistic that it will continue to benefit from improved traffic and sales trends, the recent escalation of COVID-19 cases across many of the markets the Company serves could have a negative impact on the Company. Specifically, the Company could be adversely impacted by limitations on the Company’s employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring the Company’s stores to close or employees to remain at home; limitation of carriers to deliver the Company’s product to customers; limitations on the ability of the Company’s customers to conduct their business and purchase the Company’s products and services; and limitations on the ability of the Company’s customers to pay the Company in a timely manner. These events could have a material, adverse effect on the Company’s results of operations, cash flows and liquidity. In addition, even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of the economic impact of the pandemic, including any recession that has occurred or may occur in the future.

The Company’s Credit Agreement with Bank of America, N.A., Fifth Third Bank, and Citizen’s Bank (the “Credit Agreement”) provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings outstanding consisted of $22.0 million on the revolving line of credit as of June 30, 2020. The Credit Agreement includes financial and other covenants, including covenants to maintain certain fixed charge ratios and consolidated total rent adjusted leverage ratios. The Company was in compliance with its covenants as of June 30, 2020.

Prior to the outbreak of the COVID-19 pandemic in the United States, the Company believed that it had the ability to comply with the financial covenants under the Credit Agreement over the next twelve months; however, given the uncertainty surrounding the COVID-19 pandemic, there can be no assurances as to the Company’s ability to do so. If the escalation of COVID-19 cases results in a decline in sales and traffic similar to what the Company experienced during the initial weeks of the second quarter of 2020, it is likely that the Company will be unable to comply with certain covenants (such as the leverage ratio) in its Credit Agreement. Under the terms of the Credit Agreement, the lenders could call the debt in advance of its maturity in the event of default. If an event of default were to occur, the Company anticipates it would enter into discussions with the lenders to waive the event of default. Failure to obtain such a waiver or refinance the debt if such an event were to occur would have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Note 3: Revenues

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenues.

The following table presents revenues disaggregated by product category:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Man-made tiles	47%	47%	46%	47%
Natural stone tiles	28	29	29	29
Setting and maintenance materials	14	13	14	13
Accessories	9	10	9	10
Delivery service	2	1	2	1
Total	100%	100%	100%	100%

The Company generates revenues by selling tile products, setting and maintenance materials, accessories, and delivery services to its customers through its store locations. The timing of revenue recognition coincides with the transfer of control of goods and services ordered by the customer, which falls into one of three categories described below:

•Revenue recognized when an order is placed – If a customer places an order in a store and the contents of their order are available, the Company recognizes revenue concurrent with the exchange of goods for consideration from the customer.

•Revenue recognized when an order is picked up – If a customer places an order for items held in a centralized distribution center, the Company requests a deposit from the customer at the time they place the order. Subsequently when the contents of the customer’s order are delivered to the store, the customer returns to the store and picks up the items that were ordered. The Company recognizes revenue on this transaction when the customer picks up their order.

•Revenue recognized when an order is delivered – If a customer places an order in a store and requests delivery of their order, the Company prepares the contents of their order, initiates the delivery service, and recognizes revenue once the contents of the customer’s order are delivered.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. Customer deposits are presented as an other accrued liability in the Consolidated Balance Sheet. The customer deposit balance was $9.7 million and $7.7 million as of June 30, 2020 and December 31, 2019, respectively. Revenues recognized during the six-month period ended June 30, 2020 that were included in the customer deposit balance as of the beginning of the period were $7.5 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $3.2 million and $3.4 million at June 30, 2020 and December 31, 2019, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current (accrued) liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019 are as follows:

	(in thousands)
	June 30,	December 31,
	2020	2019
Other current (accrued) liabilities	$4,989	$5,434
Other current assets	1,471	1,659
Sales returns reserve, net	$3,518	$3,775

Note 4: Inventories

Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of June 30, 2020 and December 31, 2019:

	(in thousands)
	June 30,	December 31,
	2020	2019
Finished goods	$77,170	$95,435
Raw materials	1,883	2,185
Total	$79,053	$97,620

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.7 million and $0.2 million as of June 30, 2020 and December 31, 2019, respectively.

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

The Company's effective tax rate for the three months ended June 30, 2020 and 2019 was 67.7% and (7.7)%, respectively. The Company's effective tax rate for the six months ended June 30, 2020 and 2019 was 551.7% and 34.8%, respectively. The difference

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

between the Company’s effective rate of 551.7% and the expected federal statutory rate of 21.0% for the six months ended June 30, 2020 is primarily due to refinement of estimates associated with the CARES Act which gives the Company the ability to carry back federal NOLs to years with a federal statutory tax rate of 35%. For the three months ended June 30, 2020 and 2019, the Company recorded a (benefit) provision for income taxes of $(1.6) million and $0.0 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded a (benefit) provision for income taxes of $(3.3) million and $0.6 million, respectively. The decrease in the provision for income taxes is due to lower pretax earnings and the benefit generated from the NOL carryback tax rate differential.

The Company records interest and penalties relating to uncertain tax positions in income tax expense when applicable. As of June 30, 2020 and 2019, the Company has not recognized any liabilities for uncertain tax positions, nor have interest and penalties related to uncertain tax positions been accrued.

Note 6: Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period.

Basic and diluted earnings (loss) per share were calculated as follows:

	(all amounts in thousands except share and per share data)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(760)	$(154)	$2,742	$1,166
Weighted average shares outstanding - basic	49,926,267	50,999,341	49,884,169	51,476,442
Effect of dilutive securities attributable to stock based awards	-	-	168,821	96,968
Weighted average shares outstanding - diluted	49,926,267	50,999,341	50,052,990	51,573,410
(Loss) income per common share:
Basic	$(0.02)	$(0.00)	$0.05	$0.02
Diluted	$(0.02)	$(0.00)	$0.05	$0.02
Anti-dilutive securities excluded from earnings per share calculation	2,585,401	2,835,890	1,903,737	2,047,585

Note 7: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	June 30,	December 31,
	2020	2019
Legal settlement accrual	$14,500	$-
Customer deposits	9,715	7,727
Sales returns reserve	4,989	5,434
Accrued wages and salaries	4,083	4,064
Payroll and sales taxes	4,085	2,764
Other current liabilities	5,348	4,600
Total other accrued liabilities	$42,720	$24,589

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 8: Long-term Debt

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into the Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank. The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on the Company’s rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on the Company’s rent adjusted leverage ratio. At June 30, 2020 the base interest rate was 4.25% and the LIBOR-based interest rate was 2.16%. Borrowings outstanding consisted of $22.0 million on the revolving line of credit as of June 30, 2020. In addition, the Company has standby letters of credit outstanding related to its workers compensation and medical insurance policies. Standby letters of credit totaled $1.3 million on both June 30, 2020 and December 31, 2019. There was $76.7 million available for borrowing on the revolving line of credit as of June 30, 2020, which may be used to support the Company’s growth and for working capital purposes.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. The Company was in compliance with the covenants as of June 30, 2020.

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

In accordance with the FASB’s recent Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for the concessions verbally agreed to by landlords that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected to not re-measure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief. During the three months ended June 30, 2020, the Company recognized less than $0.1 million of negative lease expense related to rent abatement concessions. For qualifying deferrals of rental payments, the Company has recognized a non-interest bearing payable classified as a Current portion of lease liability in the Consolidated Balance Sheet in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement. The deferred rent payment balance will be reduced in future periods as amounts due are repaid. Rental payments deferred during the three-month period ending June 30, 2020 totaled $4.9 million. The majority of the repayments are expected to occur between the third quarter of 2020 and the third quarter of 2021.

Leases (in thousands)	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Right of use asset	$130,397	$137,737
Financing lease assets	Property, plant and equipment, net of accumulated depreciation	89	113
Total leased assets		$130,486	$137,850

Liabilities
Current
Operating	Current portion of lease liability	$32,270	$26,993
Financing	Other accrued liabilities	174	162
Noncurrent
Operating	Long-term lease liability, net	122,682	131,451
Financing	Financing lease obligation, net	184	274
Total lease liabilities		$155,310	$158,880

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

		Three Months Ended
Lease cost (in thousands)	Classification	June 30, 2020	June 30, 2019
Operating lease cost	SG&A expenses	$8,236	$7,998
Financing lease cost
Amortization of leased assets	Depreciation and amortization	12	12
Interest on lease liabilities	Interest expense	14	19
Variable lease cost(1)	SG&A expenses	3,507	3,333
Short term lease cost	SG&A expenses	153	218
Net lease cost		$11,922	$11,580

		Six Months Ended
Lease cost (in thousands)	Classification	June 30, 2020	June 30, 2019
Operating lease cost	SG&A expenses	$16,457	$16,010
Financing lease cost
Amortization of leased assets	Depreciation and amortization	24	24
Interest on lease liabilities	Interest expense	30	40
Variable lease cost(1)	SG&A expenses	6,905	6,558
Short term lease cost	SG&A expenses	401	482
Net lease cost		$23,817	$23,114

(1)Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Six Months Ended
Other Information (in thousands)	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,205	$17,311
Operating cash flows from financing leases	$44	$35
Financing cash flows from financing leases	$122	$(102)

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

As previously disclosed, the Company is a nominal defendant and certain current and former directors are individual defendants in litigation brought by K-Bar Holdings LLC and Wynnefield Capital, Inc. (“Plaintiffs”), in the Delaware Court of Chancery (the “Action”), in November 2019. Plaintiffs pleaded the Action as a derivative claim on behalf of the Company and also on behalf of a putative class of certain holders of the Company’s common stock as of October 18, 2019 (the “Putative Class”). Plaintiffs alleged breaches of fiduciary duty in connection with, among other things, the Company’s decision to delist from Nasdaq and deregister its common stock under the Securities Exchange Act of 1934, as amended. As previously disclosed, on June 30, 2020, the Company, the individual defendants, and Plaintiffs reached an agreement to settle all claims in the Action (the “Settlement Agreement”), which will be documented in a Stipulation of Settlement. Among other terms, the Settlement Agreement provides for a settlement fund of $12.0 million, which will be funded by the Company’s insurers, and which will be distributed to members of the Putative Class pursuant to an allocation and claims distribution process to be proposed by the Plaintiffs and approved by the Court. The Company also expects the Plaintiffs’ counsel to apply to the Court for a $2.5 million to $3.0 million award of attorney’s fees in connection with the settlement of the derivative claims. The Company’s insurers have agreed to cover this anticipated fee award to the Plaintiffs’ attorneys. The Company recorded a $14.5 million other current liability and a $14.5 million other current asset in the Consolidated Balance Sheet as of June 30, 2020 to reflect the Company’s obligation to the Putative Class, the low end of the potential range of the

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

attorney fee award and the corresponding receivable from the insurance companies. The Settlement Agreement is subject to both preliminary and final approval by the Court. If approved, the Settlement Agreement will resolve the Action. Additional information regarding the Settlement Agreement also will be disclosed in upcoming public filings in the Court of Chancery, including a disclosure statement approved by the Court.

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

Level 2 – Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•Quoted prices for similar assets or liabilities in active markets;

•Quoted prices for identical or similar assets or liabilities in non-active markets;

•Inputs other than quoted prices that are observable for the asset or liability; and

•Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.

The following table sets forth by Level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2020 and December 31, 2019 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	June 30, 2020	December 31, 2019
Assets	(in thousands)
Cash and cash equivalents	Level 1	$7,936	$9,104
Restricted cash	Level 1	815	815

The following methods and assumptions were used to estimate the fair value of each class of financial instrument. There have been no changes in the valuation techniques used by the Company to value the Company’s financial instruments.

•Cash and cash equivalents: Consists of cash on hand and bank deposits. The value was measured using quoted market prices in active markets. The carrying amount approximates fair value.

•Restricted cash: Consists of cash and cash equivalents held in bank deposit accounts restricted as to withdrawal or that are under the terms of use for current operations. The value was measured using quoted market prices in active markets. The carrying amount approximates fair value.

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the six months ended June 30, 2020, the Company recognized a $2.2 million charge in selling, general and administrative expenses to write-down property, plant, and equipment and right of use assets to their estimated fair values. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return, and market rental rates for comparable properties. Projected cash flows are considered Level 3 inputs. Market rental rates for

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

comparable properties are considered Level 2 inputs. No impairment charges were recorded during the three or six months ended June 30, 2019 or the three months ended June 30, 2020.

The carrying value of the Company’s borrowings under its Credit Agreement approximate fair value based upon Level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Note 12: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three and six months ended June 30, 2020 and 2019 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was $0.1 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. Total stock based compensation expense related to stock options was $0.2 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of June 30, 2020, the Company had outstanding stock options to purchase 1,153,097 shares of common stock at a weighted average exercise price of $11.09.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.4 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively. Total stock based compensation expense related to restricted stock was $0.9 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of June 30, 2020, the Company had 1,436,688 outstanding restricted common shares.

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions of $3.2 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.3 million of syndication fees in connection with this transaction, which were classified as other current assets and other non-current assets in the consolidated balance sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of June 30, 2020, the balance of the contribution liability was $1.6 million, of which $0.5 million was classified as other accrued liabilities on the Consolidated Balance Sheet and $1.1 million was classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of June 30, 2020, the balance in the Investment Fund available for reimbursement to the Company was $0.8 million.

2013 New Markets Tax Credit

In July 2013, the Company entered into a financing transaction with U.S. Bank and Chase Community Equity (“Chase”, and collectively with U.S. Bank, the “investors”) related to the $19.1 million acquisition, rehabilitation, and construction of the Company’s distribution center and manufacturing facilities in Durant, Oklahoma. In this transaction, Tile Shop Lending loaned $13.5 million to the Tile Shop Investment Fund LLC. The investors contributed $5.6 million to the Tile Shop Investment Fund LLC. The investors were entitled to the tax benefits derived from the NMTC by virtue of their contribution while the Company received the proceeds, net of syndication fees, to apply toward the construction project. This transaction included a put/call provision whereby the Company may have been obligated or entitled to repurchase the investors’ interest. The value attributed to the put/call prior to the exercise of the put option was de minimis. The NMTC was subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company was required to be in compliance with various regulations and contractual provisions that applied to the NMTC arrangement. Non-compliance with applicable requirements could have resulted in projected tax benefits not being realized and, therefore, could have required the Company to indemnify the investors for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits was relieved. No credit recaptures were required in connection with this arrangement.

The Company determined that this financing arrangement contained a VIE. The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors’ lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of The Tile Shop Investment Fund LLC. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors’ contributions, of $5.6 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the consolidated balance sheet. The Company recognized the benefit of this net $4.4 million contribution over the seven-year compliance period as it

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

was earned through the on-going compliance with the conditions of the NMTC program. As of June 30, 2020, the balance of the contribution liability was $0.1 million, all of which was classified as other accrued liabilities on the Consolidated Balance Sheet.

In July 2020, the investors exercised the put option to purchase the investors’ interest in the Investment Fund at the end of the tax credit recapture period. This transaction did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

Note 14: Related Party Transactions

On July 9, 2018, Fumitake Nishi, a former Company employee and the brother-in-law of Robert A. Rucker, our former Interim Chief Executive Officer and President, and former member of the Company’s Board of Directors, from which he resigned on February 12, 2020, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”). Nanyang supplies the Company with natural stone products including hand-crafted mosaics, listellos and other accessories. During the twelve months ended December 31, 2019, the Company purchased $5.1 million of products from Nanyang. During the three and six months ended June 30, 2020, the Company purchased $0.9 million and $2.9 million of products from Nanyang, respectively. Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy. Certain of those violations involved his undisclosed ownership of Nanyang at that time.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q relate to, among other things, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; our expectations regarding financing arrangements; our expectations regarding the potential impacts of COVID-19 on our business; our expectations with respect to ongoing compliance with the terms of our Credit Agreement (as defined below); and our expectations with respect to remediation of our identified material weaknesses.

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

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of June 30, 2020, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has impacted, and is likely to continue impacting, our operations. As previously announced, our sales and traffic decreased by approximately 50% during the weeks immediately following the end of the first quarter of 2020 when compared to the same period in 2019. As shelter in place orders started to ease throughout the quarter, our traffic and sales started to recover. The proliferation of COVID-19 across the world has also resulted in supply chain disruptions, as a number of our suppliers have been adversely impacted by restrictions placed on their operations.

Following the onset of COVID-19, we took immediate steps to curtail operating expenses. These activities included workforce reductions, the suspension of incentive compensation programs, salaried employee wage reductions, and adjustments to the number of replenishment trucks sent from our distribution centers to our stores. These cost savings measures, combined with a lower level of variable selling expenses, resulted in a $13.4 million reduction in selling, general and administrative (“SG&A”) expenses during the second quarter of 2020 when compared to the second quarter of 2019.

Additionally, we took actions to conserve cash by limiting inventory purchases, cutting anticipated spending on capital projects, and negotiating rent deferrals with our landlords. These actions contributed to the cash generating activities that enabled us to reduce our debt balance by $15.5 million during the second quarter of 2020.

While we are cautiously optimistic that we will continue to benefit from improved traffic and sales trends, the recent escalation of COVID-19 cases across many of the markets we serve could have a negative impact on our business. Specifically, we could be adversely impacted by limitations on our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring our stores to close or employees to remain at home; limitation of carriers to deliver our products to our customers; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us in a timely manner. These events could have a material, adverse effect on our results of operations, cash flows and liquidity. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the economic impact of the pandemic, including any recession that has occurred or may occur in the future.

Our Credit Agreement with Bank of America, N.A., Fifth Third Bank, and Citizen’s Bank (the “Credit Agreement”) provides us with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings outstanding consisted of $22.0 million on the revolving line of credit as of June 30, 2020. The Credit Agreement includes financial and other covenants, including covenants to maintain certain fixed charge ratios and consolidated total rent adjusted leverage ratios. We were in compliance with the covenants as of June 30, 2020.

Prior to the outbreak of the COVID-19 pandemic in the United States, we believed that we had the ability to comply with the financial covenants under the Credit Agreement over the next twelve months; however, given the uncertainty surrounding the COVID-19 pandemic, there can be no assurances as to our ability to do so. If the escalation of COVID-19 cases results in a decline in sales and traffic similar to what we experienced during the initial weeks of the second quarter of 2020, it is likely that we will be unable to comply with certain covenants (such as the leverage ratio) in the Credit Agreement. Under the terms of the Credit Agreement, the lenders could call our debt in advance of its maturity in the event of default. If an event of default were to occur, we anticipate we would enter into discussions with the lenders to waive the event of default. Failure to obtain such a waiver or refinance the debt if such an event were to occur would have a material adverse effect on our liquidity, financial condition and results of operations.

June 2020 Quarter Financial Overview

For the three months ended June 30, 2020 and 2019, we reported net sales of $67.7 million and $88.9 million, respectively. The decrease in sales for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to a decrease in traffic during the second quarter of 2020 following the onset of COVID-19 in the United States. Comparable store sales for the three months ended June 30, 2020 decreased 24.7%. Sales contributions from stores not included in the comparable store base increased $0.6 million during the three-month period ended June 30, 2020. Traffic and sales decreased approximately 50% during the weeks immediately following the end of the first quarter of 2020 when compared to the same period in 2019. As shelter in place orders started to ease throughout the second quarter of 2020, our traffic and sales started to recover. While traffic trends have improved since the beginning of the second quarter of 2020, our traffic is still lower than during the comparable period in 2019 in the first weeks of the third quarter of 2020.

The table below sets forth information about our comparable store sales growth (decline) for the three and six months ended June 30, 2020 and 2019.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Comparable store sales growth (decline)	(24.7)%	(4.2)%	(9.2)%	(4.2)%

For the three months ended June 30, 2020 and 2019, we reported gross profit of $45.4 million and $61.4 million, respectively. The gross margin rate was 67.1% and 69.0% for the three months ended June 30, 2020 and 2019, respectively. The decrease in gross margin rate was primarily driven by an increase in cost of products sold and a higher mix of freight delivery services rendered to our customers during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

For the three months ended June 30, 2020 and 2019, we reported a loss from operations of $1.8 million and income from operations of $0.8 million, respectively. The decrease in income from operations was primarily driven by a lower level of sales and gross margin, which was partially offset by a $13.4 million reduction in SG&A expenses during the three months ended June 30, 2020 when compared to the same period in 2019. The decrease in SG&A expenses was primarily due to a $8.1 million reduction in compensation and benefits due to lower variable compensation costs and headcount reductions made following the onset of COVID-19. Additionally, decreases in advertising expenses totaling $1.7 million and a reduction in replenishment trucks sent from our distribution centers to our stores resulting in a $1.3 million reduction in transportation costs contributed to the lower level of SG&A expenses during the three months ended June 30, 2020.

Net cash provided by operating activities was $41.0 million and $22.0 million for the six months ended June 30, 2020 and 2019, respectively. The operating cash flows generated during the six months ended June 30, 2020 were used primarily to sustain operations and reduce the Company’s debt balance by $41.0 million.

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

Selling, General, and Administrative Expenses – SG&A expenses consist primarily of compensation costs, occupancy, utilities, maintenance costs, advertising costs, shipping and transportation expenses to move inventory from our distribution centers to our stores, and depreciation and amortization.

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

Results of Operations

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019

	(in thousands)
	2020	% of sales(1)	2019	% of sales
Net sales	$67,730		$88,903
Cost of sales	22,316	32.9%	27,543	31.0%
Gross profit	45,414	67.1%	61,360	69.0%
Selling, general and administrative expenses	47,208	69.7%	60,562	68.1%
(Loss) income from operations	(1,794)	(2.6)%	798	0.9%
Interest expense	(559)	(0.8)%	(943)	(1.1)%
Other income	-	-%	2	0.0%
Loss before income taxes	(2,353)	(3.5)%	(143)	(0.2)%
Benefit (provision) for income taxes	1,593	2.4%	(11)	(0.0)%
Net loss	$(760)	(1.1)%	$(154)	(0.2)%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the second quarter of 2020 decreased $21.2 million, or 23.8%, compared with the second quarter of 2019, primarily due to a $21.8 million decrease in net sales generated by comparable stores. The decrease in sales at comparable stores for the three months ended June 30, 2020 was primarily due to a decrease in traffic following the onset of COVID-19 in the United States. Sales generated by stores not included in the comparable store base increased $0.6 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Gross Profit Gross profit for the second quarter of 2020 decreased $15.9 million, or 26.0%, compared with the second quarter of 2019 primarily due to the decrease in net sales. The gross margin rate was 67.1% and 69.0% for the three months ended June 30, 2020 and 2019, respectively. The decrease in gross margin rate was primarily driven by an increase in cost of products sold and a higher mix of delivery services rendered during the quarter.

Selling, General, and Administrative Expenses SG&A expenses for the second quarter of 2020 decreased $13.4 million, or 22.1%, compared with the second quarter of 2019. The decrease in SG&A expenses was primarily due to a $8.1 million reduction in compensation and benefits due to lower variable compensation costs and headcount reductions made following the onset of COVID-19. Additionally, decreases in advertising expenses totaling $1.7 million and a reduction in replenishment trucks sent from our distribution centers to our stores resulting in a $1.3 million reduction in transportation costs contributed to the lower level of SG&A expenses during the three months ended June 30, 2020. Legal expenses incurred in connection with shareholder litigation during the three months ended June 30, 2020 totaled $0.2 million.

Interest Expense Interest expense was $0.6 million and $0.9 million for the second quarter of 2020 and 2019, respectively. The decrease was due to a lower average debt balance and lower interest rates during the second quarter of 2020.

Provision for Income Taxes Provision for income taxes decreased $1.6 million for the second quarter of 2020 compared with the second quarter of 2019. Our effective tax rate for the three months ended June 30, 2020 and 2019 was 67.7% and (7.7)%, respectively. The tax benefit recognized during the three months ended June 30, 2020 and the change in the effective tax rate is primarily due to the refinement of estimates associated with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which gives the Company the ability to carry back federal net operating losses (“NOLs”) to years with a federal statutory tax rate of 35%.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

	(in thousands)
	2020	% of sales(1)	2019	% of sales
Net sales	$162,009		$175,811
Cost of sales	51,640	31.9%	52,609	29.9%
Gross profit	110,369	68.1%	123,202	70.1%
Selling, general and administrative expenses	109,569	67.6%	119,510	68.0%
Income from operations	800	0.5%	3,692	2.1%
Interest expense	(1,407)	(0.9)%	(1,921)	(1.1)%
Other income	-	-%	17	0.0%
(Loss) income before income taxes	(607)	(0.4)%	1,788	1.0%
Benefit (provision) for income taxes	3,349	2.1%	(622)	(0.4)%
Net income	$2,742	1.7%	$1,166	0.7%

Net Sales Net sales for the six months ended June 30, 2020 decreased $13.8 million, or 7.9%, compared with the six months ended June 30, 2019, primarily due to a $16.0 million decrease in net sales generated by comparable stores. The decrease in sales at comparable stores for the six months ended June 30, 2020 was primarily due to a decrease in traffic during the second quarter of 2020 following the onset of COVID-19 in the United States. Net sales generated by stores not included in the comparable store base increased $2.2 million.

Gross Profit Gross profit for the six months ended June 30, 2020 decreased $12.8 million, or 10.4%, compared with the six months ended June 30, 2019. The gross margin rate was 68.1% and 70.1% for the six months ended June 30, 2020 and 2019, respectively. The decrease in gross margin rate was primarily driven by an increase in cost of products sold and a higher mix of delivery services rendered during the second quarter of 2020.

Selling, General, and Administrative Expenses SG&A expenses for the six months ended June 30, 2020 decreased $9.9 million, or 8.3%, compared with the six months ended June 30, 2019. The decrease in SG&A was primarily due to a $9.7 million reduction in compensation and benefits costs due to lower variable compensation expenses and headcount reductions implemented following the onset of COVID-19. Additionally, decreases in advertising expenses totaling $2.4 million and a reduction in replenishment trucks sent from our distribution centers to our stores resulting in a $1.1 million reduction in transportation costs contributed to the lower level of SG&A expenses during the six months ended June 30, 2020. The SG&A expense reductions were partially offset by a $2.2 million asset impairment charge taken during the first quarter of 2020. Legal expenses incurred in connection with shareholder litigation during the six months ended June 30, 2020 totaled $1.4 million.

Interest Expense Interest expense was $1.4 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively. The decrease was due to a lower average debt balance and lower interest rates during the six months ended June 30, 2020.

Provision for Income Taxes Provision for income taxes decreased $4.0 million for the six months ended June 30, 2020 compared with the six months ended June 30, 2019. Our effective tax rate for the six months ended June 30, 2020 and 2019 was 551.7% and 34.8%, respectively. The tax benefit recognized during the six months ended June 30, 2020 and the change in the effective tax rate was primarily due the enactment of the CARES Act which gives the Company the ability to carry back federal NOLs to years with a federal statutory tax rate of 35%.

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net (loss) income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), and adjusting for interest expense, income taxes, depreciation and amortization, and stock based compensation expense. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We calculate pretax return on capital employed by taking (loss) income from operations divided by capital employed. Capital employed equals total assets less accounts payable, income taxes payable, other accrued liabilities, deferred rent, lease liability and other long-term liabilities. Other companies may calculate both Adjusted EBITDA and pretax return on capital employed differently, limiting the usefulness of these measures for comparative purposes.

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

The reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2020 and 2019 is as follows:

	(in thousands)
	Three Months Ended
	June 30,
	2020	% of sales(1)	2019	% of sales(1)
Net (loss) income	$(760)	(1.1)%	$(154)	(0.2)%
Interest expense	559	0.8%	943	1.1%
Income taxes	(1,593)	(2.4)%	11	0.0%
Depreciation and amortization	7,867	11.6%	8,236	9.3%
Stock based compensation	538	0.8%	770	0.9%
Adjusted EBITDA	$6,611	9.8%	$9,806	11.0%

	(in thousands)
	Six Months Ended
	June 30,
	2020	% of sales	2019	% of sales(1)
Net income	$2,742	1.7%	$1,166	0.7%
Interest expense	1,407	0.9%	1,921	1.1%
Income taxes	(3,349)	(2.1)%	622	0.4%
Depreciation and amortization	16,082	9.9%	16,200	9.2%
Stock based compensation	1,104	0.7%	1,509	0.9%
Adjusted EBITDA	$17,986	11.1%	$21,418	12.2%

(1) Amounts do not foot due to rounding.

The calculation of pretax return on capital employed is as follows:

($ in thousands)	June 30,
	2020(1)	2019(1)
(Loss) income from operations (trailing twelve months)	$(4,249)	$8,277

Total Assets	389,968	360,696
Less: Accounts payable	(16,670)	(26,747)
Less: Income tax payable	(85)	(111)
Less: Other accrued liabilities	(30,136)	(26,599)
Less: Lease liability(2)	(158,018)	(90,722)
Less: Other long-term liabilities	(4,061)	(3,781)
Capital Employed	$180,998	$212,736

Pretax Return on Capital Employed	(2.3)%	3.9%

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

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $7.9 million of cash and cash equivalents at June 30, 2020, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity for purchasing additional merchandise inventory, maintaining our existing stores, and general corporate purposes.

Following the onset of COVID-19, we took immediate steps to curtail operating expenses and conserve cash. Actions taken to reduce expenses included workforce reductions, the suspension of incentive compensation programs, salaried employee wage reductions, and adjustments to the number of replenishment trucks sent from our distribution centers to our stores. These cost savings measures, combined with a lower level of variable selling expenses, resulted in a $13.4 million reduction in SG&A expenses during the second quarter of 2020 when compared to the second quarter of 2019. Actions taken to conserve cash included limiting inventory purchases, cutting anticipated spending on capital projects, and negotiating rent deferrals with our landlords. These actions contributed to the cash generating activities that enabled us to reduce our debt balance by $15.5 million during the second quarter of 2020. While traffic and sales trends improved throughout the second quarter of 2020, the recent escalation of COVID-19 cases across many of the markets we serve could continue to have a negative impact on our business. Accordingly, we are taking a conservative approach to adding headcount, increasing trucking schedules, and taking other actions that would lead to an increase in SG&A expense. We have resumed normal purchasing activities and intend to begin repaying landlords for rent deferrals beginning in the third quarter of 2020. We anticipate repaying the majority of the $4.9 million of rent deferred during the second quarter of 2020 between the third quarter of 2020 and the third quarter of 2021.

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into the Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank. The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on our rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. At June 30, 2020, the base interest rate was 4.25% and the LIBOR-based interest rate was 2.16%. Borrowings outstanding consisted of $22.0 million on the revolving line of credit as of June 30, 2020. We also have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. As of both June 30, 2020 and 2019, the standby letters of credit totaled $1.3 million. There was $76.7 million available for borrowing on the revolving line of credit as of June 30, 2020, which may be used to support our growth and for working capital purposes.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. We were in compliance with the covenants as of June 30, 2020.

As described above, due to the impact of the COVID-19 pandemic and the closure of some of our stores, our financial performance was negatively impacted during the second quarter of 2020 and may continue to be negatively impacted until the pandemic eases. Prior to the outbreak of the COVID-19 pandemic in the United States, we believed that we had the ability to comply with the financial covenants under the Credit Agreement over the next twelve months; however, given the uncertainty surrounding the COVID-19 pandemic, there can be no assurances as to our ability to do so. If the escalation of COVID-19 cases results in a decline in sales and traffic similar to what we experienced during the initial weeks of the second quarter of 2020, it is likely that we will be unable to comply with certain covenants (such as the leverage ratio) in the Credit Agreement. Under the terms of the Credit Agreement, the lenders could call the debt in advance of its maturity in the event of default. If an event of default were to occur, we anticipate we would enter into discussions with the lenders to waive the event of default. Failure to obtain such a waiver or refinance the debt if such an event were to occur would have a material adverse effect on our liquidity, financial condition and results of operations.

Capital Expenditures

Capital expenditures were $0.9 million and $17.8 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in capital expenditures was driven by our plan to limit capital spending and focus on reducing debt during the six months ended June 30, 2020.

Cash flows

The following table summarizes our cash flow data for the six months ended June 30, 2020 and 2019.

	(in thousands)
	Six Months Ended
	June 30,
	2020	2019
Net cash provided by operating activities	$40,988	$21,959
Net cash used in investing activities	(929)	(17,213)
Net cash used in financing activities	(41,217)	(5,905)

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2020 was $41.0 million compared with $22.0 million during the six months ended June 30, 2019. The increase is primarily attributable to actions taken to reduce inventory levels during the six months ended June 30, 2020.

Investing activities

Net cash used in investing activities totaled $0.9 million for the six months ended June 30, 2020 compared with $17.2 million for the six months ended June 30, 2019. The decrease in capital expenditures was driven by our plan to limit capital spending and focus on reducing debt during the six months ending June 30, 2020.

Financing activities

Net cash used in financing activities was $41.2 million for the six months ended June 30, 2020 compared with $5.9 million for the six months ended June 30, 2019. Net cash used in financing activities during the six months ended June 30, 2020 was applied toward reducing our long-term debt by $41.0 million during the six months ending June 30, 2020.

Cash and cash equivalents totaled $7.9 million at June 30, 2020 compared with $9.1 million at December 31, 2019. Working capital was $34.2 million at June 30, 2020 compared with $52.3 million at December 31, 2019. The decrease in working capital was primarily due to a decrease in inventory.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Arrangements

As of June 30, 2020, there were no material changes to our contractual obligations outside the ordinary course of business.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued a final standard on accounting for credit losses. The new standard was initially effective for us in 2020, and requires a change in credit loss calculations using the expected loss method. In November 2019, the FASB issued Accounting Standards Update 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which, among other things, defers the effective date of Accounting Standards Update 2016-13, the standard on accounting for credit losses, for public filers that are considered smaller reporting companies as defined by the Securities and Exchange Commission (the “SEC”) to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. We are evaluating the effect of this standard on our consolidated financial statements and related disclosures.

In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance is effective as of beginning of the reporting period when the election is made through December 31, 2022. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With the exception of the impacts of COVID-19, which are discussed elsewhere in this document, there have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 13, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020 and have concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to material weaknesses in our internal control over financial reporting as described below.

On January 1, 2019, we implemented an ERP system on a company-wide basis. As previously disclosed, during the year ended December 31, 2019, we identified two material weaknesses in internal control over financial reporting that arose from the new ERP system implementation. The two material weaknesses are:

•The ineffective design and implementation of effective controls with respect to the ERP system conversion. Specifically, we did not exercise sufficient corporate governance and oversight, design effective controls over the ERP implementation to ensure appropriate data conversion and data integrity, or provide sufficient end-user training to our employees to ensure that our employees could effectively operate the system and carry out their responsibilities.

•The ineffective design and implementation of IT general controls (ITGCs) for the ERP system that are relevant to the preparation of our financial statements. Specifically, we did not (i) maintain adequate control over user access to the ERP system to ensure appropriate segregation of duties and to restrict access to financial applications and data; and (ii) maintain adequate documentation practices surrounding management and control of IT changes affecting financial IT applications. Our business process controls (automated and manual) are dependent on the affected ITGCs and, therefore, are also deemed ineffective because they are adversely impacted by ineffective ITGCs.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, we are a nominal defendant and certain current and former directors are individual defendants in litigation brought by K-Bar Holdings LLC and Wynnefield Capital, Inc. (“Plaintiffs”), in the Delaware Court of Chancery (the “Action”), in November 2019. Plaintiffs pleaded the Action as a derivative claim on behalf of us and also on behalf of a putative class of certain holders of our common stock as of October 18, 2019 (the “Putative Class”). Plaintiffs alleged breaches of fiduciary duty in connection with, among other things, our decision to delist from Nasdaq and deregister our common stock under the Exchange Act. As previously disclosed, on June 30, 2020, we, the individual defendants, and Plaintiffs reached an agreement to settle all claims in the Action (the “Settlement Agreement”), which will be documented in a Stipulation of Settlement. Among other terms, the Settlement Agreement provides for a settlement fund of $12.0 million, which will be funded by our insurers, and which will be distributed to members of the Putative Class pursuant to an allocation and claims distribution process to be proposed by the Plaintiffs and approved by the Court. We also expect the Plaintiffs’ counsel to apply to the Court for a $2.5 million to $3.0 million award of attorney’s fees in connection with the settlement of the derivative claims. Our insurers have agreed to cover this anticipated fee award to the Plaintiffs’ attorneys. We recorded a $14.5 million other current liability and a $14.5 million other current asset in the Consolidated Balance Sheet as of June 30, 2020 to reflect our obligation to the Putative Class, the low end of the potential range of the attorney fee award and the corresponding receivable from the insurance companies. The Settlement Agreement is subject to both preliminary and final approval by the Court. If approved, the Settlement Agreement will resolve the Action. The description of the Settlement Agreement contained herein is not complete and is qualified in its entirety by reference to the full text of the Stipulation of Settlement, which will be made available once it is finalized and executed. Additional information regarding the Settlement Agreement also will be disclosed in upcoming public filings in the Court of Chancery, including a disclosure statement approved by the Court.

We are also, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on the results of operations, financial position, or cash flows.

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

The COVID-19 pandemic has negatively impacted, and we anticipate will continue to adversely affect, our business, financial condition, results of operations and cash flows, and our ability to maintain compliance with our current, or obtain new, lending facilities.

The novel strain of coronavirus, COVID-19, was first identified in China in late 2019. It has since spread globally and was declared a pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has materially adversely affected our business, and we anticipate it will continue to negatively impact us at least throughout the duration of the pandemic. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, the full extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to comply with the financial covenants under our Credit Agreement, remains uncertain. The United States has entered a recession as a result of the COVID-19 pandemic, which may prolong and exacerbate the negative impact on us.

In response to COVID-19, governmental authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter in place orders and recommendations to practice social distancing. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once, and there is considerable uncertainty regarding the duration of such measures and any potential future measures, especially as cases continue to increase in certain regions in the United States. Such measures have impacted, and may continue to affect, our workforce, operations, suppliers and customers. For instance, several of our stores were required to limit their hours or close entirely, and our store traffic and sales decreased by approximately 50% during the initial weeks following the end of the first quarter of 2020 when compared to the same period in 2019. We reduced the size of our workforce following the onset of COVID-19 and may need to take additional actions to further reduce the size of our workforce in the future; such reductions incur costs, and we can provide no assurance that we will be able to rehire our workforce in the event our business experiences a subsequent recovery. Furthermore, while we have implemented work from home policies for a portion of our workforce, our store-based workforce comes into close contact with our customers as part of their day-to-day responsibilities, which increases the likelihood that they could contract COVID-19, which could potentially adversely affect our ability to adequately staff our stores and require us to incur additional costs to sanitize the impacted location. In addition, employees working remotely may not have the resources available to enable them to maintain the same level of productivity and efficiency, and increased reliance on remote access to our information systems increases our exposure to potential cybersecurity threats.

We have taken additional steps to curtail our operating expenses and conserve cash, including suspending incentive compensation programs and reducing salaried employee compensation; limiting inventory purchases; cutting anticipated spending on capital projects; and negotiating rent deferrals with our landlords during the second quarter of 2020. We may elect or need to take additional remedial measures in the future as the information available to us continues to develop, including with respect to our workforce, relationships with our third-party vendors, and our customers. There is no certainty that the remedial measures we have implemented to date, or any additional remedial steps we may take in the future, will be sufficient to mitigate the risks posed by COVID-19. Further, such measures could potentially materially adversely affect our business, financial condition and results of operations and create additional risks for us.

In addition, our liquidity position is dependent upon our ability to borrow under our Credit Agreement. We anticipate that the impact of the COVID-19 pandemic on our financial performance could cause us to breach certain covenants (such as the leverage ratio) during the next twelve months, which would result in an event of default and, among other things, permit the lenders to call the debt in advance of its maturity. If an event of default were to occur, we anticipate we would enter into discussions with the lenders to waive the event of default. Failure to obtain such a waiver or refinance our debt if such an event were to occur would have a material adverse effect on our liquidity, financial condition and results of operations.

The ultimate magnitude of COVID-19, including the full extent of the material negative impact on our financial and operational results, will depend on future developments, including the duration of the pandemic, including whether there is a “second wave,” and the related length of its impact on the global economy, which remain uncertain and cannot be predicted at this time. The resumption of our normal business operations may be delayed or constrained by lingering effects of COVID-19 on our customers, suppliers and/or third-party service providers. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not currently ascertainable. Due to the daily evolution of the COVID-19 pandemic and the responses to curb its spread, we cannot predict the full impact of the COVID-19 pandemic on our business and results of operations, but our business, financial condition, results of operations and cash flows have already been materially adversely impacted, and we anticipate they will continue to be adversely affected by the COVID-19 pandemic and its negative effects on global economic conditions. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its national and, to some extent, global economic impact, including any recession that has occurred or may occur in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
April 1, 2020 - April 30, 2020	37,922	(1)	$0.16	-	-
May 1, 2020 - May 31, 2020	17,391	(2)	0.47	-	-
June 1, 2020 - June 30, 2020	-		-	-	-
	55,313		$0.25	-	-

(1)A total of 5,079 shares were withheld by the Company to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan. The Company did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. An additional 32,843 shares were repurchased by the Company pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Award Plan. The Company paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(2)A total of 7,735 shares were withheld by the Company to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan. The Company did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. An additional 9,656 shares were repurchased by the Company pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Award Plan. The Company paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

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
101**

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management compensatory plan or arrangement.

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: August 6, 2020	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: August 6, 2020	By:	/s/ NANCY DIMATTIA
Nancy DiMattia
Chief Financial Officer