Form 10-Q
period 2020-09-30
TILE SHOP HOLDINGS, INC.
filed 2020-11-09
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, there were 51,714,484 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$8,961	$9,104
Restricted cash	735	815
Receivables, net	3,300	3,370
Inventories	72,954	97,620
Income tax receivable	7,691	3,090
Other current assets, net	25,396	8,180
Total Current Assets	119,037	122,179
Property, plant and equipment, net	105,778	130,461
Right of use asset	133,256	137,737
Deferred tax assets	6,455	7,196
Other assets	1,480	2,241
Total Assets	$366,006	$399,814

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,596	$18,181
Income tax payable	112	87
Current portion of lease liability	28,239	26,993
Other accrued liabilities	49,269	24,589
Total Current Liabilities	93,216	69,850
Long-term debt	7,000	63,000
Long-term lease liability, net	124,678	131,451
Financing lease obligation, net	-	274
Other long-term liabilities	3,981	4,340
Total Liabilities	228,875	268,915

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,693,455 and 50,806,674 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	158,037	156,482
Accumulated deficit	(20,862)	(25,518)
Accumulated other comprehensive loss	(49)	(70)
Total Stockholders' Equity	137,131	130,899
Total Liabilities and Stockholders' Equity	$366,006	$399,814

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$81,492	$85,944	$243,501	$261,755
Cost of sales	26,188	26,775	77,828	79,384
Gross profit	55,304	59,169	165,673	182,371
Selling, general and administrative expenses	52,403	59,804	161,972	179,314
Income (loss) from operations	2,901	(635)	3,701	3,057
Interest expense	(239)	(1,027)	(1,646)	(2,948)
Other income	-	5	-	22
Income (loss) before income taxes	2,662	(1,657)	2,055	131
(Provision) benefit for income taxes	(748)	274	2,601	(348)
Net income (loss)	$1,914	$(1,383)	$4,656	$(217)

Income (loss) per common share:
Basic	$0.04	$(0.03)	$0.09	$(0.00)
Diluted	$0.04	$(0.03)	$0.09	$(0.00)

Weighted average shares outstanding:
Basic	50,009,000	49,769,739	49,926,083	50,901,289
Diluted	50,687,558	49,769,739	50,321,146	50,901,289

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$1,914	$(1,383)	$4,656	$(217)
Currency translation adjustment	35	(37)	21	(35)
Other comprehensive income (loss)	35	(37)	21	(35)
Comprehensive income (loss)	$1,949	$(1,420)	$4,677	$(252)

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except share and per share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2019	50,615,489	$5	$157,961	$(19,889)	$(54)	$138,023
Issuance of restricted shares	309,305	-	-	-	-	-
Cancellation of restricted shares	(112,740)	-	-	-	-	-
Stock based compensation	-	-	660	-	-	660
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(90)	-	-	(90)
Dividends paid ($0.05 per share)	-	-	(2,494)	-	-	(2,494)
Foreign currency translation adjustments	-	-	-	-	(37)	(37)
Net loss	-	-	-	(1,383)	-	(1,383)
Balance at September 30, 2019	50,812,054	$5	$156,037	$(21,272)	$(91)	$134,679

Balance at June 30, 2020	51,370,167	$5	$157,493	$(22,776)	$(84)	$134,638
Issuance of restricted shares	359,233	-	-	-	-	-
Cancellation of restricted shares	(35,945)	-	-	-	-	-
Stock based compensation	-	-	567	-	-	567
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(23)	-	-	(23)
Foreign currency translation adjustments	-	-	-	-	35	35
Net income	-	-	-	1,914	-	1,914
Balance at September 30, 2020	51,693,455	$5	$158,037	$(20,862)	$(49)	$137,131

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except share and per share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2018	52,707,879	$5	$172,255	$(25,857)	$(56)	$146,347
Adoption of lease standard	-	-	-	4,802	-	4,802
Balance at January 1, 2019	52,707,879	$5	$172,255	$(21,055)	$(56)	$151,149
Issuance of restricted shares	666,753	-	-	-	-	-
Cancellation of restricted shares	(255,555)	-	-	-	-	-
Repurchase of common stock	(2,307,023)	-	(10,455)	-	-	(10,455)
Stock based compensation	-	-	2,169	-	-	2,169
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(226)	-	-	(226)
Dividends paid ($0.15 per share)	-	-	(7,706)	-	-	(7,706)
Foreign currency translation adjustments	-	-	-	-	(35)	(35)
Net loss	-	-	-	(217)	-	(217)
Balance at September 30, 2019	50,812,054	$5	$156,037	$(21,272)	$(91)	$134,679

Balance at December 31, 2019	50,806,674	$5	$156,482	$(25,518)	$(70)	$130,899
Issuance of restricted shares	1,057,336	-	-	-	-	-
Cancellation of restricted shares	(170,555)	-	-	-	-	-
Stock based compensation	-	-	1,671	-	-	1,671
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(116)	-	-	(116)
Foreign currency translation adjustments	-	-	-	-	21	21
Net income	-	-	-	4,656	-	4,656
Balance at September 30, 2020	51,693,455	$5	$158,037	$(20,862)	$(49)	$137,131

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$4,656	$(217)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,738	24,508
Amortization of debt issuance costs	398	446
Loss on disposals of property, plant and equipment	-	90
Impairment charges	2,155	-
Non-cash lease expense	17,895	17,178
Stock based compensation	1,671	2,169
Deferred income taxes	741	190
Changes in operating assets and liabilities:
Receivables	70	(1,527)
Inventories	24,666	10,015
Prepaid expenses and other assets	(1,953)	47
Accounts payable	(2,677)	(3,307)
Income tax receivable / payable	(4,576)	(362)
Accrued expenses and other liabilities	(9,437)	(15,618)
Net cash provided by operating activities	57,347	33,612
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,315)	(22,839)
Proceeds from insurance	-	610
Net cash used in investing activities	(1,315)	(22,229)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	(120,262)	(43,153)
Advances on line of credit	64,100	53,000
Dividends paid	-	(7,706)
Repurchases of common stock	-	(10,455)
Employee taxes paid for shares withheld	(116)	(226)
Net cash used in financing activities	(56,278)	(8,540)
Effect of exchange rate changes on cash	23	(29)
Net change in cash, cash equivalents and restricted cash	(223)	2,814
Cash, cash equivalents and restricted cash beginning of period	9,919	6,382
Cash, cash equivalents and restricted cash end of period	$9,696	$9,196

Cash and cash equivalents	$8,961	$8,371
Restricted cash	735	825
Cash, cash equivalents and restricted cash end of period	$9,696	$9,196

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$8	$1,320
Cash paid for interest	1,797	2,853
Cash paid for income taxes, net	1,208	471

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company” or “we”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of September 30, 2020, the Company had 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company has a sourcing operation located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K.

Reclassification

Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the current year’s presentations.  Specifically, the Company elected to change the way it presents cash flows from operating leases in its Statement of Cash Flows.  In prior periods, the Company had presented the net change in the right of use asset and lease liabilities as a change in leases within the operating section of the Statement of Cash Flows.  During the third quarter of 2020, the Company determined it would be more appropriate to disaggregate this activity.  The amortization of right of use assets is now presented as a non-cash lease expense within the operating section of the Statement of Cash Flows.  Lease payments, net of the accretion of lease liabilities, are now presented as a change in accrued expenses and other liabilities within the operating section of the Statement of Cash Flows.  The impact of this change on the Statement of Cash Flows presented as of September 30, 2019 follows:

(in thousands)	Previously Reported	Adjustments	As Revised
Change in leases	$(1,267)	$1,267	$-
Non-cash lease expense	-	17,178	17,178
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	2,827	(18,445)	(15,618)
Net cash provided by operating activities	33,612	-	33,612

The impact of this change in classification has no impact on the Company’s pretax earnings, earnings per share, net cash provided by operating activities, or balance sheets in any period.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

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

In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance is effective as of beginning of the reporting period when the election is made through December 31, 2022. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Note 2: Impact of the COVID-19 Pandemic

The COVID-19 pandemic has impacted, and is likely to continue impacting, the Company’s operations. As previously announced, the Company took steps to reduce selling, general and administrative (“SG&A”) expenses by eliminating a portion of its workforce, curtailing advertising spending, reducing the number of replenishment trucks sent from the Company’s distribution centers to its stores and limiting other SG&A spending when possible. As traffic and sales started to recover toward the end of the second quarter of 2020, the Company took a cautious approach to investing in activities that would increase its SG&A expenses. While many retailers elected to expand their hours as state and local restrictions started to ease, the Company maintained a reduced hours schedule throughout the third quarter of 2020. The decision to limit the number of hours that the Company’s stores were open had an adverse impact on traffic and sales, which contributed to a 6.5% decrease in sales at comparable stores; however, the SG&A savings realized contributed to a $3.5 million improvement in operating income during the third quarter of 2020 when compared to the third quarter of 2019.

During the third quarter of 2020, the Company continued to follow a practice to close its stores, quarantine affected staff and complete a rigorous cleaning process before reopening the store when a health risk was identified. This process can take 2-3 days to complete and has had an adverse impact on the Company’s sales. The Company is committed to continuing this practice to help protect the health of its employees and customers.

The Company experienced an elevated level of product outages during the third quarter due to vendor production delays. In many instances, vendor plants were forced to close or operate at a reduced capacity pursuant to a government mandate following the onset of COVID-19. While most vendors have been able to resume normal operations, many continue to work through large backlogs. The Company is actively partnering with its vendors to secure delivery of backordered product.

The CARES Act contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As of September 30, 2020, the Company has deferred $1.6 million in social security tax payments, of which 50% are required to be remitted by December 2021 and the remaining 50% by December 2022. The deferred amounts are recorded as a liability within other accrued liabilities in the Company’s consolidated balance sheets.

While the Company is cautiously optimistic with the current business trend, the recent escalation of COVID-19 cases across many of the markets that the Company serves could have a negative impact on the Company. Specifically, the Company could be adversely impacted by limitations on the Company’s employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring the Company’s stores to close or employees to remain at home; limitation of carriers to deliver the Company’s product to customers; product shortages; limitations on the ability of the Company’s customers to conduct their business and purchase the Company’s products and services; and limitations on the ability of the Company’s customers to pay the Company in a timely manner. These events could have a material, adverse effect on the Company’s results of operations, cash flows and liquidity. In addition, even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of the economic impact of the pandemic, including the current recession and any recession that may occur in the future.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 3: Revenues

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenues.

The following table presents revenues disaggregated by product category:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Man-made tiles	46%	47%	46%	47%
Natural stone tiles	29	28	29	28
Setting and maintenance materials	14	13	14	13
Accessories	9	10	9	11
Delivery service	2	2	2	1
Total	100%	100%	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. Customer deposits are presented as an other accrued liability in the Consolidated Balance Sheet. The customer deposit balance was $12.0 million and $7.7 million as of September 30, 2020 and December 31, 2019, respectively. Revenues recognized during the nine months ended September 30, 2020 that were included in the customer deposit balance as of the beginning of the year were $7.6 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $3.3 million and $3.4 million at September 30, 2020 and December 31, 2019, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current (accrued) liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019 are as follows:

	(in thousands)
	September 30,	December 31,
	2020	2019
Other current (accrued) liabilities	$5,760	$5,434
Other current assets	1,790	1,659
Sales returns reserve, net	$3,970	$3,775

Note 4: Inventories

Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of September 30, 2020 and December 31, 2019:

	(in thousands)
	September 30,	December 31,
	2020	2019
Finished goods	$71,172	$95,435
Raw materials	1,782	2,185
Total	$72,954	$97,620

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $1.3 million and $0.2 million as of September 30, 2020 and December 31, 2019, respectively.

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

The Company's effective tax rate for the three months ended September 30, 2020 and 2019 was 28.1% and 16.5%, respectively. The Company's effective tax rate for the nine months ended September 30, 2020 and 2019 was (126.6)% and 265.7%, respectively. The difference between the Company’s effective rate of (126.6)% and the expected federal statutory rate of 21.0% for the nine months ended September 30, 2020 was primarily due to finalization of the impacts of the CARES Act, which gives the Company the ability to carry back federal NOLs to years with a federal statutory tax rate of 35%. For the three months ended September 30, 2020 and 2019, the Company recorded a provision (benefit) for income taxes of $0.7 million and $(0.3) million, respectively. The increase in the provision for income taxes for the three months ended September 30, 2020 was due to an increase in pretax income. For the nine months ended September 30, 2020 and 2019, the Company recorded a (benefit) provision for income taxes of $(2.6) million and $0.3 million, respectively. The decrease in the provision for income taxes for the nine months ended September 30, 2020 is due to the benefit generated from the NOL carryback tax rate differential.

The Company records interest and penalties relating to uncertain tax positions in income tax expense when applicable. As of September 30, 2020, and 2019, the Company has not recognized any liabilities for uncertain tax positions, nor have interest and penalties related to uncertain tax positions been accrued.

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

Basic and diluted earnings (loss) per share were calculated as follows:

	(all amounts in thousands except share and per share data)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$1,914	$(1,383)	$4,656	$(217)
Weighted average shares outstanding - basic	50,009,000	49,769,739	49,926,083	50,901,289
Effect of dilutive securities attributable to stock based awards	678,558	-	395,063	-
Weighted average shares outstanding - diluted	50,687,558	49,769,739	50,321,146	50,901,289
Income (loss) per common share:
Basic	$0.04	$(0.03)	$0.09	$(0.00)
Diluted	$0.04	$(0.03)	$0.09	$(0.00)
Anti-dilutive securities excluded from earnings per share calculation	1,640,389	5,047,633	1,733,475	2,614,058

Note 7: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	September 30,	December 31,
	2020	2019
Legal settlement accrual	$14,700	$-
Customer deposits	12,006	7,727
Sales returns reserve	5,760	5,434
Accrued wages and salaries	5,323	4,064
Payroll and sales taxes	5,406	2,764
Other current liabilities	6,074	4,600
Total other accrued liabilities	$49,269	$24,589

Note 8: Long-term Debt

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on the Company’s rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on the Company’s rent adjusted leverage ratio. At September 30, 2020, the base interest rate was 4.25% and the LIBOR-based interest rate was 2.15%. Borrowings outstanding consisted of $7.0 million on the revolving line of credit as of September 30, 2020. In addition, the Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. Standby letters of credit totaled $1.9 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively. There was $91.1 million available for borrowing on the revolving line of credit as of September 30, 2020, which may be used to support the Company’s growth and for working capital purposes.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. The Company was in compliance with the covenants as of September 30, 2020.

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

In accordance with the FASB’s April 2020 Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for the concessions verbally agreed to by landlords that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements, and the Company has elected to not re-measure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief. During the three and nine months ended September 30, 2020, the Company recognized $0.1 million of negative lease expense related to rent abatement concessions. For qualifying deferrals of rental payments, the Company has recognized a non-interest bearing payable classified as a Current portion of lease liability in the Consolidated Balance Sheet in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement. The deferred rent payment balance will be reduced in future periods as amounts due are repaid. The deferred rent balance outstanding as of September 30, 2020 was $3.3 million. The majority of the remaining repayments are expected to occur between the fourth quarter of 2020 and the third quarter of 2021.

Leases (in thousands)	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Right of use asset	$133,256	$137,737
Financing lease assets	Property, plant and equipment, net of accumulated depreciation	-	113
Total leased assets		$133,256	$137,850

Liabilities
Current
Operating	Current portion of lease liability	$28,239	$26,993
Financing	Other accrued liabilities	-	162
Noncurrent
Operating	Long-term lease liability, net	124,678	131,451
Financing	Financing lease obligation, net	-	274
Total lease liabilities		$152,917	$158,880

		Three Months Ended
Lease cost (in thousands)	Classification	September 30, 2020	September 30, 2019
Operating lease cost	SG&A expenses	$8,285	$8,258
Financing lease cost
Amortization of leased assets	SG&A expenses	12	13
Interest on lease liabilities	Interest expense	13	19
Variable lease cost(1)	SG&A expenses	3,494	3,470
Short term lease cost	SG&A expenses	145	197
Net lease cost		$11,949	$11,957

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

		Nine Months Ended
Lease cost (in thousands)	Classification	September 30, 2020	September 30, 2019
Operating lease cost	SG&A expenses	$24,758	$24,268
Financing lease cost
Amortization of leased assets	SG&A expenses	37	37
Interest on lease liabilities	Interest expense	43	59
Variable lease cost(1)	SG&A expenses	10,399	10,177
Short term lease cost	SG&A expenses	531	679
Net lease cost		$35,768	$35,220

(1)Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Nine Months Ended
Other Information (in thousands)	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(26,808)	$(26,109)
Operating cash flows from financing leases	$43	$50
Financing cash flows from financing leases	$(162)	$(153)
Lease right-of-use assets obtained or modified in exchange for lease obligations	$14,010	$5,993

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

As previously disclosed, the Company was a nominal defendant and certain current and former directors were individual defendants in litigation brought by K-Bar Holdings LLC and Wynnefield Capital, Inc. (“Plaintiffs”), in the Delaware Court of Chancery (the “Action”), in November 2019. Plaintiffs pleaded the Action as a derivative claim on behalf of the Company and also on behalf of a putative class of certain holders of the Company’s common stock as of October 18, 2019 (the “Putative Class”). Plaintiffs alleged breaches of fiduciary duty in connection with, among other things, the Company’s decision to delist from Nasdaq and deregister its common stock under the Securities Exchange Act of 1934, as amended. As previously disclosed, on June 30, 2020, the Company, the individual defendants, and Plaintiffs reached an agreement to settle all claims in the Action, which was documented in a Stipulation of Settlement dated August 7, 2020 (the “Stipulation of Settlement”). Among other terms, the Stipulation of Settlement provides for a settlement fund of $12.0 million, which was funded by the Company’s insurers, and which will be distributed to members of the Putative Class pursuant to an allocation and claims distribution process proposed by the Plaintiffs and approved by the Court. The Stipulation of Settlement was approved by the Court on October 12, 2020. The Court also granted the Plaintiffs’ counsel a $2.7 million award of attorney’s fees in connection with the settlement of the derivative claims. The Company’s insurers have agreed to cover the fee award to the Plaintiffs’ attorneys. The Company recorded a $14.7 million other current liability and a $14.7 million other current asset in the Consolidated Balance Sheet as of September 30, 2020 to reflect the Company’s obligation to the Putative Class, the attorney fee award and the corresponding receivable from the insurance companies.

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

The following table sets forth by Level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2020 and December 31, 2019 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

		Fair Value at
	Pricing Category	September 30, 2020	December 31, 2019
Assets	(in thousands)
Cash and cash equivalents	Level 1	$8,961	$9,104
Restricted cash	Level 1	735	815

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the nine months ended September 30, 2020, the Company recognized a $2.2 million charge in selling, general and administrative expenses to write-down property, plant, and equipment and right of use assets to their estimated fair values. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return, and market rental rates for comparable properties. Projected cash flows are considered Level 3 inputs. Market rental rates for comparable properties are considered Level 2 inputs. No impairment charges were recorded during the three or nine months ended September 30, 2019 or the three months ended September 30, 2020.

The carrying value of the Company’s borrowings under its Credit Agreement approximate fair value based upon Level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 12: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three and nine months ended September 30, 2020 and 2019 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. Total stock based compensation expense related to stock options was $0.3 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of September 30, 2020, the Company had outstanding stock options to purchase 1,144,997 shares of common stock at a weighted average exercise price of $11.08.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.5 million for both the three months ended September 30, 2020 and 2019. Total stock based compensation expense related to restricted stock was $1.3 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of September 30, 2020, the Company had 1,667,672 outstanding restricted common shares.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

result in projected tax benefits not being realized and, therefore, could require the Company to indemnify U.S. Bank for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company has determined that the financing arrangement with the Investment Fund and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions of $3.2 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.3 million of syndication fees in connection with this transaction, which were classified as other current assets and other non-current assets in the consolidated balance sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of September 30, 2020, the balance of the contribution liability was $1.5 million, of which $0.5 million was classified as other accrued liabilities on the Consolidated Balance Sheet and $1.0 million was classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of September 30, 2020, the balance in the Investment Fund available for reimbursement to the Company was $0.7 million.

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

The Company determined that this financing arrangement contained a VIE. The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the investors’ lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of The Tile Shop Investment Fund LLC. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors’ contributions, of $5.6 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.2 million of syndication fees in connection with this transaction which were classified as other current assets and other non-current assets in the consolidated balance sheet. The Company recognized the benefit of this net $4.4 million contribution over the seven-year compliance period as it was earned through the on-going compliance with the conditions of the NMTC program.

In July 2020, the investors exercised the put option to purchase the investors’ interest in the Investment Fund at the end of the tax credit recapture period. This transaction did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 14: Related Party Transactions

On July 9, 2018, Fumitake Nishi, a former Company employee and the brother-in-law of Robert A. Rucker, our former Interim Chief Executive Officer and President, and former member of the Company’s Board of Directors, from which he resigned on February 12, 2020, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”). Nanyang supplies the Company with natural stone products including hand-crafted mosaics, listellos and other accessories. During the twelve months ended December 31, 2019, the Company purchased $5.1 million of products from Nanyang. During the three and nine months ended September 30, 2020, the Company purchased $2.1 million and $5.0 million of products from Nanyang, respectively. Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy. Certain of those violations involved his undisclosed ownership of Nanyang at that time.

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

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of September 30, 2020, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has impacted, and is likely to continue impacting, our operations. As previously announced, we took steps to reduce selling, general and administrative (“SG&A”) expenses by eliminating a portion of our workforce, curtailing advertising spending, reducing the number of replenishment trucks sent from our distribution centers to our stores and limiting other SG&A spending when possible. As traffic and sales started to recover toward the end of the second quarter of 2020, we took a cautious approach to investing in activities that would increase our SG&A expenses. While many retailers elected to expand their store hours as state and local restrictions started to ease, we maintained a reduced hours schedule throughout the third quarter of 2020. The decision to limit the number of hours that our stores were open had an adverse impact on traffic and sales, which contributed to a 6.5% decrease in sales at comparable stores; however, the SG&A savings realized contributed to a $3.5 million improvement in operating income during the third quarter of 2020 when compared to the third quarter of 2019.

During the third quarter of 2020, we continued to follow a practice to close our stores, quarantine affected staff and complete a rigorous cleaning process before reopening the store when a health risk was identified. This process can take 2-3 days to complete and has had an adverse impact on our sales. We are committed to continuing this practice to help protect the health of our employees and customers.

We experienced an elevated level of product outages during the third quarter due to vendor production delays. In many instances, vendor plants were forced to close or operate at a reduced capacity pursuant to a government mandate following the onset of COVID-19. While most vendors have been able to resume normal operations, many continue to work through large backlogs. We are actively partnering with our vendors to secure delivery of backordered product.

While we are cautiously optimistic with the current business trend, the recent escalation of COVID-19 cases across many of the markets that we serve could have a negative impact on us. Specifically, we could be adversely impacted by limitations on our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring our stores to close or employees to remain at home; limitation of carriers to deliver our products to customers; product shortages; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us in a timely manner. These events could have a material, adverse effect on our results of operations, cash flows and liquidity. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the economic impact of the pandemic, including the current recession and any recession that may occur in the future.

September 2020 Quarter Financial Overview

For the three months ended September 30, 2020 and 2019, we reported net sales of $81.5 million and $85.9 million, respectively. The decrease in sales for the three months ended September 30, 2020 was due to a decrease in traffic that was partially attributable to a reduction in store hours during the third quarter of 2020 when compared to the third quarter of 2019. Additionally, elevated levels of in-stock outages also contributed to the lower level of sales during the third quarter of 2020.

For the nine months ended September 30, 2020 and 2019, we reported net sales of $243.5 million and $261.8 million, respectively. The decrease in sales for the nine months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to a decrease in traffic following the onset of COVID-19 and our response to the pandemic which included the reduction of store hours.

The table below sets forth information about our comparable store sales growth (decline) for the three and nine months ended September 30, 2020 and 2019.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Comparable store sales decline	(6.5)%	(3.5)%	(8.3)%	(4.0)%

For the three months ended September 30, 2020 and 2019, we reported gross profit of $55.3 million and $59.2 million, respectively. The gross margin rate was 67.9% and 68.8% for the three months ended September 30, 2020 and 2019, respectively. The decrease in gross margin rate was primarily driven by a higher mix of freight delivery services rendered to our customers during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. An increase in inventory write-downs incurred in connection with routine product transitions also contributed to the lower level of gross margin during the three months ended September 30, 2020.

For the three months ended September 30, 2020 and 2019, we reported income from operations of $2.9 million and a loss from operations of $0.6 million, respectively. The increase in income from operations was primarily driven by a $7.4 million reduction in SG&A expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in SG&A expenses was partially attributable to our decision to decrease our hours of operations following the onset of COVID-19. Lower staffing costs resulting from this decision resulted in a $3.1 million reduction in compensation and benefits expenses during the three months ended September 30, 2020 when compared to the three months ended September 30, 2019. Additionally, decreases in advertising expenses totaling $1.8 million and a $1.1 million reduction in consulting, audit, legal and IT fees contributed to the lower level of SG&A expenses during the three months ended September 30, 2020.

Net cash provided by operating activities was $57.3 million and $33.6 million for the nine months ended September 30, 2020 and 2019, respectively. The operating cash flows generated during the nine months ended September 30, 2020 were used primarily to sustain operations and reduce the Company’s debt balance by $56.0 million.

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

Pre-opening Costs – Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, compensation costs and promotional costs. We expense pre-opening costs as incurred and include these costs in SG&A expenses.

Income Taxes – We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business.

Results of Operations

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

	(in thousands)
	2020	% of sales(1)	2019	% of sales(1)
Net sales	$81,492		$85,944
Cost of sales	26,188	32.1%	26,775	31.2%
Gross profit	55,304	67.9%	59,169	68.8%
Selling, general and administrative expenses	52,403	64.3%	59,804	69.6%
Income (loss) from operations	2,901	3.6%	(635)	(0.7)%
Interest expense	(239)	(0.3)%	(1,027)	(1.2)%
Other income	-	-%	5	0.0%
Income (loss) before income taxes	2,662	3.3%	(1,657)	(1.9)%
Benefit (provision) for income taxes	(748)	(0.9)%	274	0.3%
Net income (loss)	$1,914	2.3%	$(1,383)	(1.6)%

(1) Amounts may not foot due to rounding.

Net Sales Net sales for the third quarter of 2020 decreased $4.5 million, or 5.2%, compared with the third quarter of 2019, primarily due to a $5.5 million decrease in net sales generated by comparable stores. The decrease in sales at comparable stores for the three months ended September 30, 2020 was primarily due to a decrease in traffic that was partially attributable to a reduction in store hours during the third quarter of 2020 when compared to the third quarter of 2019. Additionally, elevated levels of in-stock outages also contributed to the lower level of sales during the third quarter of 2020. Sales generated by stores not included in the comparable store base increased $1.0 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Gross Profit Gross profit for the third quarter of 2020 decreased $3.9 million, or 6.5%, compared with the third quarter of 2019 primarily due to the decrease in net sales. The gross margin rate was 67.9% and 68.8% for the three months ended September 30, 2020 and 2019, respectively. The decrease in gross margin rate was primarily driven by a higher mix of freight delivery services rendered to our customers during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. An increase in inventory write-downs incurred in connection with routine product transitions also contributed to the lower level of gross margin during the three months ended September 30, 2020.

Selling, General, and Administrative Expenses SG&A expenses for the third quarter of 2020 decreased $7.4 million, or 12.4%, compared with the third quarter of 2019. The decrease in SG&A expenses was partially attributable to our decision to decrease our hours of operations following the onset of COVID-19. Lower staffing costs resulting from this decision resulted in a $3.1 million reduction in compensation and benefits expenses during the three months ended September 30, 2020 when compared to the three months ended September 30, 2019. Additionally, decreases in advertising expenses totaling $1.8 million and a $1.1 million reduction in consulting, audit, legal and IT fees contributed to the lower level of SG&A expenses during the three months ended September 30, 2020. Legal expenses incurred in connection with shareholder litigation during the three months ended September 30, 2020 totaled $0.6 million.

Interest Expense Interest expense was $0.2 million and $1.0 million for the third quarter of 2020 and 2019, respectively. The decrease was due to a lower average debt balance and lower interest rates during the third quarter of 2020.

Provision for Income Taxes Provision for income taxes increased $1.0 million for the third quarter of 2020 compared with the third quarter of 2019. The increase in the tax provision was primarily due to the increase in pretax income. Our effective tax rate for the three months ended September 30, 2020 and 2019 was 28.1% and 16.5%, respectively.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

	(in thousands)
	2020	% of sales(1)	2019	% of sales(1)
Net sales	$243,501		$261,755
Cost of sales	77,828	32.0%	79,384	30.3%
Gross profit	165,673	68.0%	182,371	69.7%
Selling, general and administrative expenses	161,972	66.5%	179,314	68.5%
Income from operations	3,701	1.5%	3,057	1.2%
Interest expense	(1,646)	(0.7)%	(2,948)	(1.1)%
Other income	-	-%	22	0.0%
Income before income taxes	2,055	0.8%	131	0.1%
Benefit (provision) for income taxes	2,601	1.1%	(348)	(0.1)%
Net income (loss)	$4,656	1.9%	$(217)	(0.1)%

(1) Amounts may not foot due to rounding.

Net Sales Net sales for the nine months ended September 30, 2020 decreased $18.3 million, or 7.0%, compared with the nine months ended September 30, 2019, primarily due to a $21.5 million decrease in net sales generated by comparable stores. The decrease in sales at comparable stores for the nine months ended September 30, 2020 was primarily due to a decrease in traffic following the onset of COVID-19 and our response to the pandemic, which included the reduction of store hours. Net sales generated by stores not included in the comparable store base increased $3.2 million.

Gross Profit Gross profit for the nine months ended September 30, 2020 decreased $16.7 million, or 9.2%, compared with the nine months ended September 30, 2019. The gross margin rate was 68.0% and 69.7% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in gross margin rate was primarily driven by an increase in cost of products sold and a higher mix of delivery services rendered during 2020.

Selling, General, and Administrative Expenses SG&A expenses for the nine months ended September 30, 2020 decreased $17.3 million, or 9.7%, compared with the nine months ended September 30, 2019. The decrease in SG&A expenses was primarily due to a $12.8 million reduction in compensation and benefits costs due to lower variable compensation expenses, headcount reductions and a decrease in store hours following the onset of COVID-19. Additionally, decreases in advertising expenses totaling $4.2 million and a reduction in replenishment trucks sent from our distribution centers to our stores resulting in a $0.9 million reduction in transportation costs contributed to the lower level of SG&A expenses during the nine months ended September 30, 2020. The SG&A expense reductions were partially offset by a $2.2 million asset impairment charge taken during the first quarter of 2020. Legal expenses incurred in connection with shareholder litigation during the nine months ended September 30, 2020 totaled $2.0 million.

Interest Expense Interest expense was $1.6 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was due to a lower average debt balance during the nine months ended September 30, 2020.

Provision for Income Taxes Provision for income taxes decreased $2.9 million for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. Our effective tax rate for the nine months ended September 30, 2020 and 2019 was (126.6)% and 265.7%, respectively. The tax benefit recognized during the nine months ended September 30, 2020 and the change in the effective tax rate was primarily due the enactment of the CARES Act, which gives the Company the ability to carry back federal net operating losses to years with a federal statutory tax rate of 35%.

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net income (loss) calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), and adjusting for interest expense, income taxes, depreciation and amortization, and stock based compensation expense. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We calculate pretax return on capital employed by taking income (loss) from operations divided by capital employed. Capital employed equals total assets less accounts payable, income taxes payable, other accrued liabilities, deferred rent, lease liability and other long-term liabilities. Other companies may calculate both Adjusted EBITDA and pretax return on capital employed differently, limiting the usefulness of these measures for comparative purposes.

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

The reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2020 and 2019 is as follows:

	(in thousands)
	Three Months Ended
	September 30,
	2020	% of sales(1)	2019	% of sales(1)
Net income (loss)	$1,914	2.3%	$(1,383)	(1.6)%
Interest expense	239	0.3%	1,027	1.2%
Income taxes	748	0.9%	(274)	(0.3)%
Depreciation and amortization	7,656	9.4%	8,308	9.7%
Stock based compensation	567	0.7%	660	0.8%
Adjusted EBITDA	$11,124	13.7%	$8,338	9.7%

	(in thousands)
	Nine Months Ended
	September 30,
	2020	% of sales(1)	2019	% of sales(1)
Net income (loss)	$4,656	1.9%	$(217)	(0.1)%
Interest expense	1,646	0.7%	2,948	1.1%
Income taxes	(2,601)	(1.1)%	348	0.1%
Depreciation and amortization	23,738	9.7%	24,508	9.4%
Stock based compensation	1,671	0.7%	2,169	0.8%
Adjusted EBITDA	$29,110	12.0%	$29,756	11.4%

(1) Amounts do not foot due to rounding.

The calculation of pretax return on capital employed is as follows:

($ in thousands)	September 30,
	2020(1)	2019(1)
(Loss) income from operations (trailing twelve months)	$(712)	$3,762

Total Assets	378,380	389,561
Less: Accounts payable	(15,605)	(25,280)
Less: Income tax payable	(110)	(72)
Less: Other accrued liabilities	(35,986)	(26,119)
Less: Lease liability(2)	(154,962)	(114,490)
Less: Other long-term liabilities	(4,185)	(3,669)
Capital Employed	$167,532	$219,931

Pretax Return on Capital Employed	(0.4)%	1.7%

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

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $9.0 million of cash and cash equivalents at September 30, 2020, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity for purchasing additional merchandise inventory, maintaining our existing stores, and general corporate purposes.

Following the onset of COVID-19, we took immediate steps to curtail operating expenses and conserve cash. Actions taken to reduce expenses included workforce reductions, the temporary suspension of incentive compensation programs, salaried employee wage reductions, adjustments to the number of replenishment trucks sent from our distribution centers to our stores, decreases in advertising spend and curtailment of other SG&A costs. These cost savings measures, combined with a lower level of variable selling expenses, have contributed to a $17.3 million reduction of SG&A expenses during the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019. Actions taken to conserve cash included cutting anticipated spending on capital projects and negotiating rent deferrals with our landlords. These actions contributed to the cash generating activities that enabled us to reduce our debt balance by $56.0 million during the nine months ended September 30, 2020. While we are encouraged by the current business trend, the recent escalation of COVID-19 cases across many of the markets we serve could continue to have a negative impact on our business. Accordingly, we are taking a conservative approach to adding headcount, increasing trucking schedules, and taking other actions that would lead to an increase in SG&A expense.

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on our rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. At September 30, 2020, the base interest rate was 4.25% and the LIBOR-based interest rate was 2.15%. Borrowings outstanding consisted of $7.0 million on the revolving line of credit as of September 30, 2020. We also have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. As of September 30, 2020 and 2019, the standby letters of credit totaled $1.9 million and $1.3 million, respectively. There was $91.1 million available for borrowing on the revolving line of credit as of September 30, 2020, which may be used to support our growth and for working capital purposes.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. We were in compliance with the covenants as of September 30, 2020.

We believe that our cash flow from operations, together with our existing cash and cash equivalents, and borrowings available under our credit facility, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months.

Capital Expenditures

Capital expenditures were $1.3 million and $22.8 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in capital expenditures was driven by our plan to limit capital spending and focus on reducing debt during the nine months ended September 30, 2020.

Cash flows

The following table summarizes our cash flow data for the nine months ended September 30, 2020 and 2019.

	(in thousands)
	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$57,347	$33,612
Net cash used in investing activities	(1,315)	(22,229)
Net cash used in financing activities	(56,278)	(8,540)

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2020 was $57.3 million compared with $33.6 million during the nine months ended September 30, 2019. The increase was primarily attributable to an improvement in net income, actions taken to reduce inventory levels, and an increase in customer deposits during the nine months ended September 30, 2020.

Investing activities

Net cash used in investing activities totaled $1.3 million for the nine months ended September 30, 2020 compared with $22.2 million for the nine months ended September 30, 2019. The decrease in capital expenditures was driven by our plan to limit capital spending and focus on reducing debt during the nine months ending September 30, 2020.

Financing activities

Net cash used in financing activities was $56.3 million for the nine months ended September 30, 2020 compared with $8.5 million for the nine months ended September 30, 2019. Net cash used in financing activities during the nine months ended September 30, 2020 was applied toward reducing our long-term debt by $56.0 million during the nine months ending September 30, 2020.

Cash and cash equivalents totaled $9.0 million at September 30, 2020 compared with $9.1 million at December 31, 2019. Working capital was $25.8 million at September 30, 2020 compared with $52.3 million at December 31, 2019. The decrease in working capital was primarily due to a decrease in inventory and an increase in customer deposits.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Arrangements

As of September 30, 2020, there were no material changes to our contractual obligations outside the ordinary course of business.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020 and have concluded that our disclosure controls and procedures were not effective as of September 30, 2020 due to material weaknesses in our internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, the Company was a nominal defendant and certain current and former directors were individual defendants in litigation brought by K-Bar Holdings LLC and Wynnefield Capital, Inc. (“Plaintiffs”), in the Delaware Court of Chancery (the “Action”), in November 2019. Plaintiffs pleaded the Action as a derivative claim on behalf of the Company and also on behalf of a putative class of certain holders of the Company’s common stock as of October 18, 2019 (the “Putative Class”). Plaintiffs alleged breaches of fiduciary duty in connection with, among other things, the Company’s decision to delist from Nasdaq and deregister its common stock under the Exchange Act, as amended. As previously disclosed, on June 30, 2020, the Company, the individual defendants, and Plaintiffs reached an agreement to settle all claims in the Action, which was documented in a Stipulation of Settlement dated August 7, 2020 (the “Stipulation of Settlement”). Among other terms, the Stipulation of Settlement provides for a settlement fund of $12.0 million, which was funded by the Company’s insurers, and which will be distributed to members of the Putative Class pursuant to an allocation and claims distribution process proposed by the Plaintiffs and approved by the Court. The Stipulation of Settlement was approved by the Court on October 12, 2020. The Court also granted the Plaintiffs’ counsel a $2.7 million award of attorney’s fees in connection with the settlement of the derivative claims. The Company’s insurers have agreed to cover the fee award to the Plaintiffs’ attorneys. The Company recorded a $14.7 million other current liability and a $14.7 million other current asset in the Consolidated Balance Sheet as of September 30, 2020 to reflect the Company’s obligation to the Putative Class, the attorney fee award and the corresponding receivable from the insurance companies.

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

In response to COVID-19, governmental authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter in place orders and recommendations to practice social distancing. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once, and there is considerable uncertainty regarding the duration of such measures and the implementation of any potential future measures, especially as cases continue to increase across the United States, with the potential for additional challenges resulting from the colder winter months, including the possibility that cases will continue to climb as more activities move indoors and the onset of cold and flu season. Such measures have impacted, and may continue to affect, our workforce, operations, suppliers and customers. For instance, several of our stores were required to limit their hours or close entirely, and our store traffic and sales decreased by approximately 50% during the initial weeks following the end of the first quarter of 2020 when compared to the same period in 2019. While many retailers elected to expand their hours as state and local restrictions started to ease, we maintained a reduced hours schedule. The decision to limit the number of hours our stores were open had an adverse impact on customer traffic and sales. We also experienced an elevated level of product outages during the third quarter of 2020 due to vendor production delays. In many instances, vendor plants were forced to close or operate at a reduced capacity pursuant to a government mandate following the onset of COVID-19. While most vendors have been able to resume normal operations, many continue to work through large backlogs, and we could be materially adversely affected by any product shortages resulting from such backlogs.

We reduced the size of our workforce following the onset of COVID-19 and may need to take additional actions to further reduce the size of our workforce in the future; such reductions incur costs, and we can provide no assurance that we will be able to rehire our workforce in the event our business experiences a subsequent recovery. Furthermore, while we have implemented work from home policies for a portion of our workforce, our store-based workforce comes into close contact with our customers as part of their day-to-day responsibilities, which increases the likelihood that they could contract COVID-19, which could potentially adversely affect our ability to adequately staff our stores and require us to incur additional costs to sanitize the impacted location. When a health risk is identified, we continue to follow a practice to close our stores, quarantine affected staff and complete a rigorous cleaning process before reopening the store, which process can take 2-3 days to complete and has had an adverse impact on our sales. In addition, employees working remotely may not have the resources available to enable them to maintain the same level of productivity and efficiency, and increased reliance on remote access to our information systems increases our exposure to potential cybersecurity threats.

We took steps to curtail our operating expenses and conserve cash, including the temporary suspension of incentive compensation programs and a reduction of salaried employee compensation; limitation of inventory purchases; curtailment of anticipated spending on capital projects; and negotiation of rent deferrals with our landlords during the second quarter of 2020. We took a conservative approach to adding back incremental costs to our expense structure during the third quarter of 2020, and we have maintained a reduced hours schedule for our stores. We may elect or need to take additional remedial measures in the future as the information available to us continues to develop, including with respect to our workforce, relationships with our third-party vendors, and our customers. There is no certainty that the remedial measures we have implemented to date, or any additional remedial steps we may take in the future, will be sufficient to mitigate the risks posed by COVID-19. Further, such measures could potentially materially adversely affect our business, financial condition and results of operations and create additional risks for us.

The recent escalation of COVID-19 cases across many of the markets we serve could have a negative impact on us. Specifically, we could be adversely impacted by limitations on our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring our stores to close or employees to remain at home; limitation of carriers to deliver our product to customers; product shortages; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us in a timely manner. These events could have a material, adverse effect on our results of operations, cash flows and liquidity.

The ultimate magnitude of COVID-19, including the full extent of the material negative impact on our financial and operational results, will depend on future developments, including the duration and severity of the pandemic, including the extent of the current resurgence of cases in the United States and the possibility that cases will continue to increase as the weather becomes colder, and the related length of its impact on the global economy, which remain uncertain and cannot be predicted at this time. The resumption of our normal business operations may be delayed or constrained by lingering effects of COVID-19 on our customers, suppliers and/or third-party service providers. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not currently ascertainable. Due to the daily evolution of the COVID-19 pandemic and the responses to curb its spread, we cannot predict the full impact of the COVID-19 pandemic on our business and results of operations, but our business, financial condition, results of operations and cash flows have already been materially adversely impacted, and we anticipate they will continue to be adversely affected by the COVID-19 pandemic and its negative effects on global economic conditions. Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a variety of factors, such as the current widespread resurgence in COVID-19 infections. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its national and, to some extent, global economic impact, including the current recession and any recession that may occur in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
July 1, 2020 - July 31, 2020	27,486	(1)	$0.83	-	-
August 1, 2020 - August 31, 2020	2,397	(2)	0.00	-	-
September 1, 2020 - September 30, 2020	6,062	(2)	0.00	-	-
	35,945		$0.63	-	-

(1)A total of 14,779 shares were withheld by the Company to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan. The Company did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. An additional 12,707 shares were repurchased by the Company pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Award Plan. The Company paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(2)These shares were repurchased by the Company pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Award Plan.  The Company paid $0.0001 per share, the par value, to repurchase these shares.  These repurchases were not part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The following table sets forth, as of September 30, 2020, information regarding beneficial ownership of our common stock by each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined according to the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

We have based our calculation of the percentage of beneficial ownership based on 51,693,455 shares of our common stock outstanding on September 30, 2020.

Unless otherwise noted below, the address for each of the shareholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

	Number of
	Shares
	Beneficially
Name of Beneficial Owner	Owned	Percent
5% Stockholders:(6)
Peter J. Jacullo III, Director(1)	8,576,902	16.6%
Peter H. Kamin, Chairman of the Board(2)	6,848,884	13.2%
Robert A. Rucker(3)	5,530,493	10.7%
B. Riley Financial, Inc.(4)	4,144,303	8.0%
Savitr Capital LLC(5)	2,770,535	5.4%

(1)Based on a Schedule 13D/A filed with the SEC on January 16, 2020 by JWTS, Inc., a Delaware corporation (“JWTS”), Peter J. Jacullo III, and the Katherine D. Jacullo Children’s 1993 Irrevocable Trust (the “Jacullo Trust”), and a Form 4 filed by Mr. Jacullo with the SEC on July 22, 2020. JWTS directly holds 4,441,180 shares of common stock and has sole voting and dispositive power with respect to such shares. Mr. Jacullo is the President and sole member of the board of directors of JWTS, holds sole voting and dispositive power over the securities held by JWTS, and may be deemed to beneficially own the securities held by JWTS. The Jacullo Trust directly holds 3,676,989 shares of common stock and has sole voting and dispositive power with respect to such shares. Mr. Jacullo is a co-trustee of the Jacullo Trust, holds shared voting and dispositive power over the securities held by the Jacullo Trust, and may be deemed to beneficially own the securities held by the Jacullo Trust. Mr. Jacullo disclaims beneficial ownership of the shares of common stock held by the Jacullo Trust, except to the extent of his pecuniary interest therein. Mr. Jacullo directly holds 458,733 shares of common stock over which he has sole voting and dispositive power, including 71,900 shares of unvested restricted common stock.

(2)Based on a Schedule 13D/A filed with the SEC on January 14, 2020 by Peter H. Kamin and a Form 4 filed by Mr. Kamin with the SEC on July 22, 2020. Includes (i) 1,694,608 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003, of which Peter H. Kamin is the trustee; (ii) 1,033,562 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997, of which Mr. Kamin is the trustee; (iii) 97,453 shares of common stock held by the Peter H. Kamin Family Foundation, of which Mr. Kamin is the trustee; (iv) 328,711 shares of common stock held by the Peter H. Kamin GST Trust, of which Mr. Kamin is the trustee; (v) 333,307 shares of common stock held by 3K Limited Partnership, of which Mr. Kamin is the general partner; and (vi) 3,361,243 shares of common stock directly held by Mr. Kamin, including 107,849 shares of unvested restricted common stock. Mr. Kamin has sole voting and dispositive power over the shares.

(3)Based on a Schedule 13D/A filed with the SEC on January 27, 2020 by The Tile Shop, Inc. (“TS, Inc.”) and Robert A. Rucker. Includes 5,452,428 shares of common stock held by TS, Inc., 3,380 shares of common stock held by Mr. Rucker’s spouse, 23,660 shares of common stock held by Mr. Rucker as custodian for minor children under the Uniform Gifts to Minors Act, and 51,025 shares held directly by Mr. Rucker. Mr. Rucker holds sole voting and dispositive power over all such securities. Mr. Rucker is the sole officer and member of the board of directors of TS, Inc., holds sole voting and dispositive power over the securities held by TS, Inc., and may be deemed to beneficially own the securities held by TS, Inc. The principal address for TS, Inc. and Mr. Rucker is 15236 Boulder Pt. Rd., Eden Prairie, Minnesota 55347.

(4)Based on a Schedule 13D/A filed with the SEC on October 15, 2020 by B. Riley Financial, Inc. (“BRF”), B. Riley Capital Management, LLC (“BRCM”), BRC Partners Management GP, LLC (“BRPGP”), BRC Partners Opportunity Fund, LP (“BRPLP”), B. Riley Securities, Inc. (“BRS”) and Bryant R. Riley (collectively, the “B. Riley Reporting Persons”). BRPLP directly holds 2,478,645 shares of common stock, and BRS directly holds 1,623,058 shares of common stock. BRPGP is a subsidiary of BRCM, a registered investment advisor, and is the general partner of BRPLP. BRF is the parent company of BRCM. As a result, BRPGP, BRCM and BRF may be deemed to indirectly beneficially own the shares of common stock held by BRPLP. BRF is the parent company of BRS. As a result, BRF may be deemed to indirectly beneficially own the shares of common stock held by BRS. Mr. Riley may beneficially own 42,600 shares of common stock held as sole trustee of the Robert Antin Children Irrevocable Trust. Mr. Riley disclaims beneficial ownership of the shares held by the Robert Antin Children Irrevocable Trust except to the extent of his pecuniary interest therein. BRF and Mr. Riley, the Co-Chief Executive Officer and Chairman of the Board of Directors of BRF, may be deemed to indirectly beneficially own the shares of common stock held directly by BRPLP or BRS. BRF and Mr. Riley disclaim beneficial ownership of the shares held by BRPLP and BRS except to the extent of its or his pecuniary interest therein. Each of the B. Riley Reporting Persons disclaims beneficial ownership of the securities reported in the Schedule 13D/A except to the extent of such B. Riley Reporting Person’s pecuniary interest therein. Each of BRPLP, BRPGP, BRCM, BRF and Mr. Riley may be deemed to have shared voting and dispositive power over the shares of common stock directly held by BRPLP. Each of BRS, BRF and Mr. Riley may be deemed to have shared voting and dispositive power over the shares of common stock directly held by BRS. Mr. Riley may be deemed to have sole voting and dispositive power over the shares of common stock held by the Robert Antin Children Irrevocable Trust. The business address for the B. Riley Reporting Persons is 11100 Santa Monica Blvd., Suite 800, Los Angeles, California 90025.

(5)Based on a Schedule 13G filed with the SEC on January 28, 2020 by Savitr Capital LLC (“Savitr”), Savitr holds shared voting and dispositive power over 2,770,535 shares of common stock. The business address of Savitr is 600 Montgomery Street, 47th Floor, San Francisco, California 94111.

(6)BlackRock, Inc. (“BlackRock”) filed a Schedule 13G/A with the SEC on January 31, 2019, reporting that it holds sole voting power over 6,371,225 shares and sole dispositive power over 6,448,065 shares of common stock. While BlackRock did not file an amendment to its Schedule 13G for the year ended December 31, 2019, BlackRock’s Form 13F filed with the SEC on August 14, 2020 did not disclose any holdings of our common stock. The business address of BlackRock is 55 East 52nd Street, New York, New York 10055.

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

10.1+*	Employment Agreement, dated October 16, 2020, by and between the Tile Shop Holdings, Inc. and Joe Kinder.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1

Stipulation of Settlement, dated August 7, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020).

101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Management compensatory plan or arrangement

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: November 9, 2020	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: November 9, 2020	By:	/s/ NANCY DIMATTIA
Nancy DiMattia
Chief Financial Officer