Form 10-K
period 2020-12-31
TILE SHOP HOLDINGS, INC.
filed 2021-03-11
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately: $39,286,147. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 9, 2021, the registrant had 51,669,719 shares of common stock outstanding.

TILE SHOP HOLDINGS, INC. FORM 10-K

PART I

 ITEM 1. BUSINESS

Overview

The Tile Shop, LLC (“The Tile Shop”) was founded in 1985 and Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, including The Tile Shop, the “Company” or “we”) was incorporated in Delaware in June 2012. We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. Our assortment includes over 6,000 products from around the world. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, and metal tiles. The majority of our tile products are sold under our proprietary Rush River and Fired Earth brand names. We purchase our tile products, accessories and tools directly from our global network of suppliers. We manufacture our own setting and maintenance materials, such as thinset, grout and sealer, under our Superior brand name, as well as work with other suppliers to manufacture private label products. As of December 31, 2020, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

In 2020, we reported net sales and income from operations of $325.1 million and $6.4 million, respectively. During 2020, the COVID-19 pandemic had an adverse impact on our sales and operating income. See further discussion surrounding the impact COVID-19 had on us in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our 2019 and 2018 net sales were $340.4 million and $357.3 million, respectively, and our 2019 and 2018 (loss)/income from operations was $(1.4) million and $18.1 million, respectively. As of December 31, 2020 and 2019, we had total assets of $342.7 million and $399.8 million, respectively.

Competitive Strengths

We believe that the following factors differentiate us from our competitors and position us to continue to grow our specialty retailer business.

Broad Product Assortment at Attractive Prices – We offer over 6,000 natural stone and man-made tile products, setting and maintenance materials, accessories, and tools. We are able to maintain competitive prices by purchasing tile and accessories directly from producers and manufacturing our own setting and maintenance materials.

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

Strategic Plan

We are committed to carrying the best assortment, offering the best service, and showcasing the best presentation in our industry. These principles have always been core to our strategy and will continue to be as we move into 2021.

Key elements of our 2021 strategy include:

Focused Retail Execution – We continue to believe that our biggest opportunity for sales growth and EBITDA expansion is tied to our ability to improve productivity in each of our stores. We have defined critical success measures for each of our stores, tactics to drive improvement in each area of focus, and reporting processes to monitor progress. We are investing in our training initiatives to help accelerate the improvement in store productivity and develop our next generation of store leaders.

Enhance Online Customer Experience – We recognize that our customer’s path to purchase frequently starts online. Our website is designed to meet our customers’ needs by providing inspirational content, educational resources, and the option to buy online or to schedule a design consultation in our store. We believe that we have a number of opportunities to enhance our current website to achieve our goal of creating an integrated experience and delivering the best in class service online that we consistently deliver in our stores.

Supply Chain and Assortment Management – Over the last year, we have made significant progress reducing inventory levels. Toward the end of 2020, increased demand combined with production delays, due in part to the impact of COVID-19, have resulted in a number of product shortages. We are refining our approach to manage inventory levels and order activity to ensure we maintain adequate supply and appropriate inventory turnover. Additionally, refining an industry leading assortment is a foundational aspect of our strategy. Our assortment includes good, better, and best options for our customers within each of the product categories we carry in our stores and online. We continue to focus on maintaining an assortment that differentiates our brand.

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

Unlike many of our competitors, we devote a substantial portion of our store space to showrooms, including samples of our products and up to 50 different vignettes of bathrooms, kitchens, fireplaces, foyers, and other distinct spaces that showcase our products. Our showrooms are designed to provide our customers with a better understanding of how to integrate various types of tile in order to create an attractive presentation in their homes. Many stores are also equipped with a training center designed to teach customers how to properly install tile.

A staffing model for a typical store consists of a manager, an assistant manager, sales associates, and a warehouse leader. Our store managers are responsible for store operations and for overseeing our customers’ shopping experience. We offer financing to customers through a branded credit card provided by a third-party consumer finance company.

Marketing

We utilize a variety of marketing strategies and programs to acquire and retain customers, including both consumers and trade professionals. Our advertising primarily consists of digital media, direct marketing, including email and postal mail, in store events, and mobile advertisements. We continually test and learn from new media and adjust our programs based on performance.

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

Products

We offer an extensive and complete assortment of natural stone and man-made tile products, sourced directly from our suppliers. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, and metal tiles. Our wide assortment of accessories, including trim pieces, mosaics, pencils, listellos, and other unique products, encourages our customers to make a fashion statement with their tile project and helps us to deliver a high level of customer satisfaction and drive repeat business. We also offer a broad range of setting and maintenance materials, such as thinset, grout, sealers, and accessories, including installation tools, shower and bath shelves, drains, and similar products. We also offer customers delivery service through third-party freight providers. We sell most of our products under our proprietary brand names, including Superior Adhesives & Chemicals, Superior Tools & Supplies, Rush River, and Fired Earth. In total, we offer over 6,000 different tile products, setting and maintenance materials, and accessory products. The percentage of our net sales represented by each product category was as follows for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Man-made tiles	46%	47%
Natural stone tiles	29	29
Setting and maintenance materials	14	13
Accessories	9	10
Delivery service	2	1
	100%	100%

Suppliers

We have long-standing relationships with our suppliers throughout the world and work with them to design and manufacture products exclusively for us. We believe that these direct relationships differentiate us from our competitors.

We currently purchase tile products from approximately 180 different suppliers. Our top ten tile suppliers accounted for 52% of our tile purchases in 2020. Our largest supplier accounted for 15% of our total purchases in 2020. We believe that alternative and competitive suppliers are available for many of our products. The percentage of our total purchases from the following continents was as follows for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
North America	35%	32%
Europe	29	36
Asia	27	23
South America	8	9
Africa	1	-
	100%	100%

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

We believe that the key competitive factors in the retail tile industry include:

•product assortment;

•product presentation;

•customer service;

•store location;

•availability of inventory; and

•price.

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

Human Capital

We believe that our employees are our strongest competitive advantage and the high-quality service that they provide sets us apart from others in our industry. As of December 31, 2020, we had 1,149 employees, 1,097 of whom were full-time and none who were represented by a union. This includes 870 employees who work in our stores, 77 who work in corporate, store support, infrastructure or similar functions, and 202 who work in our distribution and manufacturing facilities.

Our principal human capital objectives are to attract, develop and retain people who are committed to our goal of providing the best service in our industry. To support these objectives, our human resources programs seek to:

•Reward our employees through highly competitive total compensation and benefit programs designed to reward exceptional performance, promote teamwork and support our employees’ total wellbeing.

•Provide development opportunities to enhance sales skills, product knowledge, exposure to the latest design trends, safety, teamwork and leadership.

•Enhance our culture through efforts aimed at making our workplace more diverse, engaging, equitable and inclusive.

In response to the COVID-19 pandemic, we established a task force to develop a series of safety measures in an effort to protect our employees and our customers. The measures introduced include enhanced cleaning protocols, social distancing, temperature screenings, cloth facemasks and hand sanitizers. We have also created programs to notify our employees of a potential COVID-19 exposure and instituted a temporary leave policy.

We believe that building a strong and diverse workforce is a significant contributor to our success. Creating a culture that embraces diversity and inclusion is the key to a collaborative and winning team culture. To achieve this goal, we seek diverse talent internally and externally in an effort to achieve broader diverse representation throughout our organization. We also promote inclusion through our training and development programs.

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

We intend to use our website, investors.tileshop.com, as a means of disclosing material non-public information and for complying with our disclosure obligations under SEC Regulation FD. Such disclosures will be included on our website under the heading News and Events. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

ITEM 1A. RISK FACTORS

The following are material factors known to us that could adversely affect our business, financial condition, or operating results, as well as adversely affect the value of an investment in our common stock. These risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements. All forward-looking statements made by us are qualified by the risks described below. There may be additional risks that are not presently material or known. You should carefully consider each of the following risks and all other information set forth in this report.

Risks Related to COVID-19

The COVID-19 pandemic has negatively impacted, and we anticipate will continue to adversely affect, our business, financial condition, results of operations and cash flows, and our ability to maintain compliance with our current, or obtain new, lending facilities.

The novel strain of coronavirus, COVID-19, was first identified in China in late 2019. It has since spread globally and was declared a pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has materially adversely affected our business, and we anticipate we will continue to be negatively impacted at least throughout the duration of the pandemic. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, the full extent of the impact of the COVID-19 pandemic on our business and financial performance remains uncertain. The United States has entered a recession as a result of the COVID-19 pandemic, which may prolong and exacerbate the negative impact on us. Although we expect the availability of vaccines and various treatments with respect to COVID-19 to have an overall positive impact on business conditions in the aggregate over time, the exact timing of these positive developments is uncertain. In December 2020, the United States began distributing two vaccines that, in addition to other vaccines under development, are expected to help to reduce the spread of the coronavirus that causes COVID-19 once they are widely distributed. If the vaccines prove less effective than currently understood by the scientific community and the United States Food and Drug Administration, or if there are problems with the acceptance, availability, timing or other difficulties with widely distributing the vaccines, the pandemic may last longer, and could continue to impact our business for longer, than we currently expect.

In response to COVID-19, governmental authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter in place orders and recommendations to practice social distancing. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once, and there is considerable uncertainty regarding the duration of such measures and the implementation of any potential future measures, especially if cases increase across the United States, with the potential for additional challenges resulting from the emergence of new variants of COVID-19, some of which may be more transmissible than the initial strain. Such measures have impacted, and may continue to affect, our workforce, operations, suppliers and customers. For instance, several of our stores were required to limit their hours or close entirely, and our store traffic and sales decreased by approximately 50% during the initial weeks following the end of the first quarter of 2020 when compared to the same period in 2019. While many retailers elected to expand their hours as state and local restrictions started to ease, we maintained a reduced hours schedule, which we began to adjust during the fourth quarter of 2020 and first quarter of 2021. The decision to limit the number of hours our stores were open had an adverse impact on customer traffic and sales. We also experienced an elevated level of product outages during the second half of 2020 due to vendor production delays and other disruptions in our supply chain. In many instances, vendor plants were forced to close or operate at a reduced capacity pursuant to a government mandate following the onset of COVID-19. While most vendors have been able to resume normal operations, many continue to work through large backlogs, and we could be materially adversely affected by any product shortages resulting from such backlogs.

We reduced the size of our workforce following the onset of COVID-19 and may need to take additional actions to further reduce the size of our workforce in the future; such reductions incur costs, and we can provide no assurance that we will be able to rehire our workforce in the event our business experiences a subsequent recovery. Furthermore, while we have implemented work from home policies for a portion of our workforce, our store-based workforce comes into close contact with our customers as part of their day-to-day responsibilities, which increases the likelihood that they could contract COVID-19, which could potentially adversely affect our ability to adequately staff our stores and require us to incur additional costs to sanitize the impacted location. When a health risk is identified, we continue to follow a practice to close our stores, quarantine affected staff and complete a rigorous cleaning process before reopening the store, which process can take two to three days to complete and has had an adverse impact on our sales. In addition, employees working remotely may not have the resources available to enable them to maintain the same level of productivity and efficiency, and increased reliance on remote access to our information systems increases our exposure to potential cybersecurity threats.

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

Any escalation of COVID-19 cases across many of the markets we serve could have a negative impact on us. Specifically, we could be adversely impacted by limitations on our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring our stores to close or employees to remain at home; limitation of carriers to deliver our product to customers; product shortages; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us in a timely manner. These events could have a material, adverse effect on our results of operations, cash flows and liquidity.

The ultimate magnitude of COVID-19, including the full extent of the material negative impact on our financial and operational results, will depend on future developments, such as the duration and severity of the pandemic, the extent of any increases in cases across the United States, and the related length of its impact on the global economy, as well as the timing and availability of effective medical treatments and vaccines, which remain uncertain and cannot be predicted at this time. The resumption of our normal business operations may be delayed or constrained by lingering effects of COVID-19 on our customers, suppliers and/or third-party service providers. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not currently ascertainable. Due to the daily evolution of the COVID-19 pandemic and the responses to curb its spread, we cannot predict the full impact of the COVID-19 pandemic on our business and results of operations, but our business, financial condition, results of operations and cash flows have already been materially adversely impacted, and we anticipate they will continue to be adversely affected by the COVID-19 pandemic and its negative effects on global economic conditions. Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a variety of factors, such as any increase in COVID-19 infections. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its national and, to some extent, global economic impact, including the current recession and any recession that may occur in the future.

In addition, many of the risk factors disclosed in this item have been, and we anticipate will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.

Risks Related to Our Growth Strategy

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

If we are unable to effectively manage our online sales, our reputation and operating results may be harmed.

Consumers are increasingly embracing shopping online and through mobile commerce applications. During 2020, we began selling merchandise over the Internet through our website. Any failure on our part to provide an attractive, reliable and user-friendly digital platform that offers a wide assortment of merchandise and meets the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with consumers, and have a material adverse impact on the growth of our e-commerce business and on our business and results of operations. We are vulnerable to certain risks and uncertainties associated with our e-commerce operations, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues for upgrades of our website software, computer viruses, changes in applicable federal and state regulations, security breaches and consumer privacy concerns. If not managed, these risks could adversely impact our operating results.

If we fail to successfully manage the challenges that our planned growth poses or encounter unexpected difficulties during our expansion, our revenues and profitability could be materially adversely affected.

One of our long-term objectives is to increase revenue and profitability through market share gains. Our ability to achieve market share growth, however, is contingent upon our ability to open new stores and achieve operating results in new stores at the same level as our similarly situated current stores. We anticipate opening one new store and relocating one store in 2021. There can be no assurance that we will be able to open stores in new markets at the rate required to achieve market leadership in such markets, identify and obtain favorable store sites, arrange favorable leases for stores, obtain governmental and other third-party consents, permits, and licenses needed to open or operate stores in a timely manner, train and hire a sufficient number of qualified managers for new stores, attract a strong customer base and brand familiarity in new markets, or successfully compete with established retail tile stores in the new markets that we enter. Failure to open new stores in an effective and cost-efficient manner could place us at a competitive disadvantage as compared to retailers who are more adept than us at managing these challenges, which, in turn, could negatively affect our overall operating results.

We intend to open additional stores in both our existing markets and new markets, which poses both the possibility of diminishing sales by existing stores in our existing markets and the risk of a slow ramp-up period for stores in new markets.

Our expansion strategy includes plans to open one new store and relocate one store in existing markets during 2021. In future periods, we intend to continue opening stores in new and existing markets. Because our stores typically draw customers from their local areas, additional stores may draw customers away from nearby existing stores and may cause comparable store sales performance at those existing stores to decline, which may adversely affect our overall operating results. Additionally, stores in new markets typically have a ramp-up period before sales become steady enough for such stores to be profitable. Our ability to open additional stores will be dependent on our ability to promote and/or recruit enough qualified store managers, assistant store managers, and sales associates. The time and effort required to train and supervise a large number of new managers and associates and integrate them into our culture may divert resources from our existing stores. If we are unable to profitably open additional stores in both new and existing markets and limit the adverse impact of those new stores on existing stores, our comparable store sales and overall operating results may be reduced during the implementation of our expansion strategy.

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

In addition, there has been a substantial increase in the use of social media platforms. Negative commentary regarding us or the products we sell may be posted on social media platforms or other electronic means at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. Any harm to us or the products we sell may be immediate without allowing us an opportunity for redress or correction. We also use social media platforms as marketing tools, and our marketing efforts through social media platforms may not be successful, and the availability of these platforms may make it easier for smaller competitors to compete with us.

Risks Related to our Business, Operations and Financial Condition

Our comparable store sales fluctuate due to a variety of economic, operating, industry and environmental factors and may not be a fair indicator of our overall performance.

Our comparable store sales have experienced fluctuations, which can be expected to continue. Numerous factors affect our comparable store sales results, including, among others, the timing of new and relocated store openings, the relative proportion of new and relocated stores to mature stores, cannibalization resulting from the opening of new stores in existing markets, changes in advertising and other operating costs, the timing and level of markdowns, changes in our product mix, weather conditions, retail trends, the retail sales environment, economic conditions, inflation, the impact of competition, and our ability to execute our business strategy, as well as the impact of COVID-19 and governmental measures implemented to try to contain the virus. As a result, comparable store sales or operating results may fluctuate and may cause the price of our securities to fluctuate significantly. Therefore, we believe that period-to-period comparisons of our comparable store sales may not be a reliable indicator of our future overall operating performance.

If customers are unable to obtain third-party financing at satisfactory rates, sales of our products could be materially adversely affected.

Our business, financial condition, and results of operations have been, and may continue to be, affected by various economic factors. In certain markets, deterioration in the current economic environment as a result of the COVID-19 pandemic has led to reduced consumer and business spending, including by our customers, and continued deterioration, whether due to the COVID-19 pandemic or other factors, may lead to further reduced consumer and business spending. It may also cause customers to shift their spending to products that we either do not sell or that generate lower profitability for us. Further, reduced access to credit may adversely affect the ability of consumers to purchase our products. This potential reduction in access to credit may adversely impact our ability to offer customers credit card financing through third-party credit providers on terms similar to those offered currently, or at all. In addition, economic conditions, including decreases in access to credit and the effects of the COVID-19 pandemic, have resulted, and may continue to result, in financial difficulties leading to restructuring, bankruptcies, liquidations and other unfavorable events for our customers, which may adversely impact our industry, business, and results of operations.

The burden of incurring debt under our existing credit facility could adversely affect us and make us more vulnerable to adverse economic or industry conditions.

We entered into a credit facility with Bank of America, N.A., Fifth Third Bank and Citizens Bank on September 18, 2018. As of December 31, 2020, we had no borrowings outstanding on our revolving line of credit, leaving $97.6 million available for future borrowings. The terms of our credit facility could have serious consequences for us, such as:

•limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements, expansion strategy, or other needs;

•increasing our vulnerability to, and reducing our flexibility in planning for, adverse changes in economic, industry, and competitive conditions, such as the potential impact of COVID-19 on our ability to comply with the financial covenants under the credit facility; and

•increasing our vulnerability to increases in interest rates if borrowings under the credit facility are subject to variable interest rates.

Any future increase in the level of our indebtedness will likely increase our interest expense, which could negatively impact our profitability. Current interest rates on borrowings under our credit facility are variable and include the use of the London Interbank Offered Rate (“LIBOR”). In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intended to phase out LIBOR by the end of 2021; in November 2020, it was announced that the phase out period would be extended to June 2023 for certain U.S. dollar LIBOR tenors. While this announcement extended the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time remains uncertain, and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase out could cause LIBOR to perform differently than in the past or cease to exist. In addition, other regulators have suggested reforming or replacing other benchmark rates. The phase out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding. Furthermore, while our credit facility contains “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable, these “fallback” provisions may not adequately address the actual changes to LIBOR or successor rates.

Our credit facility also contains negative covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•incur indebtedness;

•create liens;

•engage in mergers or consolidations;

•sell assets (including pursuant to sale and leaseback transactions);

•make investments, acquisitions, loans, or advances;

•engage in certain transactions with affiliates;

•enter into agreements limiting subsidiary distributions;

•enter into agreements limiting the ability to create liens;

•amend our organizational documents in a way that has a material effect on the lenders or administrative agent under our credit facility; and

•change our lines of business.

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

We currently lease all of our store locations and certain distribution center locations. Many of our current leases provide us with the unilateral option to renew for several additional rental periods at specific rental rates. Our ability to renegotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional store locations, could depend on conditions in the real estate market, including the impact of COVID-19, competition for desirable properties, our relationships with current and prospective landlords, or other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

We negotiated rent concessions during the second quarter of 2020 on certain of our leases due to the impact of COVID-19. The majority of the remaining repayments are expected to occur by the end of 2021.

We have identified two material weaknesses in our internal control over financial reporting which, if not remediated, could result in material misstatements of our financial statements.

We identified material weaknesses in internal control over financial reporting that pertain to our ERP system conversion that took place on January 1, 2019 involving (1) the ineffective design and implementation of effective controls with respect to the ERP system conversion, and (2) the ineffective design and implementation of IT general controls for the ERP system that are relevant to the preparation of our financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

The threat or occurrence of one or more natural disasters or other extreme weather events, whether as a result of climate change or otherwise, and the threat or outbreak of terrorism, civil unrest, a public health epidemic or pandemic, such as the ongoing COVID-19 pandemic, or other hostilities, conflicts or similar adverse events could materially adversely affect our financial performance. These events may result in damage to, or destruction or closure of, our stores, distribution centers and other properties. Such events can also adversely affect our work force and prevent employees and customers from reaching our stores and other properties, can modify consumer purchasing patterns and decrease disposable income, and can disrupt or disable portions of our supply chain and distribution network.

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

Our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.

We attempt to protect our intellectual property rights through a combination of copyright, patent, trademark, trade secret, trade dress and unfair competition laws, as well as confidentiality procedures, and assignment and licensing arrangements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition, and might prevent our brands from achieving or maintaining market acceptance. Further, we cannot assure you that competitors or other third parties will not infringe upon our intellectual property rights, or that we will have adequate resources to enforce our intellectual property rights.

Risks Related to Our Labor and Supply Chain

If we fail to identify and maintain relationships with a sufficient number of suppliers, our ability to obtain products that meet our high quality standards at attractive prices could be adversely affected.

We purchase flooring and other products directly from suppliers located around the world. However, we do not have long-term contractual supply agreements with our suppliers that obligate them to supply us with products exclusively or at specified quantities or prices. As a result, our current suppliers may decide to sell products to our competitors and may not continue selling products to us. In order to retain the competitive advantage that we believe results from these relationships, we need to continue to identify, develop and maintain relationships with qualified suppliers that can satisfy our high standards for quality and our requirements for flooring and other products in a timely and efficient manner at attractive prices. The need to develop new relationships will be particularly important as we seek to expand our operations and enhance our product offerings in the future. The loss of one or more of our existing suppliers or our inability to develop relationships with new suppliers could reduce our competitiveness, slow our plans for further expansion, and cause our net sales and operating results to be adversely affected. In addition, any failure to manage our inventory effectively could have a material and adverse effect on our business, financial condition and results of operations. Our sales could be adversely affected if and when we experience any shortages of key items; further, any inability to meet our customers’ product needs could also adversely affect sales of other related products.

We source the products that we stock and sell from approximately 180 domestic and international suppliers. We source a large number of those products from foreign manufacturers, including 52% of our products from a group of ten suppliers located in Asia, Europe and the United States. Our largest supplier accounted for approximately 15% of our total purchases in 2020. We generally take title to these products sourced from foreign suppliers overseas and are responsible for arranging shipment to our distribution centers.

During 2020, we experienced an elevated level of product outages due to vendor production delays and other disruptions in our supply chain resulting from the effects of the COVID-19 pandemic. In many instances, vendor plants were forced to close or operate at a reduced capacity pursuant to a government mandate following the onset of COVID-19. While most vendors have been able to resume normal operations, many continue to work through large backlogs. We continue to actively partner with our vendors to secure delivery of backordered product.

Other factors that may impact our suppliers, including financial instability among key suppliers, political instability, the impact of pandemics or other catastrophic events, such as the COVID-19 pandemic, trade restrictions, tariffs, currency exchange rates, and transport capacity and costs, are beyond our control and could negatively impact our business if they seriously disrupt the movement of products through our supply chain or increase the costs of our products.

Our reliance on foreign suppliers increases our risk of not obtaining adequate, timely and cost-effective products and other risks involved in foreign operations, including foreign currency translation.

The risks associated with direct sourcing from overseas manufacturers may be higher than the risks associated with our traditional domestic suppliers. Foreign sourcing subjects us to a number of risks, including long lead times; work stoppages; shipping delays and interruptions; product quality issues; employee rights issues; other social concerns; public health crisis, such as the ongoing COVID-19 pandemic, which has disrupted our global supply chain and resulted in additional expenses and delays outside of our control, and may continue to do so for an extended period of time; political instability; acts of terrorism; economic disruptions; the imposition of tariffs, duties, quotas, import and export controls and other trade restrictions; changes in governmental policies, including potential adverse changes in tax laws and regulations; uncertainty surrounding the enforcement of laws (if any) relating to the protection of intellectual property or data security; and other events. Any of these events could have a material adverse effect on us.

Reductions in the value of the U.S. dollar or revaluation of foreign currencies used could ultimately increase the prices that we pay for our products. Furthermore, volatile market conditions arising from the COVID-19 pandemic may result in significant fluctuations in exchange rates.

In addition, all of our products manufactured overseas and imported into the U.S. are subject to duties collected by the U.S. Customs and Border Protection. We may be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products. If duties were to be significantly increased, it could have a material adverse impact on us.

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

Our success is due in part to our ability to deliver products quickly to our customers, which requires successful planning and distribution infrastructure, including ordering, transportation and receipt processing, and the ability of suppliers to meet distribution requirements. Our ability to maintain this success depends on the continued identification and implementation of improvements to our planning processes, distribution infrastructure, and supply chain. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant, and any failure to maintain, grow, or improve them could adversely affect our operating results. Our business could also be adversely affected if there are delays in product shipments due to freight difficulties, strikes, or other difficulties at our suppliers’ principal transport providers, or otherwise. For instance, during 2020, the impact of the COVID-19 pandemic negatively affected our ability to obtain certain products in a timely manner and may continue to cause delays going forward.

We depend on a few key employees, and if we lose the services of these employees, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, and sales personnel. We have had changes in our senior management team over the past three years and have promoted or hired new employees to fill certain roles. Our inability to effectively integrate the newly-hired senior managers into our business processes, controls, systems and culture could have a material adverse effect on us. If any of our key employees ceases to be employed by us, we would need to hire additional qualified personnel and could experience delays in filling those roles. Our ability to successfully hire other experienced and qualified key employees cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. As a result, the loss or unavailability of any of our key employees could have a material adverse effect on us.

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

While we have implemented personal safety measures at all of our facilities where our employees are working onsite, any actions we take may not be sufficient to mitigate the risk of infection and could result in COVID-19-related claims. Changes to state workers’ compensation laws may increase our potential liability for such claims.

We also maintain third-party insurance coverage against various other liability risks and risks of property loss, including directors’ and officers’ liability insurance coverage. Potential liabilities associated with those risks or other events could exceed the coverage provided by such arrangements, resulting in significant uninsured liabilities, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, claims brought against us have resulted in, and additional claims could further result in, increased directors’ and officers’ insurance premiums and a reduction in coverage, which could negatively affect us, including by increasing our insurance costs and impacting our ability to attract and retain qualified officers and directors.

Legal and Regulatory Risks

Compliance with laws or changes in existing or new laws and regulations or regulatory enforcement priorities could adversely affect our business.

We must comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently, and such changes can impose significant costs and other burdens of compliance on our business and suppliers. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, environmental issues, or compliance with the Foreign Corrupt Practices Act could have an adverse impact on our financial condition and results of operations. The evolving and at times overlapping regulatory regimes to which the Company is subject may change at any time, including as a result of the change in the U.S. presidential administration; for instance, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue, and the reduction in the corporate income tax rate resulting from the Tax Cuts and Jobs Act enacted into U.S. law in December 2017 could be reduced or rescinded by future tax law changes. In addition, changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations could increase our cost of doing business.

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

The application of sales tax and other indirect taxes on cross border sales by remote sellers is continuing to change and evolve. In June 2018, the U.S. Supreme Court decided South Dakota v. Wayfair, Inc., a case challenging the prior law under which sellers were not required to collect sales and use tax unless they have a physical presence in the buyer’s state. This decision allowed states to adopt new or enforce existing laws requiring sellers to collect and remit sales and use tax, even in states in which the seller has no presence. The adoption or enforcement of any such legislation could result in additional sales and use tax collection responsibility for certain of our businesses. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote sellers, and the details and effective dates of these collection requirements vary from state to state. While we now collect, remit, and report sales tax in all states that impose a sales tax, it is possible that one or more jurisdictions may assert that we have liability for periods for which certain of our businesses did not collect sales, use or other similar taxes, and if such an assertion or assertions were successful, it could result in tax liabilities, including for past sales taxes and penalties and interest, which could materially adversely affect our business, financial condition and operating results.

We may become involved in legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business, financial condition and results of operations.

We may become involved in stockholder, consumer, employment, tort or other litigation, including any claims and proceedings arising out of the COVID-19 pandemic. We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceedings could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money, adversely affecting our financial condition and results of operations. During 2020, the Company settled a class action and derivative lawsuit, as described in Part I, Item 3. “Legal Proceedings,” of this report. Additionally, defending against lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources.

Technology-Related Risks

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

In order to better manage our business, we expect to invest in our information systems. In doing so, we must select the correct investments and implement them in an efficient manner. The costs, potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations. For instance, we may experience occasional system interruptions and delays, as a result of routine maintenance, periodic updates, implementation of new technology or other factors, that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties. Furthermore, these initiatives might not provide the anticipated benefits or provide them in a delayed or more costly manner. Accordingly, issues relating to our selection and implementation of information technology initiatives may negatively impact our business and operating results.

Implementation of a new ERP system in 2019 has adversely impacted and could continue to negatively affect our business.

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

We identified material weaknesses in internal control over financial reporting that pertain to our ERP system conversion on January 1, 2019, which continued to exist as of December 31, 2020, as described below, which has caused us to incur increased costs, diverted our management’s and employees’ attention and resources, and negatively impacted our business. Failure to properly or adequately address any issues with our new ERP system could continue to result in increased costs and the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal control over financial reporting and ability to manage our business effectively.

Risks Related to Ownership of Our Common Stock

Our common stock is currently quoted on the Pink Tier of The OTC Markets; while we have applied for listing on The Nasdaq Stock Market LLC (“Nasdaq”), there can be no assurance that Nasdaq will approve our application.

We voluntarily delisted our common stock from Nasdaq in November 2019, and our common stock is currently quoted on the Pink Tier of The OTC Markets under the symbol “TTSH.” As previously disclosed, on February 2, 2021, the Board of Directors unanimously voted to form a special committee (the “Special Committee”) comprised of three of our independent directors to evaluate, and to make a recommendation to the Board regarding, potential relisting of our common stock on Nasdaq. Thereafter, the Special Committee undertook a thorough and deliberate process to evaluate the potential benefits, costs, burdens, and process associated with applying for listing and listing our common stock with Nasdaq, and the Special Committee unanimously recommended that the Board authorize us to apply for listing of our common stock on Nasdaq. On March 1, 2021, after receiving the recommendation of the Special Committee, and evaluating the potential benefits, costs, burdens, and process associated with applying for listing and listing of the stock on Nasdaq, the Board unanimously voted to authorize us to apply for listing of our common stock with Nasdaq. We have submitted our listing application and will be working diligently to respond to any questions posed by Nasdaq’s representatives in a timely manner. However, we can provide no assurance that Nasdaq will approve our listing application.

The market price of our securities may decline and/or be volatile.

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate in the future. Future fluctuations could be based on various factors in addition to those otherwise described in this report, including:

•our operating performance and the performance of our competitors;

•the public’s reaction to our filings with the SEC, our press releases and other public announcements;

•our current quotation on the Pink Tier of the OTC Markets, including restrictions that some investors have against investing in and/or holding OTC company securities and the possibility of reduced liquidity;

•changes in recommendations or earnings estimates by research analysts who follow us or other companies in our industry;

•variations in general economic conditions, including the impact of the COVID-19 pandemic and resulting recession;

•actions of our current stockholders, including purchases or sales of common stock by our directors and executive officers;

•the arrival or departure of key personnel; and

•other developments affecting us, our industry or our competitors.

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

In October 2019, we suspended our quarterly cash dividend program and cancelled our stock repurchase program to focus on debt reduction and continued investment in strategic initiatives. Any future determination with respect to the payment of dividends or stock repurchases is at the discretion of our Board of Directors (the “Board of Directors” or the “Board”) and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends in the United States, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our Board of Directors. Our election not to pay a quarterly dividend or repurchase stock may negatively impact our reputation, our stock price, and investor confidence in us.

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

Our certificate of incorporation and bylaws contain provisions that, alone or together, could have the effect of delaying or preventing hostile takeovers or changes in control or changes in our management without the consent of our Board of Directors. These provisions include:

•a classified Board of Directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our Board of Directors;

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

•the ability of our Board of Directors to determine whether to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•the requirement that a special meeting of stockholders may be called only by the chairman of the Board of Directors, the Chief Executive Officer, or the Board of Directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•limiting the liability of, and providing indemnification to, our directors and officers;

•controlling the procedures for the conduct and scheduling of stockholder meetings;

•providing the Board of Directors with the express power to postpone or reschedule previously scheduled special meetings of stockholders;

•providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and

•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of lawsuits, which could increase costs to bring a claim, discourage claims or limit the ability of our stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or other employees.

The Company’s Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or our Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us or our directors, officers and other employees. Alternatively, if a court were to find this choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in our Certificate of Incorporation will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Exchange Act or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2020, we operated 142 stores located in 31 states and the District of Columbia with an average square footage of approximately 20,000 square feet. The table below sets forth the store locations (alphabetically by state) of our 142 stores in operation as of December 31, 2020.

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

We lease all of our stores. Our approximately 15,000 square foot headquarters in Plymouth, Minnesota is attached to our store. We own four regional facilities used for distribution of purchased product and manufacturing of setting and maintenance materials, located in Spring Valley, Wisconsin; Ottawa Lake, Michigan; Ridgeway, Virginia; and Durant, Oklahoma, which consist of 69,000, 271,000, 134,000, and 260,000 square feet, respectively. We also lease a distribution facility in Dayton, New Jersey that is 163,000 square feet.

We believe that our material property holdings are suitable for our current operations and purposes. We intend to open one new store and relocate one store in 2021.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, party to lawsuits, threatened lawsuits, disputes and other claims arising in the normal course of business. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position, or cash flows. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

As previously disclosed, the Company was a nominal defendant and certain current and former directors were individual defendants in litigation brought by K-Bar Holdings LLC and Wynnefield Capital, Inc. (“Plaintiffs”), in the Delaware Court of Chancery (the “Action”), in November 2019. Plaintiffs pleaded the Action as a derivative claim on behalf of the Company and also on behalf of a putative class of certain holders of the Company’s common stock as of October 18, 2019 (the “Putative Class”). Plaintiffs alleged breaches of fiduciary duty in connection with, among other things, the Company’s decision to delist from Nasdaq and deregister its common stock under the Exchange Act. As previously disclosed, on June 30, 2020, the Company, the individual defendants, and Plaintiffs reached an agreement to settle all claims in the Action, which was documented in a Stipulation of Settlement dated August 7, 2020 (the “Stipulation of Settlement”). Among other terms, the Stipulation of Settlement provided for a settlement fund of $12.0 million, which was funded by the Company’s insurers, and which will be distributed to members of the Putative Class pursuant to an allocation and claims distribution process proposed by the Plaintiffs and approved by the Court. The Stipulation of Settlement was approved by the Court on October 12, 2020. The Court also granted the Plaintiffs’ counsel a $2.7 million award of attorneys’ fees in connection with the settlement of the derivative claims. During the three-month period ended December 31, 2020, the Company’s insurers made payments to the Plaintiffs’ counsel and the settlement fund in accordance with the Court’s order.

ITEM 4. MINE SAFETY DISCLOSURES

None.

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock previously traded on Nasdaq under the symbol “TTS”. We voluntarily delisted our common stock from Nasdaq in November 2019 and, since then, our common stock has been quoted on The OTC Pink Market under the symbol “TTSH”, which is not considered to be an “established public trading market” under the SEC’s rules. The following table shows, for the periods indicated, the high and low closing bid quotations for the Company’s common stock on The OTC Pink Market as reported by Yahoo Finance. The quotations represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
November 11, 2019 – December 31, 2019	$1.85	$1.25
January 1, 2020 – March 31, 2020	$2.08	$0.10
April 1, 2020 – June 30, 2020	$1.74	$0.55
July 1, 2020 – September 30, 2020	$2.89	$1.22
October 1, 2020 – December 31, 2020	$4.73	$2.75

As of March 9, 2021, we had approximately 444 holders of record of our common stock. This figure does not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

As of March 9, 2021, we had 51,669,719 shares of common stock outstanding. The last reported sales price for our common stock on March 9, 2021 was $6.26.

Dividends Paid Per Share

We suspended dividend payments on October 18, 2019. Any future determination with respect to the payment of dividends is at the discretion of our Board of Directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends in the United States, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on our equity compensation plans, refer to Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
October 1, 2020 - October 31, 2020	12,394	(1)	$3.80	(1)	-	-
November 1, 2020 - November 30, 2020	1,390	(1)	3.92	(1)	-	-
December 1, 2020 - December 31, 2020	12,013	(2)	0.00	(2)	-	-
	25,797		$2.04		-	-

(1)We withheld these shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan (the “Omnibus Plan”). We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(2)We repurchased these shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the Omnibus Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from (i) our audited financial statements included elsewhere in this report as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018 and (ii) our audited financial statements not included elsewhere in this report as of December 31, 2018, 2017, and 2016 and for the years ended December 31, 2017 and 2016. The following selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	As of December 31, or for the year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share)
Statement of Income Data
Net sales	$325,057	$340,351	$357,254	$344,600	$324,157
Cost of sales	103,532	104,232	105,915	108,378	97,261
Gross profit	221,525	236,119	251,339	236,222	226,896
Selling, general and administrative expenses	215,149	237,476	233,201	210,376	193,983
Income (loss) from operations	6,376	(1,357)	18,138	25,846	32,913
Interest expense	(1,874)	(3,792)	(2,690)	(1,857)	(1,715)
Other income	-	12	152	170	141
Income (loss) before income taxes	4,502	(5,137)	15,600	24,159	31,339
Benefit (provision) for income taxes	1,529	674	(5,158)	(13,340)	(12,876)
Net income (loss)	$6,031	$(4,463)	$10,442	$10,819	$18,463
Earnings (loss) per share	$0.12	$(0.09)	$0.20	$0.21	$0.36
Weighted average shares outstanding (diluted)	50,584	50,624	52,089	51,928	51,880
Balance Sheet Data
Cash and cash equivalents	$9,617	$9,104	$5,557	$6,621	$6,067
Inventories	74,296	97,620	110,095	85,259	74,295
Total assets	342,690	399,814	297,630	270,725	265,273
Lease obligations(1)	149,901	158,718	576	697	797
Total debt(2)	-	63,000	53,000	27,015	28,411
Total stockholders' equity	139,062	130,899	146,347	143,874	138,899
Working capital	27,850	52,329	79,774	43,525	36,013
Cash Flow Data
Net cash provided by operating activities	$65,596	$38,563	$18,170	$45,691	$53,552
Net cash used in investing activities	(1,968)	(26,390)	(34,143)	(40,549)	(27,252)
Net cash (used in) provided by financing activities	(63,329)	(8,622)	14,931	(10,620)	(23,866)
Other Selected Financial Data (unaudited)
Dividends paid per share	$-	$0.15	$0.20	$0.20	$-
Adjusted EBITDA(3)	39,953	34,846	49,355	55,411	60,429
Adjusted EBITDA margin(3)	12.3%	10.2%	13.8%	16.1%	18.6%
Gross margin rate(4)	68.1%	69.4%	70.4%	68.5%	70.0%
Operating income (loss) margin(5)	2.0%	(0.4)%	5.1%	7.5%	10.2%
Comparable store sales (decline) growth(6)	(5.6)%	(4.6)%	(0.6)%	0.5%	7.6%
Stores open at end of period	142	142	140	138	123

(1)On January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842 which requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet. Upon adopting this standard, we established a right of use asset of $147.2 million and lease liabilities of $169.9 million, reduced deferred rent by $44.6 million, and recorded a cumulative effect adjustment to retained earnings of $22.0 million. The change in useful life assigned to certain leasehold improvements triggered by the Company’s election to apply the hindsight practical expedient resulted in a $15.3 million reduction in fixed assets and retained earnings. The net impact of the cumulative effect adjustments also resulted in a $1.7 million reduction of deferred tax assets and a corresponding adjustment to retained earnings. See Notes 1 and 8 to our consolidated financial statements included in this report for further details.

(2)Total debt includes current maturities of long-term debt and long-term debt balances.

(3)We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and adjusting for interest expense, income taxes, depreciation and amortization, and stock based compensation expense. Prior to 2018, we also adjusted for special charges, including equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the years ended December 31, 2016 and December 31, 2017 to conform to the current presentation. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, for budgeting and planning purposes, and for assessing the effectiveness of capital allocation over time. These measures are used in monthly financial reports prepared for management and our Board of Directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

(4)Gross margin rate is equal to gross profit divided by net sales.

(5)Operating income (loss) margin is equal to income (loss) from operations divided by net sales.

(6)Comparable store sales (decline) growth is the percentage change in sales of comparable stores period-over-period. A store is considered comparable on the first day of the 13th full month of operation. When a store is relocated, it is excluded from the comparable store sales growth calculation. Comparable store sales growth (decline) amounts include total charges to customers less any actual returns. We include the change in the allowance for anticipated sales returns applicable to comparable stores in the comparable store sales calculation. Comparable store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses. Company management believes the comparable store sales (decline) growth metric provides useful information to both management and investors to evaluate the Company’s performance, the effectiveness of its strategy and its competitive position.

Reconciliation of Non-GAAP Adjusted EBITDA to GAAP Net Income (Loss)

The reconciliation of Adjusted EBITDA to net income (loss) for the years ended December 31, 2016 through December 31, 2020 is as follows:

	Years Ended December 31,
	2020	2019	2018	2017(1)	2016(1)
	(in thousands)
Net income (loss)	$6,031	$(4,463)	$10,442	$10,819	$18,463
Interest expense	1,874	3,792	2,690	1,857	1,715
(Benefit) provision for income taxes	(1,529)	(674)	5,158	13,340	12,876
Depreciation & amortization	31,336	33,546	28,396	26,239	23,042
Stock based compensation	2,241	2,645	2,669	3,156	4,333
Adjusted EBITDA	$39,953	$34,846	$49,355	$55,411	$60,429

(1)Prior to 2018, we also adjusted for special charges, including equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the years ended December 31, 2016 and December 31, 2017 to conform to the current presentation.

Adjusted EBITDA as a percentage of net sales for the years ended December 31, 2016 through December 31, 2020 is as follows:

	Years Ended December 31,
	2020	2019(2)	2018(2)	2017(1)(2)	2016(1)
	% of net sales
Net income (loss)	1.9%	(1.3)%	2.9%	3.1%	5.7%
Interest expense	0.6	1.1	0.8	0.5	0.5
(Benefit) provision for income taxes	(0.5)	(0.2)	1.4	3.9	4.0
Depreciation & amortization	9.6	9.9	7.9	7.6	7.1
Stock based compensation	0.7	0.8	0.7	0.9	1.3
Adjusted EBITDA	12.3%	10.2%	13.8%	16.1%	18.6%

(1)Prior to 2018, we also adjusted for special charges, including equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the years ended December 31, 2016 and December 31, 2017 to conform to the current presentation.

(2)Amounts do not foot due to rounding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than is included in the following discussion. This report contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this report relate to, among other things, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including its effect on general economic conditions and credit markets and on customer traffic to our stores, as well as the potential duration of the COVID-19 pandemic and the length and adequacy of measures we have taken to attempt to mitigate the impact of the COVID-19 pandemic on our business; our ability to successfully implement our strategic plan and the anticipated benefits of our strategic plan; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining refinancing due to market conditions resulting from the COVID-19 pandemic; supply costs and expectations, including the continued availability of sufficient products from our suppliers and the potential impact of the COVID-19 pandemic; our expectations with respect to ongoing compliance with the terms of the credit facility, including the possibility that the impact of the COVID-19 pandemic on our business may result in our inability to maintain such compliance, as well as the potential impact of the phase out of LIBOR; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations; our expectations regarding the effects of employee recruiting, training, mentoring, and retention; the potential impact of cybersecurity breaches or disruptions to our management information systems; our ability to successfully implement our information technology initiatives, including our ERP system; our ability to effectively manage our online sales; our ability to remediate material weaknesses in our internal control over financial reporting; costs and adequacy of insurance; the potential impact of natural disasters and other catastrophic events; risks inherent in operating as a holding company; fluctuations in material and energy costs; the potential outcome of any legal proceedings; and risks related to ownership of our common stock.

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties, many of which have been, and may further be, exacerbated by the COVID-19 pandemic, include, but are not limited to:

•the level of demand for our products;

•our ability to grow and remain profitable in the highly competitive retail tile industry;

•our ability to access additional capital;

•our ability to attract and retain qualified personnel;

•changes in general economic, business and industry conditions, including the current U.S. recession caused by the effects of the COVID-19 pandemic;

•our ability to introduce new products that satisfy market demand; and

•legal, regulatory, and tax developments, including additional requirements imposed by changes in domestic and foreign laws and regulations and any changes that may result due to the change in the U.S. presidential administration.

There is no assurance that our expectations will be realized. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated, or projected. Such risks and uncertainties also include those set forth in Part I, Item 1A. “Risk Factors,” of this report. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Our forward-looking statements speak only as of the time that they are made and do not necessarily reflect our outlook at any other point in time. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason.

Overview

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of December 31, 2020, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

The table below sets forth information about our net sales, operating income and stores opened from 2018 to 2020.

	For the year ended December 31,
	2020	2019	2018
	(in thousands, except store data)
Net sales	$325,057	$340,351	$357,254
Income (loss) from operations	$6,376	$(1,357)	$18,138
Net cash provided by operating activities	$65,596	$38,563	$18,170
New stores opened during period	-	4	2

Impact of the COVID-19 Pandemic

The COVID-19 pandemic had a significant impact on our operations in 2020, and is likely to continue to have an impact on our business in the future. We experienced a sharp decline in traffic toward the end of the first quarter of 2020 following the onset of COVID-19 in the United States and actions taken by state and local governments to encourage shelter in place practices. In response to this development, we took steps to reduce selling, general and administrative (sometimes referred to as “SG&A”) expenses by eliminating a portion of our workforce, reducing store hours, curtailing advertising spending, reducing the number of replenishment trucks sent from our distribution centers to our stores and limiting other SG&A spending when possible.

We also took steps to conserve cash that included working with our landlords to defer rent payments for many of our retail locations throughout the second quarter of 2020. As of December 31, 2020, the deferred rent balance was $2.1 million. The deferred rent balance is recorded as a liability within the current portion of lease liability and long-term lease liability, net balances. The majority of the remaining payments are expected to occur between the first quarter of 2021 and the third quarter of 2021. Additionally, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) contains provisions providing for the deferral of the employer portion of social security taxes incurred through the end of 2020. As of December 31, 2020, we had deferred $2.7 million in social security tax payments. The deferred amounts are recorded as a liability within other current accrued liabilities in our consolidated balance sheets.

As state and local governments started lifting restrictions toward the end of the second quarter of 2020, we saw an improvement in traffic and sales trends. Throughout the remainder of 2020, we took a cautious approach to investing in activities that would increase our SG&A expenses. While many retailers elected to expand their store hours as state and local restrictions started to ease, we maintained a reduced hours schedule throughout the third quarter of 2020. During the fourth quarter of 2020, we started making limited adjustments to add hours during the week for select stores. During the first quarter of 2021, we started adding Sunday hours back to select stores. Overall, the decision to limit the number of hours that our stores were open had an adverse impact on traffic and sales; however, the SG&A savings realized help drive a substantial improvement in our net income, operating income, and Adjusted EBITDA. These actions were a key catalyst making it possible to conserve cash and fully repay our outstanding debt in 2020.

During the third and fourth quarters of 2020, we experienced an elevated level of product outages due to vendor production delays and other disruptions in our supply chain. In many instances, vendor plants were forced to close or operate at a reduced capacity pursuant to a government mandate following the onset of COVID-19. While most vendors have been able to resume normal operations, many continue to work through large backlogs. We are actively partnering with our vendors to secure delivery of backordered product.

While we are cautiously optimistic with the current business trend and the progress made distributing COVID-19 vaccinations in recent months, a resurgence of COVID-19 cases could have a negative impact on us. Specifically, we could be adversely impacted by limitations on our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring our stores to close or employees to remain at home; limitation of carriers to deliver our products to customers; product shortages; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us in a timely manner. These events could have a material, adverse effect on our results of operations, cash flows and liquidity. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the economic impact of the pandemic.

Other Recent Developments

As previously reported, on February 2, 2021, our Board of Directors unanimously voted to form the Special Committee comprised of Mark J. Bonney, Linda Solheid and Deborah Glasser, three of our independent directors, to evaluate, and to make a recommendation to the Board regarding potential relisting of our common stock on Nasdaq. Thereafter, the Special Committee undertook a thorough and deliberate process to evaluate the potential benefits, costs, burdens, and process associated with applying for listing and listing our common stock with Nasdaq, and the Special Committee unanimously recommended that the Board authorize us to apply to list our common stock on Nasdaq. On March 1, 2021, after receiving the recommendation of the Special Committee, and evaluating the potential benefits, costs, burdens, and process associated with applying for listing and listing of our stock on Nasdaq, the Board unanimously voted to authorize us to apply for listing of our common stock with Nasdaq. Our common stock is currently quoted on the Pink Tier of The OTC Markets under the symbol “TTSH”. We have submitted our listing application and will be working diligently to respond to any questions posed by Nasdaq’s representatives in a timely manner. We caution our stockholders and others considering trading our securities that there is no assurance that Nasdaq will approve our listing application.

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

Comparable store sales growth is the percentage change in sales of comparable stores period-over-period. A store is considered comparable on the first day of the 13th full month of operation. When a store is relocated, it is excluded from the comparable store sales growth calculation. Comparable store sales growth amounts include total charges to customers less any actual returns. We include the change in allowance for anticipated sales returns applicable to comparable stores in the comparable store sales calculation. Comparable store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses. Company management believes the comparable store sales (decline) growth metric provides useful information to both management and investors to evaluate the Company’s performance, the effectiveness of its strategy and its competitive position.

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

Income Taxes – We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

	2020	% of sales	2019	% of sales
	(in thousands)
Net sales	$325,057	100.0%	$340,351	100.0%
Cost of sales	103,532	31.9%	104,232	30.6%
Gross profit	221,525	68.1%	236,119	69.4%
Selling, general and administrative expenses	215,149	66.2%	237,476	69.8%
Income (loss) from operations	6,376	2.0%	(1,357)	(0.4)%
Interest expense	(1,874)	(0.6)%	(3,792)	(1.1)%
Other income	-	-%	12	0.0%
Income (loss) before income taxes	4,502	1.4%	(5,137)	(1.5)%
Benefit for income taxes	1,529	0.5%	674	0.2%
Net income (loss)	$6,031	1.9%	$(4,463)	(1.3)%

Net Sales – Net sales decreased $15.3 million, or 4.5%, in 2020 compared to 2019, primarily due to a decrease in sales at comparable stores of 5.6% during 2020. The decrease in sales at comparable stores was primarily due to weaker store traffic following the onset of COVID-19. The traffic and corresponding sales decrease peaked during initial months of the second quarter of 2020. Net sales for the fourth quarter of 2020 increased $3.0 million, or 3.8%, over the fourth quarter of 2019. Sales increased at comparable stores by 3.3% during the fourth quarter of 2020 compared to the fourth quarter of 2019, due to improved customer conversion. The improvement in conversion was partially offset by a decrease in traffic from the fourth quarter of 2019 to the fourth quarter of 2020. Our stores continued to operate at a reduced number of hours during the fourth quarter of 2020 when compared to the same period in 2019. Additionally, we continued to experience elevated levels of in-stock outages, which had an adverse impact on sales during the fourth quarter of 2020.

Gross Profit – Gross profit decreased $14.6 million, or 6.2%, in 2020 compared to 2019. The gross margin rate was 68.1% and 69.4% for 2020 and 2019, respectively. The decrease in gross margin was primarily driven by a higher mix of freight delivery services rendered to our customers during 2020 following the onset of COVID-19 compared to 2019. Additionally, an increase in inventory write-downs incurred in connection with routine product transitions also contributed to the lower level of gross margin during 2020. Gross profit increased $2.1 million, or 3.9%, in the fourth quarter of 2020 compared to the fourth quarter of 2019. The gross margin rate was 68.5% and 68.4% during the fourth quarter of 2020 and 2019, respectively. The improvement in the gross margin rate was primarily due to reduced inventory write-downs and better pricing which were partially offset by a higher mix of delivery services rendered during the fourth quarter of 2020.

Selling, General and Administrative Expenses – Selling, general and administrative expenses decreased $22.3 million, or 9.4%, in 2020 compared to 2019. The decrease was primarily due to headcount reductions following the onset of COVID-19, lower levels of variable store compensation expenses, and a decrease in advertising expenses during fiscal 2020. Selling, general and administrative expenses decreased $5.0 million, or 8.6%, from $58.2 million in the fourth quarter of 2019 to $53.2 million in the fourth quarter of 2020. The decrease in SG&A expense was primarily due to a decrease in store hours from the fourth quarter of 2019 to the fourth quarter of 2020, which contributed to a $1.5 million reduction in compensation and benefits expenses. In addition, depreciation expense decreased by $1.4 million and legal, accounting, and consulting fees decreased by $1.2 million.

Pre-opening Costs – During 2020 and 2019, we recorded pre-opening costs of $0.1 million and $0.6 million, respectively. The decrease in pre-opening costs was due to a decrease in the number of stores opened in 2020 compared to 2019.

Income from Operations – Income from operations increased $7.7 million in 2020 compared to 2019. Operating income margin increased to 2.0% in 2020, compared to (0.4)% in 2019, due to decreases in SG&A expenses.

Interest Expense – Interest expense decreased $1.9 million, or 50.6%, in 2020 compared to 2019. The decrease in interest expense was primarily due to a lower level of average debt in 2020.

Benefit for Income Taxes – The benefit for income taxes increased $0.9 million for 2020 compared to 2019. Our effective tax rate was (34.0%) in 2020 and 13.1% in 2019. The tax benefit recognized during 2020 and the improvement in the effective tax rate was primarily due to the enactment of the CARES Act, which gave us the ability to carry back federal net operating losses to years with a federal statutory tax rate of 35%.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

A detailed discussion of the fiscal year 2019 performance compared to fiscal year 2018 is set forth in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018,” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 13, 2020, which discussion is incorporated herein by reference.

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

The reconciliation of Adjusted EBITDA to net income (loss) for the years ended December 31, 2016 through December 31, 2020 is as follows:

	Years Ended December 31,
	2020	2019	2018	2017(1)	2016(1)
	(in thousands)
Net income (loss)	$6,031	$(4,463)	$10,442	$10,819	$18,463
Interest expense	1,874	3,792	2,690	1,857	1,715
(Benefit) provision for income taxes	(1,529)	(674)	5,158	13,340	12,876
Depreciation & amortization	31,336	33,546	28,396	26,239	23,042
Stock based compensation	2,241	2,645	2,669	3,156	4,333
Adjusted EBITDA	$39,953	$34,846	$49,355	$55,411	$60,429

(1)Prior to 2018, we also adjusted for special charges, which consisted of equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the years ended December 31, 2016 and December 31, 2017 to conform to the current presentation.

Adjusted EBITDA as a percentage of net sales for the years ended December 31, 2016 through December 31, 2020 is as follows:

	Years Ended December 31,
	2020	2019(2)	2018(2)	2017(1)(2)	2016(1)
	% of net sales
Net income (loss)	1.9%	(1.3)%	2.9%	3.1%	5.7%
Interest expense	0.6	1.1	0.8	0.5	0.5
(Benefit) provision for income taxes	(0.5)	(0.2)	1.4	3.9	4.0
Depreciation & amortization	9.6	9.9	7.9	7.6	7.1
Stock based compensation	0.7	0.8	0.7	0.9	1.3
Adjusted EBITDA	12.3%	10.2%	13.8%	16.1%	18.6%

(1)Prior to 2018, we also adjusted for special charges, which consisted of equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the years ended December 31, 2016 and December 31, 2017 to conform to the current presentation.

(2)Amounts do not foot due to rounding.

We calculate pretax return on capital employed by taking income (loss) from operations divided by capital employed. Capital employed equals total assets less accounts payable, income taxes payable, other accrued liabilities, lease liability and other long-term liabilities. We believe this non-GAAP measure is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate pretax return on capital employed differently, which limits the usefulness of the measure for comparative purposes.

($ in thousands)	December 31,
	2020(1)	2019(1)
Income (loss) from operations	$6,376	$(1,357)

Total Assets	364,099	415,107
Less: Accounts payable	(14,905)	(23,362)
Less: Income tax payable	(111)	(49)
Less: Other accrued liabilities	(38,365)	(26,146)
Less: Lease liability	(153,427)	(162,077)
Less: Other long-term liabilities	(4,137)	(3,816)
Capital Employed	$153,154	$199,657

Pretax Return on Capital Employed	4.2%	(0.7)%

(1)Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

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

Liquidity and Capital Resources

Our principal sources of liquidity include $9.6 million of cash and cash equivalents at December 31, 2020, cash provided by operating activities and borrowings available under our credit facility. However, the worldwide economic disruptions caused by the COVID-19 pandemic could materially affect our future access to our sources of liquidity. In the event of a sustained market deterioration and declines in net sales, profit and operating cash flow, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

On September 18, 2018, we entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides us with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on our rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. At December 31, 2020, the LIBOR-based interest rate was 1.90% and the base rate was 4.00%.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. We were in compliance with the covenants as of December 31, 2020.

We did not have any borrowings outstanding on the revolving line of credit as of December 31, 2020. We also have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. As of December 31, 2020 and 2019, the standby letters of credit totaled $2.4 million and $1.3 million, respectively. There was $97.6 million available for borrowing on the revolving line of credit as of December 31, 2020, which may be used to support our growth and for working capital purposes.

During 2021, we expect to use cash to invest in opening one new store, relocating one store, purchasing additional merchandise inventory, maintaining our existing stores, and general corporate purposes. Additionally, as described further in Note 8 of the Notes to the Consolidated Financial Statements, as of December 31, 2020, our lease liability under operating leases totaled $149.9 million as of December 31, 2020. Contractual lease payments range from $18.6 million to $37.0 million on an annual basis over the next five years. We are also obligated to fund certain self-insured employee benefits, including our medical and workers’ compensation plans. As of December 31, 2020, accrual balances related to our estimated workers’ compensation claims and medical claims totaled $1.7 million and $0.6 million, respectively.

We currently believe that our cash and cash equivalents, cash flows from operations and access to cash under our credit facility will be adequate to meet our ongoing operating requirements over the next twelve months and our long-term liquidity requirements.

Capital Expenditures

The following table summarizes our capital expenditures during the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
	(in millions)
New store building, existing store remodels and store merchandising investments	$1.5	$20.0	$25.3
Information technology infrastructure	-	4.9	7.2
Distribution and manufacturing facilities	0.5	2.0	2.6
General corporate	-	0.1	0.2
	$2.0	$27.0	$35.3

Our future capital requirements will vary based on the number of additional stores, distribution centers, and manufacturing facilities that we open and the number of stores that we choose to renovate. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located. We intend to open one new store and relocate one store during 2021. Total capital expenditures are expected to be approximately $12 million to $15 million in 2021.

Cash Flows

The following table summarizes our cash flow for the years ended December 31, 2020, 2019 and 2018.

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$65,596	$38,563	$18,170
Net cash used in investing activities	(1,968)	(26,390)	(34,143)
Net cash (used in) provided by financing activities	(63,329)	(8,622)	14,931

Operating Activities

Cash flows from operating activities provide us with a significant source of liquidity. Net cash provided by operating activities was $65.6 million, $38.6 million, and $18.2 million in 2020, 2019 and 2018, respectively. The increase in operating cash flows in 2020 compared to 2019 was primarily due to a $10.8 million increase in cash flows associated with the change in inventory levels and a $10.5 million increase in net income. The increase in operating cash flows in 2019 when compared to 2018 was primarily due to a $37.3 million improvement in cash flows associated with the change in inventory that was partially offset by a $14.9 million decrease in net income.

Investing Activities

Net cash used in investing activities was $2.0 million, $26.4 million and $34.1 million in 2020, 2019 and 2018, respectively. We intentionally took steps to curtail capital expenditures to use cash to reduce our debt in 2020. Net cash used in investing activities in 2020 was primarily for investing in store merchandising, distribution and manufacturing facilities and our internal fleet. Net cash used in investing activities in 2019 and 2018 was primarily for investing in new stores and store remodels, store merchandising, information technology, and our distribution centers, which included the expansion of our internal fleet.

Financing Activities

Net cash (used in) provided by financing activities was $(63.3) million, ($8.6) million and $14.9 million in 2020, 2019 and 2018, respectively. Cash used in financing activities during 2020 included $127.3 million of payments on long term debt and financing lease obligations that were partially offset by $64.1 million of advances on our line of credit. Cash used in financing activities during 2019 included $53.2 million of payments of long-term debt and financing lease obligations, $10.5 million of share repurchases and $7.7 million of dividends paid, which were partially offset by $63.0 million of advances on our revolving line of credit. Cash provided by financing activities during 2018 included $129.1 million in advances on our revolving line of credit, which was partially offset by $103.3 million in payments of long-term debt and finance lease obligations and $10.4 million in dividends paid to stockholders.

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

Recognition of Revenue

Revenues are recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration received in exchange for those goods or services. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales tax. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical returns. Our process to establish a sales return reserve contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future sales returns and exchanges. The customer may receive a refund or exchange the original product for a replacement of equal or similar quality for a period of three months from the time of original purchase. Products received back under this policy are reconditioned pursuant to state laws and resold. We believe our estimate for sales returns is an accurate reflection of future returns. Actual return trends have not varied significantly from estimated amounts in prior periods. However, if the nature of sales returns changes significantly, our sales could be adversely impacted. As of December 31, 2020 and 2019, the balance of the returns reserve was $5.0 million and $5.4 million, respectively.

Inventory Valuation and Shrinkage

Our inventory consists of manufactured items and purchased merchandise held for resale. Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. We capitalize the cost of inbound freight, duties, and receiving and handling costs to bring purchased materials into our distribution network. The labor and overhead costs incurred in connection with the production process are included in the value of manufactured finished goods. We provide provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. These estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sell through and changes in actual shrinkage trends. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate our inventory provisions. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material. As of December 31, 2020 and 2019, the balance of the inventory reserves was $0.6 million and $0.2 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation, which is amortized over the useful life of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease period (including expected renewal periods). As of December 31, 2020 and 2019, net property, plant, and equipment balances were $99.0 million and $130.5 million, respectively.

Property, plant, equipment, and right of use assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets, which typically occurs at an individual store level. An impairment loss is recognized when estimated undiscounted future cash flows from the operations and/or disposition of the assets are less than the carrying amount. Significant assumptions used in developing undiscounted cash flow analyses include estimates of future sales, gross margin and operating expenses. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. Significant assumptions used in the fair value analyses include estimates of future sales, gross margin, operating expenses, comparable market rents and discount rates. If actual results are not consistent with our estimates and assumptions used in determining future cash flows and asset fair values, we may be exposed to losses that could be material.

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

This standard provided a number of optional practical expedients in transition. We elected the package of three practical expedients permitted under the transition guidance within this standard, which, among other things, allowed us to carryforward the historical lease classification. We did not separate non-lease components from lease components by class of underlying assets and we did not apply the recognition requirements of the standard to short-term leases, as allowed by the standard.

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

Upon adopting this standard, we established a right of use asset of $147.2 million and lease liabilities of $169.9 million, reduced deferred rent by $44.6 million, and recorded a cumulative effect adjustment to retained earnings of $22.0 million. This retained earnings impact was due to the election of the hindsight practical expedient, which resulted in a decrease in the cumulative difference between the straight-line rent expense and rental payments that had been made between the inception of each lease and January 1, 2019. The change in the useful life assigned to certain leasehold improvements resulted in a $15.3 million reduction in fixed assets and retained earnings. The net impact of the cumulative effect adjustments also resulted in a $1.7 million reduction of deferred tax assets and a corresponding adjustment to retained earnings. The adoption of this standard did not have a material impact on net income or cash flows for the year ended December 31, 2019. See Note 8 to our consolidated financial statements included in this report for further details.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued a final standard on accounting for credit losses. The new standard was initially effective for us in 2020, and requires a change in credit loss calculations using the expected loss method. In November 2019, the FASB issued Accounting Standards Update 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which, among other things, defers the effective date of Accounting Standards Update 2016-13, the standard on accounting for credit losses, for public filers that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. We intend to early adopt the standard effective January 1, 2021. We have evaluated the effect of the new standard on our consolidated financial statements and related disclosures, and have determined the impact will be immaterial.

In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance is effective as of the beginning of the reporting period when the election is made through December 31, 2022. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The current COVID-19 outbreak situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our customers and supply chain partners, which ultimately could result in material negative effects on our business and results of operations. Refer to Part I, Item 1A. “Risk Factors” for additional discussion of our risks associated with the COVID-19 pandemic.

We are exposed to market risks in the ordinary course of our business. These risks primarily include inflation, interest rate risk, credit concentration risk and foreign currency exchange risk.

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

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operation. We are also exposed to interest rate risk in connection with borrowings under our credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25%, depending on our rent adjusted leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. As of December 31, 2020, the LIBOR-based rate was 1.90% and the base rate was 4.00%. While we had no outstanding borrowings under our credit facility as of December 31, 2020, our exposure to interest rate risk in future periods could change in the future if a decision is made to draw on our line of credit.

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

Foreign Currency Exchange Rate Risk

We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our subsidiary based in China and on the purchase of goods in Chinese yuan. Purchases made in Chinese yuan were less than 15% of our total inventory purchases in both 2020 and 2019. Our exposure to foreign currency rate fluctuations is not significant to our financial condition or results of operations.

We currently do not engage in any exchange rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in these transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the reports of our independent registered public accounting firm, as listed under Part IV, Item 15. “Exhibits, Financial Statement Schedules,” are included as a separate section of this report beginning on page 60 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 and have concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to material weaknesses in our internal control over financial reporting as described below.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (“COSO”). Based on management’s assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the material weakness in our internal control over financial reporting, as follows.

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

The material weaknesses were not remediated in 2020. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

Ernst & Young, LLP, our independent registered public accounting firm, has issued an adverse report on our internal control over financial reporting as of December 31, 2020. See “Report of Independent Registered Public Accounting Firm – Opinion on Internal Control over Financial Reporting” of this report.

Planned Remediation of Material Weaknesses

We have adjusted, and intend to consider further adjustments to, our previously disclosed plans relating to addressing these material weaknesses. During 2020, we took steps to strengthen our change management procedures and performed a project to segregate responsibilities from users with access to our ERP system. We are currently building controls to mitigate the risk identified when we were not able to systematically segregate responsibilities. The identified material weaknesses in internal control over financial reporting will not be considered remediated until controls have been designed and are in operation for a sufficient period of time for our management to conclude that the material weaknesses have been remediated. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as set forth above under “Planned Remediation of Material Weaknesses”.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Information about our Executive Officers

The following table provides information about our executive officers, including their ages, as of March 9, 2021.

Name	Age	Position
Cabell H. Lolmaugh	42	Chief Executive Officer, President and Director
Nancy DiMattia	60	Senior Vice President and Chief Financial Officer
Mark B. Davis	40	Vice President, Investor Relations, and Chief Accounting Officer
Joseph Kinder	55	Senior Vice President, Supply Chain and Distribution

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

Nancy DiMattia was appointed as our Senior Vice President and Chief Financial Officer on September 6, 2019. Prior to such appointment, Ms. DiMattia provided consulting services to us from July 2019 until September 2019. Before joining us, Ms. DiMattia gained over twenty-five years of experience in financial reporting and accounting processes in positions of increasing responsibility at Virginia Tile Company. She most recently served as the Corporate Controller from 2005 until March 2019. During her tenure at Virginia Tile Company, she was responsible for establishing sound financial management, promoting effective internal accounting controls, developing and leading highly competent accounting teams, and maintaining a documented system of accounting policies and procedures. She has an Associate in Commerce degree, with a concentration in accounting, from Henry Ford College in Dearborn, Michigan.

Mark B. Davis was appointed Vice President, Investor Relations, and Chief Accounting Officer on September 6, 2019. He previously served as our Controller since 2014. Prior to joining us, Mr. Davis worked for Target Corporation for five years in various financial reporting and accounting management positions. Prior to joining Target Corporation, Mr. Davis worked for KPMG LLP for eight years, where he earned his CPA certification. Mr. Davis holds a Bachelor of Science degree in accounting and management from the University of Minnesota – Twin Cities.

Joseph Kinder was appointed our Senior Vice President, Supply Chain and Distribution on July 21, 2020. Mr. Kinder previously served as our Vice President, Purchasing and Chief Supply Chain Officer from October 2017 until July 2020 and Senior Vice President — Operations from June 2012 to July 2017. Previously, Mr. Kinder served in several roles at The Tile Shop, LLC, including as Supply Chain Manager from August 1995 until June 2012, Assistant Store Manager from March 1994 to August 1995, and as a sales person from March 1993 to March 1994. Mr. Kinder holds a B.A. in Business from the College of Saint Thomas.

Board of Directors

The following table provides information about the members of our Board of Directors, including their ages, as of March 9, 2021.

Name	Age	Position
Class I Directors (Term Expires at 2022 Annual Meeting):
Peter J. Jacullo III(1)(2)**	66	Director
Cabell H. Lolmaugh	42	Director, Chief Executive Officer and President
Class II Directors (Term Expires at 2023 Annual Meeting):
Peter H. Kamin(1)(3)***	59	Director, Chairman of the Board
Mark J. Bonney(1)(2)*	66	Director
Class III Directors (Term Expires at 2021 Annual Meeting):
Deborah K. Glasser(2)(3)	53	Director
Linda Solheid(1)(3)	61	Director

* Audit Committee Chair.

** Compensation Committee Chair.

*** Nominating and Corporate Governance Committee Chair.

(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

(3)  Member of the Nominating and Corporate Governance Committee.

Peter J. Jacullo III has served as a member of our Board since August 2012. Previously, Mr. Jacullo served as a member of The Tile Shop, LLC’s board of managers from December 2007 to August 2012. Since July 1987, Mr. Jacullo has been a self-employed investor and consultant, and he currently serves on the board of directors of various privately-held companies. Previously, Mr. Jacullo was a Vice President and Director of the Boston Consulting Group from May 1984 to July 1987, where he was also employed in various other capacities from May 1978 to May 1984. Mr. Jacullo holds a B.A. in Economics from Johns Hopkins University and an M.B.A. from the University of Chicago. We believe that Mr. Jacullo is qualified to serve on our Board in light of the continuity that he provides on our Board and his experience as a professional investor.

Cabell H. Lolmaugh has been our Chief Executive Officer and President and a member of our Board since January 1, 2019. From February 2018 through December 2018, Mr. Lolmaugh was our Senior Vice President and Chief Operating Officer. Mr. Lolmaugh previously served as our Vice President, Retail Stores from October 2017 until February 2018, as our Director-Talent Development, leading our store training programs and strategy, from January 2016 until October 2017, and as our Director of Pro Services, leading our professional customer strategy, from July 2014 through January 2016. Mr. Lolmaugh served in numerous key roles at a store level from January 2002 through July 2014. Prior to joining us, Mr. Lolmaugh served in the United States Marine Corps. We believe that Mr. Lolmaugh is qualified to serve on our Board in light of his role as our Chief Executive Officer and the connection he provides to the day-to-day operational management.

Peter H. Kamin has served as a member of our Board since August 2012. Previously, Mr. Kamin served as a member of The Tile Shop, LLC’s board of managers from January 2012 to August 2012. Mr. Kamin is the founder of 3K Limited Partnership, a family limited partnership, and has served as its Managing Partner since January 2012. For the 11 years preceding the formation of 3K Limited Partnership, Mr. Kamin was a founding member and Managing Partner of ValueAct Capital. ValueAct Capital grew into a leading investment management organization during Mr. Kamin’s tenure. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P., a limited partnership organized to make investments in a select number of domestic public and private companies. Since June 2019, Mr. Kamin has served as a director and member of the audit committee and chair of the nominating and corporate governance committee of IAA, Inc., a publicly-traded multi-channel vehicle marketplace and former subsidiary of KAR Auction Services, Inc. Mr. Kamin is also a director of several privately-held companies. From May 2012 to October 2019, Mr. Kamin served as a director of MAM Software Group, Inc., then a publicly-traded provider of business automation and ecommerce solutions for the automotive aftermarket. Mr. Kamin holds a B.A. in Economics from Tufts University and an M.B.A. from the Harvard University Graduate School of Business. Mr. Kamin is a trustee of Tufts University. We believe that Mr. Kamin is qualified to serve on our Board due to his significant experience as a director of publicly-traded companies and his substantial experience as an investor.

Mark J. Bonney has served as a member of our Board since July 2020. Mr. Bonney currently serves as President and CEO of On Board Advisors, LLC, a financial and strategic advisory firm. Mr. Bonney previously served as a director of SeaChange International, Inc., a publicly-traded provider of end-to-end video delivery and management software solutions for cable wireless, OTT and other content providing enterprises, from August 2017 through December 2019, including as Executive Chair from April 2019 through October 2019, during which time he also served as principal executive officer, and Independent Chairman from October 2019 through December 2019. From May 2018 until its merger with Taptica, PLC on April 1, 2019, he served as President and Chief Executive Officer and a director of RhythmOne plc, a publicly-traded provider of multi-screen digital advertising solutions. Mr. Bonney also served as the Interim Chief Financial Officer of RhythmOne from February 4, 2019 to April 1, 2019. Prior to that, Mr. Bonney served as President and Chief Executive Officer of MRV Communications, Inc., a publicly-traded supplier of network equipment to the telecommunications industry, from December 2014 until its sale in August 2017 and as a director of MRV Communications, Inc. from April 2013 to August 2017. Mr. Bonney previously served as a director of Sigma Designs, Inc., a provider of high performance system-on-a-chip semiconductor solutions enabling the convergence of the smart home, from August 2012 through August 2015; Executive Vice President and Chief Financial Officer of Direct Brands, Inc., a direct to consumer media company, from 2010 to 2012; vice president and general manager of the Authentication Solutions Group of JDS Uniphase Corporation (“JDSU”), an optical technologies and telecommunications firm, from 2008 to 2010; and Executive Vice President and Chief Financial Officer of American Bank Note Holographics, Inc. (“ABNH”), an optical security device company, from 2005 to 2008, before the company’s sale to JDSU. Mr. Bonney also served as an outside director and chairman of the audit committee of ABNH from 2003 until 2005. Mr. Bonney has also previously held executive roles with technology companies, including President, Chief Operating Officer and a director of Axsys Technologies, Inc., a manufacturer of components and subsystems for aerospace, defense, data storage, medical and other high technology applications, from 1999 to 2002, and Chief Financial Officer of Zygo Corporation, a manufacturer of metrology measurement and control systems and optical components for semiconductor, data storage and industrial markets, from 1993 to 1999. Since January 2013, Mr. Bonney has served on the board of directors of Zix Corporation, a publicly-traded provider of cloud email security solutions. Mr. Bonney holds a B.S. in Business from Central Connecticut State University and an M.B.A. from the University of Hartford. We believe that Mr. Bonney is qualified to serve on our Board due to his significant experience in business and finance and his substantial experience as a director of a variety of public companies.

Deborah K. Glasser has served as a member of our Board since July 2020. Ms. Glasser previously served as Director of Marketing, Communications and Special Events for Jewish Family & Children’s Services of Northern New Jersey, from 2018 through January 2020. Prior to that, Ms. Glasser held a variety of senior marketing operations positions, including as Senior Director at TRANZACT, a Willis Towers Watson company that provides marketing solutions for insurance companies, from 2015 to 2017; Marketing Director at Tata Global Beverages Limited (now Tata Consumer Products Limited), a consumer products company with a portfolio that includes tea and coffee, from 2007 to 2011; Senior Director at Starwood Hotels & Resorts from 2004 to 2005; and as, among other roles, Senior Product Manager and Associate Director at Colgate-Palmolive Company, a global consumer products company focused on oral care, personal care, home care and pet nutrition, from 1996 to 2004. In addition, Ms. Glasser was the Founder of MarketGWB, LLC, where she served as a self-employed marketing and strategy consultant, from 2011 to 2015. Previously, Ms. Glasser was an Employee Benefits and Compensation consultant with Price Waterhouse from 1992 to 1994. Ms. Glasser holds a B.A. in Economics from Cornell University and an M.B.A. from The Wharton School of the University of Pennsylvania. We believe Ms. Glasser is qualified to serve on our Board due to her operating and management experience and her expertise in sales and marketing.

Linda Solheid has served as a member of our Board since July 2020. Ms. Solheid previously served at Room & Board, a privately-held retailer of modern furniture and home decor, including as Chief Information Officer from January 2016 until her retirement in December 2019 and Director of Technology from July 2007 through December 2015. During her tenure with Room & Board, Ms. Solheid was responsible for creating a unified multi-channel customer experience. Prior to joining Room & Board, Ms. Solheid held various information technology leadership positions, including as Director of Enterprise Business Applications with G&K Services, a service-focused market leader of branded uniform and facility services programs which was acquired by Cintas Corporation in March 2017, from April 2005 through July 2007; Director of Global Business Applications with H.B. Fuller, a leading global adhesives provider, from December 2003 through April 2005; and Director of Information Technology with CenterPoint Energy, an electric and natural gas utility, from August 2001 through December 2003. Ms. Solheid also previously served in a variety of roles at CIGNA Behavioral Health, which provides behavioral health services, from April 1991 to August 2001, including as Chief Information Officer and Director of Business Systems. Ms. Solheid received a B.A. degree in Sociology from the University of Minnesota and a Master’s Degree in Software Design and Development from the University of St. Thomas. We believe Ms. Solheid is qualified to serve on our Board due to her extensive experience leading the information technology function in the consumer retail industry.

In accordance with our Certificate of Incorporation, our Board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Except as otherwise provided by law and subject to the rights of any class or series of preferred stock, vacancies on our Board (including a vacancy created by an increase in the size of the Board) may be filled only by the affirmative vote of a majority of the remaining directors. A director elected by the Board to fill a vacancy (other than a vacancy created by an increase in the size of the Board) will generally serve for the unexpired term of such director’s predecessor in office and until such director’s successor is elected and qualified. A director appointed to fill a position resulting from an increase in the size of the Board will generally serve until the next annual meeting of stockholders at which the class of directors to which such director is assigned by the Board is to be elected by stockholders and until such director’s successor is elected and qualified. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Our directors are divided among the three classes as follows:

•The Class I directors are Messrs. Jacullo and Lolmaugh, with terms expiring at the annual meeting of stockholders to be held in 2022;

•The Class II directors are Messrs. Kamin and Bonney, with terms expiring at the annual meeting of stockholders to be held in 2023; and

•The Class III directors are Mss. Glasser and Solheid, with terms expiring at the annual meeting of stockholders to be held in 2021.

Our Board met eight times between January 1, 2020 and December 31, 2020. Each incumbent director attended at least 75% of the aggregate of the meetings of the Board and of the committees on which they served and which were held during the period for which they were directors or committee members during 2020. In addition, the directors often communicate informally to discuss our affairs and, when appropriate, take formal action by written consent, in accordance with our Certificate of Incorporation and Bylaws and Delaware law.

There are no family relationships among any of our directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Peter J. Jacullo III, a director, previously served as a manager and secretary of BlueEarth Biofuels, LLC, which filed for bankruptcy in May 2014 and was subsequently dissolved. Mark J. Bonney, a director, previously served as executive vice president and Chief Financial Officer of Direct Brands, Inc., a holding company, and as a director of two Canadian subsidiaries that were assigned into bankruptcy in Canada in December 2010. During 2020, the Company, the individual defendants (which include certain current and former directors) and Plaintiffs entered into the Stipulation of Settlement. See Part I, Item 3. “Legal Proceedings,” in this report for further details. In addition, on January 10, 2020, our then-serving directors delivered director standstill commitments (as to purchases of shares of our common stock) to us. See Part III, Item 11. “Executive Compensation—Director Compensation—Standstill Agreements,” in this report for further details.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely on a review of the copies of such reports and representations that no other reports were required, we believe that all Section 16 filing requirements applicable to our executive officers, directors and greater than 10% stockholders were complied with during the fiscal year ended December 31, 2020, except that (i) a Form 4 filed on November 19, 2020 by Robert A. Rucker was filed untimely with respect to reporting the sale of shares on each of November 11, 2020, November 12, 2020, November 13, 2020 and November 16, 2020 and (ii) a Form 4 filed on February 18, 2021 by Robert A. Rucker was filed untimely with respect to reporting the sale of shares on each of August 26, 2020, September 3, 2020 and October 1, 2020, the transfer and receipt of shares by gift on December 23, 2020 and the transfer of shares by gift on December 30, 2020.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Below is a description of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. Members of these committees serve until their resignation from the committee or until otherwise determined by our Board. Although we are no longer listed on Nasdaq, for purposes of evaluating the independence of our directors, our Board continues to use the Nasdaq standards for independence determinations. The Board has determined that each current member of each of these committees meets the Nasdaq and applicable SEC rules and regulations regarding “independence” and that each such member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to us.

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process, the audit of our financial statements, the audit of internal control over financial reporting and our compliance with laws and regulations to which we are subject and with our Code of Business Conduct and Ethics and Insider Trading Policy. Among other matters, the Audit Committee evaluates our independent auditor’s qualifications and independence (as required under the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”)), receives from the independent auditor written disclosures regarding the auditor’s independence pursuant to applicable PCAOB requirements and discusses the independent auditor’s independence with the independent auditor. The Audit Committee also determines the engagement, retention, and compensation of the independent auditor; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent auditor the results of the annual audit and the review of our quarterly financial statements, including the disclosures in our annual and quarterly reports to be filed with the SEC; assesses the performance of the independent auditor; approves the retention of the independent auditor to perform any proposed permissible non-audit services; reviews our risk assessment and risk management processes; establishes procedures for receiving, retaining, and investigating complaints received by us regarding accounting, internal accounting controls or audit matters; monitors the rotation of partners of the independent auditor on our engagement team as required by law; reviews our critical accounting policies and estimates; and oversees any internal audit function. Additionally, the Audit Committee oversees compliance with the Code of Business Conduct and Ethics, including the compliance work of our Compliance Officer; reviews and approves related person transactions; and reviews and evaluates, on an annual basis, the Audit Committee charter and performance. Beginning in 2021, our Audit Committee will begin reviewing our environmental, social and governance practices, including our practices to ensure responsible sourcing and sustainable business practices. Our independent registered public accounting firm and management each periodically meet privately with our Audit Committee.

All of the current members of our Audit Committee, as well as all members who served on our Audit Committee during 2020, meet or met the requirements for financial literacy under the Nasdaq and applicable SEC rules and regulations. Our Board has determined that Mr. Bonney is an audit committee financial expert as defined under the applicable rules of the SEC and is financially sophisticated as defined under the rules and regulations of Nasdaq. All current members of our Audit Committee, as well as all members who served on our Audit Committee during 2020, are or were independent directors as defined under the Nasdaq and applicable SEC and PCAOB rules and regulations. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC, which is available on the “Investor Relations” section of our website, investors.tileshop.com, under the “Corporate Governance—Governance Documents” heading. The Audit Committee met five times between January 1, 2020 and December 31, 2020.

Compensation Committee

Our Compensation Committee reviews and recommends policies relating to compensation and benefits of our executive officers and employees and oversees our regulatory compliance with respect to compensation matters. The Compensation Committee, at least annually, reviews and approves corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and sets the compensation of these officers based on such evaluations. The Compensation Committee also reviews and makes recommendations to the Board with respect to director compensation, approves the issuance of stock options, restricted stock and other awards under our equity compensation plans and oversees risks related to human capital management, including matters relating to employee compensation and benefits, engagement and training, and diversity and inclusion. The Compensation Committee reviews and prepares the necessary compensation disclosures required by the SEC. Additionally, the Compensation Committee reviews and evaluates, on an annual basis, the Compensation Committee charter and performance.

All of the current members of our Compensation Committee, as well as all members who served on our Compensation Committee during 2020, are or were independent under the Nasdaq and applicable SEC rules and regulations. The Compensation Committee operates under a written charter that satisfies the applicable standards of the SEC, which is available on the “Investor Relations” section of our website, investors.tileshop.com, under the “Corporate Governance—Governance Documents” heading. The Compensation Committee met five times between January 1, 2020 and December 31, 2020.

The Compensation Committee may approve executive compensation arrangements or, in its discretion, may recommend such matters to the full Board for approval. All executive compensation is based on assessments of executive performance, which are prepared by the Compensation Committee and submitted to the full Board for review and discussion. All Compensation Committee recommendations regarding director compensation are subject to approval by the full Board. Pursuant to its charter, the Compensation Committee may delegate any of its responsibilities to a subcommittee comprised of one or more members of the Compensation Committee; provided, that the Compensation Committee is not permitted to delegate its responsibilities with respect to any executive compensation arrangements intended to be exempt from Section 16(b) under the Exchange Act by virtue of such arrangements being approved by a committee of “non-employee directors.”

No executive officers may be present during any Compensation Committee voting or deliberations with respect to our Chief Executive Officer’s compensation. Our Chief Executive Officer may, at the Compensation Committee’s discretion, be present during any other voting or deliberations regarding compensation of our other executive officers.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee (the “Governance Committee”) is responsible for making recommendations regarding corporate governance; identification, evaluation and nomination of director candidates; and the structure and composition of our Board and committees thereof. In addition, the Governance Committee oversees our corporate governance documents, policies and procedures; approves our committee charters; contributes to succession planning; develops, and recommends to the Board, policies and procedures with regard to the nomination of directors or other corporate governance matters; and oversees the Board self-evaluation process. Additionally, the Governance Committee reviews and evaluates, on an annual basis, the Governance Committee charter and performance.

All of the current members of our Governance Committee, as well as all members who served on our Governance Committee during 2020, are or were independent under the Nasdaq rules and regulations. The Governance Committee operates under a written charter, which is available on the “Investor Relations” section of our website, investors.tileshop.com, under the “Corporate Governance—Governance Documents” heading. The Governance Committee met four times between January 1, 2020 and December 31, 2020.

DIRECTOR RECOMMENDATION AND NOMINATION PROCESS

The Governance Committee considers the following criteria, among other criteria that it deems appropriate, in recommending candidates for service on the Board:

•Personal and professional integrity;

•Experience in corporate management, such as service as an officer of a publicly held company and a general understanding of marketing, finance and other elements relevant to the success of a publicly held company;

•Experience in our industry;

•Experience as a member of the board of directors of another publicly held company;

•Academic expertise in our area of operations;

•Practical and mature business judgment, including the ability to make independent analytical inquires; and

•The manner in which a candidate’s appointment to the Board would impact the overall composition of the Board with regard to diversity of viewpoint, professional experience, education, skill, race, ethnicity, gender identity, sexual orientation, and national origin.

In assessing director candidates, the Governance Committee considers diversity, age, skills, and such other factors as it deems appropriate given our current needs and the current needs of the Board, to maintain a balance of knowledge, experience and capability. The Governance Committee does not have a formal diversity policy, however that term may be defined, and does not follow any ratio or formula with respect to diversity in order to determine the appropriate composition of the Board. However, it recognizes that having a diverse Board with a variety of viewpoints provides a more comprehensive decision-making process and reflects an increased emphasis on gender and diversity parity by investors. To advance our goal of promoting Board diversity, the Governance Committee, and any search firm retained by the Governance Committee, includes in its list of director candidates for potential recommendation to the Board one or more qualified women and minority candidates. Our commitment is reflected, in part, by our current Board composition, which includes two women out of six directors. In the case of incumbent directors whose terms of office are set to expire, the Governance Committee reviews these directors’ overall service to us during their terms, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Governance Committee assesses the independence of the nominee under applicable SEC rules and regulations and under the Nasdaq listing standards. Although we are no longer listed on Nasdaq, for purposes of evaluating the independence of our directors, our Board continues to use the Nasdaq standards for independence determinations. The Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee by majority vote.

The Governance Committee will consider director candidates recommended by stockholders. The Governance Committee does not alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder.

To nominate a director for the 2021 Annual Meeting, stockholders must submit such nomination in writing to our Secretary at 14000 Carlson Parkway, Plymouth, Minnesota 55441 no later than the close of business on April 22, 2021, nor earlier than March 23, 2021. You are advised to review our Bylaws for requirements relating to director nominees.

STOCKHOLDER PROPOSALS FOR 2021 ANNUAL MEETING

In order to have been considered for inclusion in this year’s annual meeting proxy statement, stockholder proposals must have been submitted in writing to us no later than February 11, 2021. Additionally, pursuant to the advance notice provisions of our Bylaws, as authorized by applicable state law, in order for stockholders to present director nominations or other business at the 2021 Annual Meeting, scheduled to be held on July 20, 2021 (with a record date of May 26, 2021), a stockholder’s notice of such nomination or other business must be received by our Secretary at 14000 Carlson Parkway, Plymouth, Minnesota 55441 no earlier than March 23, 2021 and no later than the close of business on April 22, 2021 and must be in a form that complies with the requirements set forth in our Bylaws. You are advised to review our Bylaws for these requirements. We reserve the right to reject, rule out of order, or take appropriate action with respect to any proposal that does not comply with these and other applicable requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses our policies and decisions with respect to the compensation of our executive officers named in the “Summary Compensation Table” below and the most important factors relevant to an analysis of these policies and decisions. The “named executive officers” to whom this discussion applies are:

•Cabell H. Lolmaugh, Chief Executive Officer and President;

•Nancy DiMattia, Senior Vice President and Chief Financial Officer;

•Mark B. Davis, Vice President, Investor Relations, and Chief Accounting Officer; and

•Joseph Kinder, Senior Vice President, Supply Chain and Distribution (since July 21, 2020).

Impact of COVID-19

In light of the impact the COVID-19 pandemic has had on the global economy and retail industry and us in particular, we have taken certain measures to mitigate the financial impact of the pandemic on us, including adjusting executive officer and director compensation during the year ended December 31, 2020, as described under “Executive Compensation—Compensation Discussion and Analysis—Executive Compensation Program Components—Base Salary” and “—2012 Omnibus Award Plan—Cash Performance Awards,” “Executive Compensation—Offer Letter Agreements,” “Executive Compensation—Non-Equity Incentive Plan Compensation,” and “Director Compensation” in this report.

Overview

We recognize that our ability to excel depends on the integrity, knowledge, imagination, skill, diversity, and teamwork of our employees. To this end, we strive to create an environment of mutual respect, encouragement, and teamwork that rewards commitment and performance and is responsive to the needs of our employees. The principles and objectives of our compensation and benefits programs for our employees generally, and for our named executive officers specifically, are to:

•Align compensation incentives with our corporate strategies, business and financial objectives, and the long-term interests of our stockholders;

•Motivate, reward and retain executives whose knowledge, skills, and performance ensure our continued success; and

•Ensure that total compensation is fair, reasonable, and competitive.

Each of the primary elements of our executive compensation program is discussed in more detail below. While we have identified particular compensation objectives that each element of executive compensation serves, our compensation programs are designed to be flexible and complementary and to collectively serve all of the executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that each individual element, to some extent, serves each of our objectives. Further, while each of our named executive officers has not been, and may not be, compensated with all individual compensation elements, we believe that the compensation provided to each individual named executive officer is, and will be, consistent with the overall compensation philosophy and objectives set forth above.

Compensation Determination Process

We review executive compensation annually, including evaluating our philosophy and compensation program as circumstances require. As part of this review process, we apply the values and the objectives outlined above, together with consideration of the levels of compensation that we would be willing to pay to ensure that our compensation remains competitive and meets our retention objectives in light of the cost to us if we were required to replace a key employee. In addition, we consider the results of non-binding advisory votes on named executive officer compensation, commonly referred to as “say-on-pay” votes. At our 2020 Annual Meeting of Stockholders, we held a say-on-pay vote on the compensation of our named executive officers as described in the proxy statement for that meeting. Stockholders approved the compensation of the named executive officers by a favorable vote exceeding 97% of votes cast, including abstentions. We are mindful of the opinions of our stockholders and considered these results when deciding to retain our general compensation philosophy and core objectives for the upcoming fiscal year.

The Compensation Committee engages Willis Towers Watson from time to time as a compensation consultant to assist in the periodic evaluation of our executive compensation programs. During 2020, the Compensation Committee engaged Willis Towers Watson to provide market data on executive compensation levels and recommendations regarding executive compensation. The Compensation

Committee took into account the information provided by the compensation consultant together with other information that the Committee deemed relevant, including the Committee’s assessments of individual executives’ performance and internal pay equity, in determining executive compensation levels for 2020. We believe that such information, together with other information obtained by the members of our Compensation Committee, helps ensure that our compensation program remains competitive and is aligned with performance. We anticipate that our Compensation Committee will continue to make adjustments in executive compensation levels in the future as a result of this market comparison process. Willis Towers Watson meets the independence standards specified by the SEC, and the Compensation Committee believes that the work Willis Towers Watson performed did not raise a conflict of interest.

The compensation levels of our named executive officers reflect, to a significant degree, the varying roles and responsibilities of such executives.

Executive Compensation Program Components

Base Salary. Base salaries of our named executive officers are initially established through arm’s-length negotiation at the time an executive is hired, taking into account such executive’s qualifications, experience, and prior salary. Base salaries of our named executive officers are reviewed periodically by our Chief Executive Officer, and in the case of our Chief Executive Officer’s base salary, by our Board, and adjustments to base salaries are approved based on the scope of an executive’s responsibilities, individual contribution, prior experience, and sustained performance. Decisions regarding salary adjustments may take into account the named executive officer’s current salary, equity or equity-linked interests, and the amounts paid to a named executive officer’s peers within our organization. In making decisions regarding salary adjustments, we may also draw upon the experience of members of our Board with other companies. Base salaries are also reviewed in the case of promotions or other significant changes in responsibility. No formulaic base salary increases are provided to our named executive officers. This strategy is consistent with our intent of offering base salaries that are cost-effective while remaining competitive.

Our Chief Executive Officer and President, Cabell H. Lolmaugh, was promoted to his current position effective January 1, 2019 at a base salary of $350,000 on an annualized basis. In response to the impact of the COVID-19 pandemic, the Board approved, and Mr. Lolmaugh agreed to, a temporary reduction of his annualized salary by 20% (from $350,000 to $280,000) in April 2020.

Our current Senior Vice President and Chief Financial Officer, Nancy DiMattia, was appointed in September 2019 at an annual base salary of $250,000. In response to the impact of the COVID-19 pandemic, the Board approved, and Ms. DiMattia agreed to, a temporary reduction of her annualized salary by 20% (from $250,000 to $200,000) in April 2020.

Our Vice President, Investor Relations, and Chief Accounting Officer, Mark B. Davis, was appointed in September 2019 at an annual base salary of $182,290. In response to the impact of the COVID-19 pandemic, the Board approved, and Mr. Davis agreed to, a temporary reduction of his annualized salary by 15% (from $182,290 to $154,947) in April 2020.

On July 21, 2020, the Board approved the reinstatement of Mr. Lolmaugh’s, Ms. DiMattia’s and Mr. Davis’s base salaries to their respective pre-reduction levels, effective for the payroll period beginning July 1, 2020.

Our Senior Vice President, Supply Chain and Distribution, Joseph Kinder, was promoted to his current position effective July 21, 2020 at a base salary of $218,000.

The actual base salaries earned by all of our named executive officers in 2020 are set forth in the “Summary Compensation Table” below.

On February 1, 2021, the Compensation Committee approved an increased annual base salary for each of the named executive officers: (1) Mr. Lolmaugh, $400,000; (2) Ms. DiMattia, $280,000; (3) Mr. Davis, $220,000; and (4) Mr. Kinder, $230,000, in each case effective as of January 1, 2021. The base salary increases were determined following the completion of the Compensation Committee’s assessment of individual executives’ performance and market compensation levels.

2012 Omnibus Award Plan. In June 2012, our Board and stockholders adopted an equity award plan, which became effective on August 21, 2012. The principal purpose of the equity award plan is to attract, retain, and motivate selected employees, consultants, and directors. As initially adopted, the equity award plan provided for stock-based compensation awards. In February 2013, the Compensation Committee and the Board amended the equity award plan to authorize grants of performance-based awards. At the same time, the plan was renamed the 2012 Omnibus Award Plan. The Compensation Committee administers the Omnibus Plan, subject to the right of our Board to assume authority for administration or delegate such authority to another committee of the Board.

Awards under the Omnibus Plan may be granted to individuals who are then our officers, employees, directors, or consultants or are the officers, employees, directors, or consultants of our subsidiaries.

Under the Omnibus Plan, 5,000,000 shares of our common stock have been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options and restricted stock awards.

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

The types of awards we have granted under the Omnibus Plan include the following:

Cash Performance Awards. In each of February 2018, February 2019 and February 2020, the Compensation Committee adopted specific performance targets and payout levels for each executive officer for the then-current fiscal year. Generally, the Compensation Committee reviews and certifies performance following the end of each fiscal year and may also consider discretionary factors when making awards.

In February 2020, the Compensation Committee approved the cash incentive bonus pool for fiscal 2020 based on an amount equal to 10% of the increase in EBITDA for fiscal year 2020 as compared to fiscal 2019, and adjusted for changes in cash incentive and long-term incentive bonus plan expenses, between 2020 and 2019. EBITDA is calculated by taking net income (loss) calculated in accordance with GAAP, and adjusting for interest expense, income taxes and depreciation and amortization expense. We believe that the use of an EBITDA metric provides useful information regarding the Company’s financial condition and results of operations for the purpose of determining management compensation. Employees eligible to participate in the plan were eligible to receive a share of the bonus pool based on their cash incentive target, divided by the total cash incentive targets for all participants in the plan. Employees who joined the Company or who were promoted into positions that participate in the cash incentive plan were eligible to receive a prorated share of their bonus opportunity based on the number of months of service provided to the Company while eligible to participate in the cash incentive plan. For fiscal 2020, Mr. Lolmaugh and Ms. DiMattia’s cash incentive targets were 50% of their base salaries. Mr. Davis and Mr. Kinder’s cash incentive targets were 40% of their base salaries.

In light of the challenges encountered following the onset of COVID-19 and the steps taken by management to successfully navigate these challenges, the Compensation Committee modified the cash incentive plan during 2020. The modified cash incentive plan provided an opportunity to earn a cash incentive based on the achievement of specific performance targets between August 2020 and December 2020. Under the modified cash incentive plan, a cash incentive bonus pool was established in an amount equal to 10% of the increase in EBITDA between August 2020 and December 2020 when compared to the same period in 2019, adjusted for changes in cash incentive and long-term incentive bonus plan expenses, between August 2020 and December 2020 when compared to the same period in 2019. EBITDA is calculated by taking net income (loss) calculated in accordance with GAAP, and adjusting for interest expense, income taxes and depreciation and amortization expense. Employees eligible to participate in the plan received a share of the bonus pool based on their cash incentive target divided by the total cash incentive targets for all participants in the plan. Employees who joined the Company or who were promoted into positions that participate in the cash incentive plan were eligible to receive a prorated share of their bonus opportunity based on the number of months of service provided to the Company while eligible to participate in the cash incentive plan. For fiscal 2020, Mr. Lolmaugh and Ms. DiMattia’s cash incentive targets were 50% of their base salaries. Mr. Davis and Mr. Kinder’s cash incentive targets were 40% of their base salaries. These targets translated to receiving a 16.9%, 12.1%, 7.0% and 8.4% share of the overall cash incentive bonus pool for Mr. Lolmaugh, Ms. DiMattia, Mr. Davis, and Mr. Kinder, respectively, in 2020.

The actual increase in EBITDA before cash incentive and long-term incentive bonus plan expenses between August 2020 and December 2020 when compared to EBITDA before cash incentive and long-term incentive bonus plan expense between August 2019 and December 2019 was $8.8 million. This amount was multiplied by 10% to establish a $0.9 million cash bonus pool, which resulted in payout equal to 84.4% of the annual cash incentive target for each of Messrs. Lolmaugh, Davis and Kinder and Ms. DiMattia.

The cash incentive compensation opportunities granted to our named executive officers in fiscal year 2020 are set forth in the “Grants of Plan-Based Awards for Fiscal 2020” table. The actual cash incentive compensation earned by each of our named executive officers in fiscal year 2020 is set forth in the “Summary Compensation Table” below.

On February 1, 2021, the Compensation Committee approved specific performance targets and payout levels for executive officers for the 2021 fiscal year. Under the 2021 plan, Mr. Lolmaugh, Ms. DiMattia, Mr. Davis, and Mr. Kinder’s cash incentive targets represent 75%, 50%, 40%, and 40% of their base salaries, respectively. The cash incentive plan for 2021 includes two separate performance targets. The first performance target is tied to the achievement of a revenue target and represents 25% of the cash incentive opportunity. Messrs. Lolmaugh, Davis and Kinder and Ms. DiMattia are each entitled to receive a partial incentive payment if we achieve at least 95% of the revenue performance target and can earn up to double the target incentive amount if we achieve 105% of the revenue performance target. The second performance target is tied to the achievement of an Adjusted EBITDA target, calculated in the manner as disclosed in MD&A, and further adjusted for changes in cash incentive and long-term bonus expenses. The Adjusted EBITDA target represents 75% of the cash incentive opportunity. Messrs. Lolmaugh, Davis and Kinder and Ms. DiMattia are each entitled to receive a partial incentive payment if we achieve at least 90% of the Adjusted EBITDA performance target and can earn up to double the target incentive amount if we achieve 110% of the Adjusted EBITDA performance target.

Equity and Equity-Linked Incentives. We use equity incentive awards pursuant to our Omnibus Plan to link the interests of our named executive officers with those of our stockholders. The Omnibus Plan provides that the administrator may grant or issue stock options and restricted stock or any combination thereof. Stock options may be either nonqualified stock options or incentive stock options. We expect vesting of these equity incentive awards to be dependent in whole or in part on continued employment, in order to encourage the retention of our named executive officers through the vesting period of the awards. In some cases, vesting may also be partially based on certain market conditions such as the annual appreciation of our common stock or upon the attainment of certain performance conditions such as an EBITDA target. In determining the size of inducement and ongoing equity awards to our named executive officers, our Compensation Committee considers a number of internal factors, such as the relative job scope, the value of outstanding equity awards, individual performance history, prior contributions to us, and the size of prior awards, as well as external factors such as the levels of unvested equity awards held by our executive officers in relation to their peers at comparable companies. The Compensation Committee also intends to consider the foregoing factors for future awards.

In March 2020, we granted 113,976, 28,494, 14,247 and 56,988 shares of restricted stock to Mr. Lolmaugh, Ms. DiMattia, Mr. Davis and Mr. Kinder, respectively. These shares of restricted stock were granted pursuant to the Omnibus Plan. The risks of forfeiture for these shares of restricted stock will lapse in four equal annual installments based on continued service.

The equity grants made to our named executive officers in fiscal year 2020 are set forth in the “Grants of Plan-Based Awards for Fiscal 2020” table and are discussed in the “Equity Grants” section of this item.

On February 1, 2021, the Compensation Committee approved the following equity awards to be granted two business days following the issuance of the Company’s earnings release for the year ended December 31, 2020: (1) time-based restricted stock in the amounts of $100,000, $66,667, $50,000 and $50,000 to Mr. Lolmaugh, Ms. DiMattia, Mr. Davis and Mr. Kinder, respectively; and (2) performance-based restricted stock in the amounts of $200,000, $133,333, $100,000 and $100,000 to Mr. Lolmaugh, Ms. DiMattia, Mr. Davis and Mr. Kinder, respectively. The number of restricted shares granted will be determined using the 30-trading day average of the Company’s closing stock price preceding the grant date. The shares of restricted stock will be granted pursuant to the Omnibus Plan. The risks of forfeiture for the time-based restricted stock will lapse in three equal annual installments based on continued service. The performance-based restricted stock will vest in three installments: 30% will vest on the day that the Company files its annual report for the year ended December 31, 2021; 30% will vest on the day that the Company files its annual report for the year ended December 31, 2022; and 40% will vest on the day that the Company files its annual report for the year ended December 31, 2023, in each case subject to (i) the employee remaining in continuous employment with the Company prior to and as of December 31 of the year preceding the applicable vesting date and (ii) further subject to the Company achieving 14%, 16%, and 18% of the profit metric, defined as Adjusted EBITDA divided by sales (as such results are reported in the Company’s annual report for the applicable year), for the years ended December 31, 2021, 2022, and 2023, respectively. In an effort to further align executive compensation with performance, two-thirds of the equity incentives for 2021 are based on achieving performance goals. The Compensation Committee determined the levels of equity grants after assessing individual executives’ performance, their role with, and contributions to, the Company, and market compensation data provided by the compensation consultant.

Retirement Savings. All of our full-time employees, including our named executive officers, are eligible to participate in The Tile Shop 401(k) Retirement Plan. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was $19,500 in 2020 (or $26,000 for employees over 50), and to have the amount of this reduction contributed to the 401(k) plan. In fiscal years 2018, 2019 and 2020, we made a matching contribution of $0.50 for every $1.00 that each applicable employee contributed to the 401(k) plan, up to a maximum of 5% of such employee’s salary. Each year, this matching contribution vests as to 20% of the aggregate matching contributions for such employee, such that all past and future matching contributions will be vested after the employee has been employed by us for a period of five years.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the proxy statement and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Compensation Committee of the Board of Directors:

Peter J. Jacullo III, Chair

Mark J. Bonney

Deborah K. Glasser

Summary Compensation Table for Fiscal 2020

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2018 through December 31, 2020 by each of the named executive officers for each year in which each individual was a named executive officer. The positions listed are those held as of December 31, 2020.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total ($)
Cabell Lolmaugh(3)	2020	335,417		-		91,716	-	147,734	5,083	(4)	579,950
Chief Executive Officer and	2019	350,000		-		-	249,918	-	5,208	(4)	605,126
President	2018	240,625	(5)	-		124,875	125,392	-	3,631	(4)	494,523
Nancy DiMattia(6)	2020	239,583		-		22,929	-	105,524	6,739	(4)	374,775
Senior Vice President and	2019	79,166	(7)	30,000	(8)	100,001	-	-	37,302	(9)	246,469
Chief Financial Officer
Mark Davis(6)	2020	176,593		-		11,465	-	61,555	4,415	(4)	254,028
Vice President, Investor	2019	182,290	(10)	44,245	(11)	140,002	-	-	5,663	(4)	372,200
Relations, and Chief
Accounting Officer
Joseph Kinder(12)	2020	208,917	(13)	-		45,858	-	73,613	5,223	(4)	333,611
Senior Vice President,
Supply Chain and Distribution

(1)        The value of stock awards and options in this table represents the fair value of such awards granted or modified during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“Topic 718”). The assumptions used to determine the valuation of the awards are discussed in Note 12 to our consolidated financial statements.

(2)         Represents incentive compensation paid based on our achievement of EBITDA financial goals. See “Non-Equity Incentive Plan Compensation” below for additional discussion.

(3)          Mr. Lolmaugh was appointed Chief Executive Officer and President on January 1, 2019. He previously served as our Senior Vice President and Chief Operating Officer from February 2018 through December 2018.

(4)          Represents employer 401(k) contributions.

(5)          Includes base salary received by Mr. Lolmaugh for services as Senior Vice President and Chief Operating Officer from February 19, 2018 through December 31, 2018 and base salary received by Mr. Lolmaugh for services as Vice President, Retail Stores, from January 1, 2018 through February 18, 2018.

(6)         Ms. DiMattia and Mr. Davis were not named executive officers in 2018. They were appointed to their current positions on September 6, 2019.

(7)          Includes base salary received by Ms. DiMattia for services as Senior Vice President and Chief Financial Officer from September 6, 2019 to December 31, 2019.

(8)          Represents a bonus awarded to Ms. DiMattia in 2020 for individual performance in 2019. This bonus was negotiated in connection with Ms. DiMattia becoming our employee and was payable if Ms. DiMattia’s performance during 2019 met Mr. Lolmaugh’s expectations. Mr. Lolmaugh determined Ms. DiMattia’s 2019 performance met such expectations.

(9)         Represents $36,000 received for consulting services rendered in 2019 prior to Ms. DiMattia becoming an employee and $1,302 of employer 401(k) contributions.

(10)        Includes base salary received by Mr. Davis for services as Vice President, Investor Relations, and Chief Accounting Officer from September 6, 2019 to December 31, 2019 and base salary received by Mr. Davis for services as Controller from January 1, 2019 through September 5, 2019.

(11)        Represents a discretionary bonus awarded to Mr. Davis in 2019 related to services rendered in 2018.

(12)        Mr. Kinder was not a named executive officer in 2018 or 2019. He was appointed to his current position on July 21, 2020.

(13)        Includes base salary received by Mr. Kinder for services as Senior Vice President, Supply Chain and Distribution, from July 21, 2020 to December 31, 2020 following Mr. Kinder’s appointment to a named executive officer position, and base salary received by Mr. Kinder for services as Vice President, Purchasing and Chief Supply Chain Officer from January 1, 2020 to July 20, 2020.

Grants of Plan-Based Awards for Fiscal 2020

The following table sets forth certain information regarding grants of plan-based awards during the fiscal year ended December 31, 2020:

			Estimated future payouts under non-equity incentive plan awards ($)(1)			All other stock awards:		All other option awards:	Exercise or base price	Grant date fair value of stock
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Number of shares of stock or units (#)		Number of securities underlying options (#)	of option awards ($/Sh)	and option awards ($)
Cabell Lolmaugh	3/16/2020	3/13/2020	-	-	-	113,976	(2)	-	-	91,716
Cabell Lolmaugh	N/A	N/A	-	175,000	-	-		-	-	-
Nancy DiMattia	3/16/2020	3/13/2020	-	-	-	28,494	(2)	-	-	22,929
Nancy DiMattia	N/A	N/A	-	125,000	-	-		-	-	-
Mark Davis	3/16/2020	3/13/2020	-	-	-	14,247	(2)	-	-	11,465
Mark Davis	N/A	N/A	-	72,916	-	-		-	-	-
Joseph Kinder	3/16/2020	3/13/2020	-	-	-	56,988	(2)	-	-	45,858
Joseph Kinder	N/A	N/A	-	87,200	-	-		-	-	-

(1)The cash incentive compensation plan approved by the Compensation Committee in February 2020 was based on the increase in EBITDA, before cash incentive and long-term incentive bonus plan expenses, for fiscal 2020 when compared to fiscal 2019. Mr. Lolmaugh and Ms. DiMattia were each eligible to earn target cash incentive compensation equal to 50% of their respective year-end base salaries. Messrs. Davis and Kinder were eligible to earn target cash incentive compensation equal to 40% of their respective year-end base salaries. These awards did not have threshold or maximum levels. Employees eligible to participate in the plan were eligible to receive a proportionate share of the cash incentive bonus pool based on each employee’s bonus target in relation to the total bonus targets for all participants in the plan.

In light of the challenges encountered following the onset of COVID-19 and the steps taken by management to successfully navigate these challenges, the Compensation Committee modified the cash incentive plan during 2020. The modified cash incentive plan provided an opportunity to earn a cash incentive based on the achievement of specific performance targets between August 2020 and December 2020. Under the modified cash incentive plan, the cash incentive was based on the increase in EBITDA between August 2020 and December 2020 when compared to the same period in 2019, adjusted for changes in cash incentive and long-term incentive bonus plan expenses, between August 2020 and December 2020 when compared to the same period in 2019. EBITDA is calculated by taking net income (loss) calculated in accordance with GAAP, and adjusting for interest expense, income taxes and depreciation and amortization expense. Mr. Lolmaugh and Ms. DiMattia were each eligible to earn target cash incentive compensation equal to 50% of their respective year-end base salaries. Messrs. Davis and Kinder were eligible to earn target cash incentive compensation equal to 40% of their respective year-end base salaries. These awards did not have threshold or maximum levels. Employees eligible to participate in the plan receive a proportionate share of the cash incentive bonus pool based on each employee’s bonus target in relation to the total bonus targets for all participants in the plan. Actual cash incentives earned by the named executive officers are reported in the Summary Compensation Table.

(2)Represents shares of restricted stock for which the risk of forfeiture will lapse in four equal annual installments beginning on March 16, 2021 based on continued service.

Offer Letter Agreements

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

In September 2019, as the result of arm’s length negotiations, we entered into offer letter agreements with Ms. DiMattia and Mr. Davis setting forth the terms and conditions of their employment as our Senior Vice President and Chief Financial Officer and our Vice President, Investor Relations, and Chief Accounting Officer, respectively.

In response to the impact of the COVID-19 pandemic, the Board approved, and Mr. Lolmaugh, Ms. DiMattia and Mr. Davis each agreed to, a temporary reduction of his or her annualized salary to $280,000, $200,000 and $154,947, respectively. All other terms of their offer letter agreements remained unchanged, other than a change to clarify that the temporary reduction in base salary would not constitute good reason for severance under such agreements. On July 21, 2020, the Board approved the reinstatement of Mr. Lolmaugh’s, Ms. DiMattia’s and Mr. Davis’s base salaries to their respective pre-reduction levels, effective July 1, 2020, which was the beginning of the Company’s payroll period.

Pursuant to the offer letter agreement, Messrs. Lolmaugh and Davis and Ms. DiMattia are entitled to receive severance benefits if their employment is terminated by us without severance cause at any time or if they resign for good reason (as such terms are defined in the offer letter agreements), subject to execution of a full release in our favor. In such an event, Messrs. Lolmaugh and Davis and Ms. DiMattia are entitled to continued payment of their base salary for six months and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for them during the month immediately prior to termination. Upon a change of control (as such term is defined in the Omnibus Plan), Messrs. Lolmaugh and Davis and Ms. DiMattia are also entitled to full vesting acceleration with respect to any unvested stock options if they are not offered employment by the successor entity, or if they are terminated without cause (as defined in the Omnibus Plan) or constructively terminated prior to the first anniversary of the change of control.

In October 2020, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Kinder setting forth the terms and conditions of his employment as our Senior Vice President, Supply Chain and Distribution. Pursuant to the offer letter agreement, Mr. Kinder is entitled to receive severance benefits of continued payment of his base salary for six months if his employment is terminated by us without severance cause or he resigns for good reason (as such terms are defined in his offer letter agreement) due to a change of control, subject to execution of a full release in our favor. Upon a change of control, Mr. Kinder is entitled to full vesting acceleration with respect to any unvested restricted stock if he is not offered employment by the successor entity, or if he is terminated without cause or constructively terminated prior to the first anniversary of the change of control.

As defined in the offer letter agreements, “severance cause” means (1) the employee’s willful misconduct in connection with employment or willful failure to perform responsibilities in the best interests of us, as determined by (i) the Board, for each of Messrs. Lolmaugh and Davis and Ms. DiMattia, or (ii) the Company’s Chief Financial Officer, for Mr. Kinder; (2) conviction of, or plea of nolo contendere or guilty to, a felony other than an act involving a traffic related infraction; (3) any act of fraud, theft, embezzlement or other material dishonesty by the employee that harmed us; (4) intentional violation of a federal or state law or regulation applicable to our business, which violation was or is reasonably likely to be injurious to us; or (5) the employee’s repeated failure to perform his or her duties and obligations of his or her position with us, which failure is not cured within thirty (30) days after notice of such failure from (i) the Board, for each of Messrs. Lolmaugh and Davis and Ms. DiMattia, or (ii) the Chief Financial Officer, for Mr. Kinder. “Good reason” exists if an employee resigns as a result of (1) a material reduction in annual base salary or job responsibility (but not the temporary base salary reduction in 2020 described above) or (2) the relocation of the employee’s principal office location to a facility or location located more than 50 miles from his or her current principal office location. The full definition of “severance cause” and “good reason” is set forth in the offer letter agreements.

For purposes of the Omnibus Plan, subject to exceptions set forth in the Omnibus Plan, a “change of control” generally includes (1) the acquisition of more than 50% of our common stock; (2) the incumbent Board ceasing to constitute a majority of the Board during any period of two consecutive years; (3) a merger, consolidation, reorganization or business combination, or a sale of substantially all of our assets; and (4) stockholder approval of our complete liquidation or dissolution. “Cause,” as defined in the Omnibus Plan, generally means any act or omission the Compensation Committee determines constitutes cause for termination, including (1) a material violation of any of our policies, including the Code of Business Conduct and Ethics; (2) embezzlement from, or theft of, our property; (3) willful failure to perform, or gross negligence in the performance of, assigned duties; or (4) other intentional misconduct, whether related to employment or otherwise, which has, or could potentially have, a material adverse effect on our business. The full definition of “change of control” and “cause” is set forth in the Omnibus Plan.

In connection with their offer letter agreements, each of Messrs. Lolmaugh, Davis and Kinder agreed not to compete, directly or indirectly, with us, and each of Messrs. Lolmaugh, Davis and Kinder and Ms. DiMattia agreed not to solicit any of our employees or business contacts, during the term of their employment and for a period of one year thereafter.

Non-Equity Incentive Plan Compensation

In February 2020, the Compensation Committee adopted specific performance targets and payout levels for each executive officer for the then-current fiscal year. Generally, the Compensation Committee reviews and certifies performance following the end of each fiscal year and may also consider discretionary factors when making awards.

For fiscal 2020, the cash incentive bonus pool was based on an amount equal to 10% of the increase in EBITDA, adjusted for changes in cash incentive and long-term incentive bonus plan expenses, between fiscal 2019 and fiscal 2020. EBITDA is calculated by taking net income (loss) calculated in accordance with GAAP, and adjusting for interest expense, income taxes and depreciation and amortization expense. We believe that the use of an EBITDA metric provides useful information regarding the Company’s financial condition and results of operations for the purpose of determining management compensation. Employees eligible to participate in the plan were eligible to receive a share of the bonus pool based on their cash incentive target, divided by the total cash incentive targets for all participants in the plan. Employees who joined the Company or who were promoted into positions that participate in the cash incentive plan were eligible to receive a prorated share of their bonus opportunity based on the number of months of service provided to the Company while eligible to participate in the cash incentive plan. For fiscal 2020, Mr. Lolmaugh and Ms. DiMattia’s cash incentive targets were 50% of their base salaries. Mr. Davis and Mr. Kinder’s cash incentive targets were 40% of their base salaries.

In light of the challenges encountered following the onset of COVID-19 and the steps taken by management to successfully navigate these challenges, the Compensation Committee modified the cash incentive plan during 2020. The modified cash incentive plan provided an opportunity to earn a cash incentive based on the achievement of specific performance targets between August 2020 and December 2020. Under the modified cash incentive plan, a cash incentive bonus pool was established in an amount equal to 10% of the increase in EBITDA, adjusted for changes in cash incentive and long-term incentive bonus plan expenses, between August 2020 and December 2020 when compared to achievement during the same period in 2019. EBITDA is calculated by taking net income (loss) calculated in accordance with GAAP, and adjusting for interest expense, income taxes and depreciation and amortization expense. Employees eligible to participate in the plan received a share of the bonus pool based on their cash incentive target divided by the total cash incentive targets for all participants in the plan. Employees who joined the Company or who were promoted into positions that participate in the cash incentive plan were eligible to receive a prorated share of their bonus opportunity based on the number of months of service provided to the Company while eligible to participate in the cash incentive plan. For fiscal 2020, Mr. Lolmaugh and Ms. DiMattia’s cash incentive targets were 50% of their base salaries. Mr. Davis and Mr. Kinder’s cash incentive targets were 40% of their base salaries. These targets translated to receiving a 16.9%, 12.1%, 7.0% and 8.4% share of the overall cash incentive bonus pool for Mr. Lolmaugh, Ms. DiMattia, Mr. Davis, and Mr. Kinder, respectively, in 2020.

The actual increase in EBITDA before cash incentive and long-term incentive bonus plan expenses between August 2020 and December 2020 when compared to achievement for the same period in 2019 was $8.8 million. This amount was multiplied by 10% to establish a $0.9 million bonus pool, which resulted in payout equal to 84.4% of the annual cash incentive target for each of Messrs. Lolmaugh, Davis and Kinder and Ms. DiMattia.

Equity Grants

All restricted stock awards issued in fiscal year 2020 to named executive officers were issued pursuant to the Omnibus Plan. Pursuant to the Omnibus Plan, in the event of a change of control, any unvested equity awards may be accelerated at the sole discretion of the Compensation Committee.

We have also provided for the acceleration of vesting of certain equity awards granted to Messrs. Lolmaugh, Davis and Kinder and Ms. DiMattia in the event of our change of control pursuant to their offer letter agreements. In the event of a change of control, if they are terminated without cause or are otherwise constructively terminated prior to the first anniversary of the change of control, the vesting of such unvested awards will be accelerated in full immediately prior to such termination. We believe that these acceleration opportunities will further align the interests of our executives with those of our stockholders by providing our executives an opportunity to benefit alongside our stockholders in a corporate transaction.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2020

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2020:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have not Vested ($)*
Cabell Lolmaugh	8/21/2012	2,750	-		10.00	8/21/2022	-		-
Cabell Lolmaugh	10/21/2014	5,700	-		8.58	10/21/2021	-		-
Cabell Lolmaugh	7/14/2015	1,613	-		14.19	7/14/2022	-		-
Cabell Lolmaugh	10/17/2017	-	-		-	-	3,012	(1)	12,952
Cabell Lolmaugh	11/6/2017	20,175	6,725	(2)	8.50	11/6/2027	-		-
Cabell Lolmaugh	2/22/2018	28,000	28,000	(3)	5.55	2/22/2028	-		-
Cabell Lolmaugh	2/22/2018	-	-		-	-	11,250	(4)	48,375
Cabell Lolmaugh	2/20/2019	24,266	72,801	(5)	6.26	2/20/2029	-		-
Cabell Lolmaugh	3/16/2020	-	-		-	-	113,976	(6)	490,097
Nancy DiMattia	10/23/2019	-	-		-	-	43,104	(7)	185,347
Nancy DiMattia	3/16/2020	-	-		-	-	28,494	(6)	122,524
Mark Davis	10/21/2014	20,000	-		8.58	10/21/2021	-		-
Mark Davis	7/14/2015	2,737	-		14.19	7/14/2022	-		-
Mark Davis	11/6/2017	4,050	1,350	(2)	8.50	11/6/2027	-		-
Mark Davis	2/20/2019	-	-		-	-	4,793	(8)	20,610
Mark Davis	10/23/2019	-	-		-	-	43,104	(7)	185,347
Mark Davis	3/16/2020	-	-		-	-	14,247	(6)	61,262
Joseph Kinder	11/6/2017	20,175	6,725	(2)	8.50	11/6/2027	-		-
Joseph Kinder	7/20/2018	50,000	-		8.80	7/20/2028	-		-
Joseph Kinder	3/16/2020	-	-		-	-	56,988	(6)	245,048

* Based on the closing stock price of our common stock of $4.30 on December 31, 2020, the last trading day of the 2020 fiscal year.

(1)          The risks of forfeiture for these shares of restricted stock will lapse on October 17, 2021.

(2)          These options become exercisable on November 6, 2021.

(3)          These options become exercisable in two equal annual installments beginning on February 22, 2021.

(4)          The risks of forfeiture for these shares of restricted stock will lapse in two equal annual installments beginning on February 22, 2021.

(5)          These options become exercisable in three equal annual installments beginning on February 20, 2021.

(6)          The risks of forfeiture for these shares of restricted stock will lapse in four equal annual installments beginning on March 16, 2021.

(7)          The risks of forfeiture for these shares of restricted stock will lapse in three equal annual installments beginning on October 23, 2021.

(8)          The risks of forfeiture for these shares of restricted stock will lapse in three equal installments beginning on February 20, 2021.

Option Exercises and Stock Vested for Fiscal 2020

The following named executive officers had restricted common stock vest during the fiscal year ended December 31, 2020. No named executive officer exercised stock options during the 2020 fiscal year. Joseph Kinder did not have any restricted common stock vest during the 2020 fiscal year.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Cabell Lolmaugh	8,637	(1)	22,261
Nancy DiMattia	14,368	(2)	55,892
Mark Davis	15,965	(3)	59,213

(1)The 8,637 shares that vested during 2020 include 3,102 shares that were withheld to cover taxes and 5,535 that were issued to Mr. Lolmaugh.

(2)The 14,368 shares that vested during 2020 include 4,110 shares that were withheld to cover taxes and 10,258 that were issued to Ms. DiMattia.

(3)The 15,965 shares that vested during 2020 include 4,855 shares that were withheld to cover taxes and 11,110 that were issued to Mr. Davis.

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for our named executive officers during the fiscal year ended December 31, 2020.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was paid to or earned by the named executive officers during the fiscal year ended December 31, 2020.

Potential Payments Upon Termination or Change in Control

As discussed above in connection with each named executive officer’s offer letter agreement, Messrs. Lolmaugh and Davis and Ms. DiMattia are eligible to receive severance benefits in the event that their employment is terminated by us without cause or by the employee for good reason, and Mr. Kinder is eligible to receive severance benefits in the event that his employment is terminated by us without cause or by him for good reason due to a change of control. Additionally, Messrs. Lolmaugh, Davis and Kinder and Ms. DiMattia are entitled to full vesting of certain outstanding equity awards if, in the event of a change of control, they are not offered employment by the successor entity, or they are terminated without cause or are otherwise constructively terminated prior to the first anniversary of the change of control. Additional information regarding non-competition and non-solicitation provisions is disclosed above under “Offer Letter Agreements.”

The amounts payable by us to each of our named executive officers, assuming that each individual’s employment had terminated on December 31, 2020, under each scenario are as follows:

Name	In Connection with a Change in Control ($)(1)		By Company Not for Cause ($)		By NEO for Good Reason ($)
Cabell Lolmaugh	175,000	(1)	175,000	(3)	175,000	(3)
Nancy DiMattia	126,806	(1)	126,806	(3)	126,806	(3)
Mark Davis	92,951	(1)	92,951	(3)	92,951	(3)
Joseph Kinder	354,048	(2)	-		-

(1)Represents full vesting of all outstanding stock options to purchase common stock, based on the closing stock price of our common stock of $4.30 on December 31, 2020, the last trading day of the 2020 fiscal year and the continued payment of six-months base salary and an additional payment in an amount equal to six times our contribution for the monthly health insurance premium for them during the month immediately prior to termination. Continued payment of base salary for a six-month period would have resulted in payments of $175,000, $125,000, and $91,145 to Mr. Lolmaugh, Ms. DiMattia and Mr. Davis, respectively, as of December 31, 2020. The payment equal to six months of the Company’s contribution for monthly health insurance premiums would have resulted in payments of $1,806 to each of Ms. DiMattia and Mr. Davis.

(2)Represents continued payment of six-months base salary of $109,000, which Mr. Kinder is eligible to receive in the event his employment is terminated by us without severance cause or by him for good reason due to a change of control. Additionally, this amount includes the lapse of the risks of forfeiture on all outstanding shares of restricted stock, equal to $245,048, based on the closing stock price of our common stock of $4.30 on December 31, 2020, the last trading day of the 2020 fiscal year, which Mr. Kinder is eligible to receive in the event of a change of control, as described above.

(3)Represents continued payment of six-months base salary and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for them during the month immediately prior to termination. Continued payment of base salary for a six-month period would have resulted in payments of $175,000, $125,000, and $91,145 to Mr. Lolmaugh, Ms. DiMattia, and Mr. Davis, respectively, as of December 31, 2020. The payment equal to six months of the Company’s contribution for monthly health insurance premiums would have resulted in payments of $1,806 for each of Ms. DiMattia and Mr. Davis.

PAY RATIO

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, we are providing the following information about the relationship of the median annual total compensation of our employees and the annual total compensation of Mr. Lolmaugh, who served as our Chief Executive Officer during fiscal year 2020. The pay ratio included below is a reasonable estimate calculated in a manner consistent with the regulations.

For 2020, our last completed fiscal year:

•the median of the annual total compensation of all our employees (other than Mr. Lolmaugh) was $49,280; and

•the annual total compensation of Mr. Lolmaugh, as reported in the above Summary Compensation Table, was $579,950.

Based on this information, for fiscal year 2020 the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all employees was 11.77 to 1.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our Chief Executive Officer, we did the following:

Employee Count. We determined that, as of December 15, 2020, our employee population consisted of approximately 1,140 individuals all located in the United States and China. We selected December 15, 2020, which is within the last three months of 2020, as the date upon which we would identify the median employee because it enabled us to make such identification in a reasonably efficient and economical manner. Our employee population for purposes of the pay ratio calculation consisted of approximately 1,139 individuals, all of whom were located in the United States. We have excluded one individual located in China from the pay ratio calculation pursuant to the de minimis exemption, as our employee population in China is less than 1% of our total employee population.

Median Employee. To identify the median employee from our employee population, we compared the amount of salary, wages, tips and overtime pay of our employees as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2020 (less severance and settlement earnings). In making this determination, we annualized the compensation of any full-time employees who were hired in 2020 and were working for us on December 15, 2020, but did not work for us the entire fiscal year. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our included employees are located in the United States, as is our Chief Executive Officer, we did not make any cost-of-living adjustments in identifying the median employee.

Median Employee Total Compensation. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $49,280. The difference between such employee’s salary, wages, tips and overtime pay and the employee’s annual total compensation represents the value of our matching contributions to participants in The Tile Shop 401(k) Retirement Plan (estimated at $1,232).

Chief Executive Officer Total Compensation. Mr. Lolmaugh had annual total compensation of $579,950, which includes base salary, the fair value of stock awards granted in 2020, non-equity incentive plan compensation earned in 2020, and employer 401(k) match.

DIRECTOR COMPENSATION

Each of our non-employee directors receives an annual fee of $100,000 and the chairperson of our Board receives an additional annual fee of $75,000. The chairperson of the Audit Committee receives an additional annual fee of $40,000 and the chairperson of each of the Compensation Committee and Nominating and Corporate Governance Committee receives an additional annual fee of $15,000. Cash compensation is payable quarterly. Non-employee directors may elect to have 50% or 100% of their annual compensation paid in the form of restricted stock. The annual period for director compensation runs based on the date of the Annual Meeting of Stockholders each year.

In response to the impact of the COVID-19 pandemic, the Board modified our non-employee director compensation to reduce the annual fees payable to the chairpersons of the Board and its committees during the period that commenced on the date immediately following the 2020 Annual Meeting of Stockholders, July 22, 2020, and concluding on the date of our 2021 Annual Meeting of Stockholders (or such earlier date as the Board determines otherwise). Each of our non-employee directors continues to receive an annual fee of $100,000. The additional annual fee payable to the chairperson of the Board was reduced from $75,000 to $50,000, the additional annual fee payable to the chairperson of the Audit Committee was reduced from $40,000 to $20,000, and the additional annual fees of $15,000 that were previously payable to the chairperson of each of the Compensation Committee and the Nominating and Corporate Governance Committee were eliminated. On February 1, 2021, the Board approved reinstatement of director compensation to previous levels beginning in the period following the 2021 Annual Meeting of Stockholders.

On July 16, 2019, Messrs. Krasnow, Rucker and Jacullo elected to receive compensation fully in the form of restricted stock granted pursuant to the Omnibus Plan. Messrs. Kamin and Livingston elected to receive compensation as one-half restricted stock and one-half cash compensation, payable quarterly. The number of shares of our restricted stock granted was equal to the quotient obtained by dividing (i) the amount of the annual fee payable to such non-employee director in the form of restricted stock, as set forth above, by (ii) the average closing price on Nasdaq of our common stock over the 30 trading days immediately preceding the date of grant. Messrs. Krasnow, Rucker and Jacullo received 28,256, 24,571 and 24,571 shares of restricted stock, respectively. Messrs. Kamin and Livingston received 21,499 and 17,200 shares of restricted stock, respectively. The risks of forfeiture for these shares of restricted stock generally lapsed on July 16, 2020, as the earlier of the date of the 2020 Annual Meeting or July 16, 2020, contingent upon the applicable non-employee director’s continued service on our Board.

As a result of Mr. Rucker’s resignation from the Board on February 12, 2020, the 24,571 restricted shares that had been awarded to Mr. Rucker on July 16, 2019 were forfeited.

In connection with Mr. Krasnow’s resignation from the Board on March 24, 2020, the Board modified Mr. Krasnow’s restricted share award to accelerate the vesting of the 28,256 shares that had been awarded to Mr. Krasnow on July 16, 2019.

On July 21, 2020, Messrs. Kamin and Jacullo and Ms. Glasser elected to receive compensation fully in the form of restricted stock granted pursuant to the Omnibus Plan. Mr. Bonney and Ms. Solheid elected to receive compensation as one-half restricted stock and one-half cash compensation, payable quarterly. The number of shares of our restricted stock granted was equal to the quotient obtained by dividing (i) the amount of the annual fee payable to such non-employee director in the form of restricted stock, as set forth above, by (ii) the average closing price on the Pink Tier of the OTC Markets of our common stock over the 30 trading days immediately preceding the date of grant. Messrs. Kamin and Jacullo and Ms. Glasser received 107,849, 71,900 and 71,900 shares of restricted stock, respectively. Mr. Bonney and Ms. Solheid received 43,140 and 35,950 shares of restricted stock, respectively. The risks of forfeiture for these shares of restricted stock will generally lapse on the earlier of the date of the 2021 Annual Meeting, which is currently anticipated to be July 20, 2021, or July 21, 2021, contingent upon the applicable non-employee director’s continued service on our Board.

Director Compensation Table for Fiscal 2020

The following table summarizes the compensation paid to each non-employee director who served during the fiscal year ended December 31, 2020. Mr. Lolmaugh does not receive any separate compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)(2)		All Other Compensation ($)	Total ($)
Peter H. Kamin	43,750	(3)	158,538		-	202,288
Mark J. Bonney	30,000	(4)	63,416		-	93,416
Deborah K. Glasser	-		105,693		-	105,693
Peter J. Jacullo III	-		105,693		-	105,693
Todd Krasnow	-		14,128	(7)	-	14,128
Philip B. Livingston(9)	35,000	(5)	-		-	35,000
Robert Rucker (8)	-		-		-	-
Linda Solheid	25,000	(6)	52,847		-	77,847

(1)          The table reflects the grant date fair value, as computed in accordance with Topic 718, of the director restricted share awards granted or modified in fiscal year 2020. The assumptions used to determine the valuation of the awards are discussed in Note 12 to our consolidated financial statements.

(2)          The aggregate number of shares of restricted stock held by each of the directors listed in the table above as of December 31, 2020 was as follows: Mr. Kamin, 107,849; Mr. Bonney, 43,140; Ms. Glasser, 71,900; Mr. Jacullo, 71,900; and Ms. Solheid, 35,950. These shares of restricted stock were granted on July 21, 2020. The risks of forfeiture for these restricted shares will generally lapse in full on the earlier of the date of our 2021 Annual Meeting or July 21, 2021, contingent upon the applicable non-employee director’s continued service on our Board.

(3)Represents payments of $43,750 paid to Mr. Kamin in fiscal year 2020 for the period from January 1, 2020 to July 20, 2020 due to the election to receive in cash one-half of director compensation for the prior service period.

(4)Represents payments of $30,000 to Mr. Bonney in fiscal year 2020 for the period from July 21, 2020 to December 31, 2020 due to the election to receive in cash one-half of director compensation for the current service period.

(5)Represents payments of $35,000 paid to Mr. Livingston in fiscal year 2020 for the period from January 1, 2020 to July 20, 2020 due to the election to receive in cash one-half of director compensation for the prior service period.

(6)Represents payments of $25,000 to Ms. Solheid in fiscal year 2020 for the period from July 21, 2020 to December 31, 2020 due to the election to receive in cash one-half of director compensation for the current service period.

(7)In connection with Mr. Krasnow’s resignation from the Board on March 24, 2020, the Board modified Mr. Krasnow’s restricted share award to accelerate the vesting of the 28,256 restricted shares that had been awarded to Mr. Krasnow. The incremental fair value of the 28,256 shares that were accelerated was $14,128 on the date of the modification.

(8)Mr. Rucker resigned from the Board on February 12, 2020. The 24,571 restricted shares that had been awarded to Mr. Rucker on July 16, 2019 were forfeited at the time of his resignation.

(9)Mr. Livingston did not stand for reelection at the 2020 Annual Meeting of Stockholders held on July 21, 2020.

Standstill Agreements

On January 10, 2020, our then-serving directors delivered director standstill commitments (as to purchases of shares of our common stock) to us, as described in our Current Report on Form 8-K filed with the SEC on January 13, 2020, which extended until the later of (i) two years and (ii) the date upon which the director’s service as a member of the Board ends. Messrs. Jacullo, Kamin and Rucker agreed to extend their standstill commitments until at least June 1, 2023 pursuant to the Stipulation of Settlement.

COMPENSATION RISK

The Compensation Committee is responsible for overseeing the management of risks relating to our compensation policies, plans and arrangements. The Compensation Committee addresses risk by monitoring regulatory compliance with respect to compensation matters and by setting compensation in a manner that encourages accountability and is within our range of risk tolerance. The Compensation Committee is not presently aware of any information that would lead it to believe that risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on us.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Members of the Compensation Committee during the fiscal year ended December 31, 2020 included Messrs. Jacullo, Krasnow and Bonney and Ms. Glasser. None of our Compensation Committee members has ever been one of our executive officers or employees. None of our executive officers currently serves, nor during the last fiscal year served, as a member of the board or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 9, 2021, information regarding beneficial ownership of our common stock by:

•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•each of our named executive officers;

•each of our directors; and

•all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of March 9, 2021. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Shares of our common stock that are subject to options currently exercisable or exercisable within 60 days of March 9, 2021, are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group in which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

We have based our calculation of the percentage of beneficial ownership based on 51,669,719 shares of our common stock outstanding on March 9, 2021.

Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Peter J. Jacullo III, Director(1)(16)	8,576,902	16.6%
Peter H. Kamin, Chairman of the Board(2)(16)	6,848,884	13.3%
Robert A. Rucker(3)(16)	5,074,853	9.8%
B. Riley Financial, Inc. and affiliates(4)	4,410,145	8.5%
Cannell Capital LLC(5)	3,147,164	6.1%
Savitr Capital LLC(6)	2,770,535	5.4%
Philotimo Fund, LP and affiliates(7)	2,597,857	5.0%
Named Executive Officers and Directors (not otherwise included above):
Cabell Lolmaugh, Chief Executive Officer, President and Director(8)(16)	260,149	*
Nancy DiMattia, Senior Vice President and Chief Financial Officer(9)	81,856	*
Mark B. Davis, Vice President, Investor Relations, and Chief Accounting Officer(10)	111,026	*
Joseph Kinder, Senior Vice President, Supply Chain and Distribution(11)	128,263	*
Mark J. Bonney, Director(12)	43,140	*
Deborah K. Glasser, Director(13)	88,855	*
Linda Solheid, Director(14)	35,950	*
All Executive Officers and Directors as a Group (9 persons)(15)	16,175,025	31.2%

* Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)         Based on a Schedule 13D/A filed with the SEC on January 16, 2020 by JWTS, Inc. (“JWTS”), Peter J. Jacullo III, and the Katherine D. Jacullo Children’s 1993 Irrevocable Trust (the “Jacullo Trust”) and a Form 4 filed by Mr. Jacullo with the SEC on July 22, 2020. JWTS directly holds 4,441,180 shares of common stock and has sole voting and dispositive power with respect to such shares. Mr. Jacullo is the President and sole member of the board of directors of JWTS, holds sole voting and dispositive power over the securities held by JWTS, and may be deemed to beneficially own the securities held by JWTS. The Jacullo Trust directly holds 3,676,989 shares of common stock and has sole voting and dispositive power with respect to such shares. Mr. Jacullo is a co-trustee of the Jacullo Trust, holds shared voting and dispositive power over the securities held by the Jacullo Trust, and may be deemed to beneficially own the securities held by the Jacullo Trust. Mr. Jacullo disclaims beneficial ownership of the shares of common stock held by the Jacullo Trust, except to the extent of his pecuniary interest therein. Mr. Jacullo directly holds 458,733 shares of common stock over which he has sole voting and dispositive power, including 71,900 shares of unvested restricted common stock.

(2)          Based on a Schedule 13D/A filed with the SEC on January 14, 2020 by Peter H. Kamin and a Form 4 filed by Mr. Kamin with the SEC on July 22, 2020. Includes (i) 1,694,608 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003, of which Peter H. Kamin is the trustee; (ii) 1,033,562 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997, of which Mr. Kamin is the trustee; (iii) 97,453 shares of common stock held by the Peter H. Kamin Family Foundation, of which Mr. Kamin is the trustee; (iv) 328,711 shares of common stock held by the Peter H. Kamin GST Trust, of which Mr. Kamin is the trustee; (v) 333,307 shares of common stock held by 3K Limited Partnership, of which Mr. Kamin is the general partner; and (vi) 3,361,243 shares of common stock directly held by Mr. Kamin, including 107,849 shares of unvested restricted common stock. Mr. Kamin has sole voting and dispositive power over all such shares.

(3)          Based on a Schedule 13D/A filed with the SEC on January 27, 2020 by The Tile Shop, Inc. (“TS, Inc.”) and Robert A. Rucker and a Form 4 filed by Mr. Rucker and TS, Inc. with the SEC on February 18, 2021. Includes 5,029,974 shares of common stock held by TS, Inc., 6,550 shares of common stock held by Mr. Rucker as custodian for minor children under the Uniform Gifts to Minors Act, and 38,329 shares held directly by Mr. Rucker. Mr. Rucker holds sole voting and dispositive power over all such shares. Mr. Rucker is the sole officer and member of the board of directors of TS, Inc., holds sole voting and dispositive power over the securities held by TS, Inc., and may be deemed to beneficially own the securities held by TS, Inc. The principal address of TS, Inc. and Mr. Rucker is 15236 Boulder Pointe Rd., Eden Prairie, Minnesota 55347.

(4)          Based on a Schedule 13D/A filed with the SEC on March 4, 2021 by B. Riley Financial, Inc. (“BRF”), B. Riley Capital Management, LLC (“BRCM”), BRC Partners Management GP, LLC (“BRPGP”), BRC Partners Opportunity Fund, LP (“BRPLP”), B. Riley Securities, Inc. (“BRS”) and Bryant R. Riley (collectively, the “B. Riley Parties”), and 272 Capital LP (“272 Capital”) and Wes Cummins (together with 272 Capital, the “272 Parties”).

As reported by the Schedule 13D/A, BRPLP directly holds 2,038,645 shares of common stock, and BRS directly holds 2,328,900 shares of common stock. BRPGP is a subsidiary of BRCM, a registered investment advisor, and is the general partner of BRPLP. BRF is the parent company of BRCM. As a result, BRPGP, BRCM and BRF may be deemed to indirectly beneficially own the shares of common stock held by BRPLP. BRF is the parent company of BRS. As a result, BRF may be deemed to indirectly beneficially own the shares of common stock held by BRS. Mr. Riley may beneficially own 42,600 shares of common stock held as sole trustee of the Robert Antin Children Irrevocable Trust. Mr. Riley disclaims beneficial ownership of the shares held by the Robert Antin Children Irrevocable Trust except to the extent of his pecuniary interest therein. BRF and Mr. Riley, the Co-Chief Executive Officer and Chairman of the Board of Directors of BRF, may be deemed to indirectly beneficially own the shares of common stock held directly by BRPLP or BRS. BRF and Mr. Riley disclaim beneficial ownership of the shares held by BRPLP and BRS except to the extent of its or his pecuniary interest therein. Each of BRPLP, BRPGP, BRCM, BRF and Mr. Riley may be deemed to have shared voting and dispositive power over the shares of common stock directly held by BRPLP. Each of BRS, BRF and Mr. Riley may be deemed to have shared voting and dispositive power over the shares of common stock directly held by BRS. Mr. Riley may be deemed to have sole voting and dispositive power over the shares of common stock held by the Robert Antin Children Irrevocable Trust.

As reported by the Schedule 13D/A, 272 Capital beneficially owned 941,244 shares of common stock by virtue of being the investment manager of the 272 Capital Master Fund Ltd (the “272 Master Fund”), which directly holds such shares. Mr. Cummins is the managing member of 272 Capital GP LLC, the general partner of 272 Capital, and the Chief Executive Officer of 272 Capital. Mr. Cummins may beneficially own the shares of common stock directly held by the 272 Master Fund by virtue of being the managing member of 272 Capital GP LLC. 272 Capital and Mr. Cummins may be deemed to have shared voting and dispositive power over the shares of common stock directly held by the 272 Master Fund.

The B. Riley Parties and the 272 Parties reported that, as of March 2, 2021, BRF and 272 Capital mutually agreed, in writing, to terminate their previous group agreement. By virtue of the termination of the group agreement, the B. Riley Parties and the 272 Parties are no longer deemed to have formed a “group” within the meaning of Section 13(d)(3) of the Exchange Act. Each of the B. Riley Parties expressly disclaims beneficial ownership of the shares of common stock beneficially owned by each of the 272 Parties, and each of the 272 Parties expressly disclaims beneficial ownership of the shares of common stock beneficially owned by each of the B. Riley Parties. The Schedule 13D/A acted as an “exit” filing for the 272 Parties. Accordingly, the shares held by the 272 Parties are not included in the aggregate shares held by the B. Riley Parties reported in this table.

The business address of the B. Riley Parties is 11100 Santa Monica Blvd., Suite 800, Los Angeles, California 90025. The business address of the 272 Capital Parties is 3811 Turtle Creek Blvd., Suite 2125, Dallas, Texas 75219.

(5)          Based on a Schedule 13D filed with the SEC on February 3, 2021 by Cannell Capital LLC and J. Carlo Cannell. Cannell Capital LLC acts as the investment adviser to Tonga Partners, L.P., Tristan Partners, L.P. and Tristan Offshore Fund, Ltd. (the “Funds”) and as investment advisor to various separately-managed accounts (collectively with the Funds, the “Investment Vehicles”). Mr. Cannell is the sole managing member of Cannell Capital LLC and investment adviser to the

Investment Vehicles. As such, Cannell Capital LLC and Mr. Cannell may be deemed to beneficially own the 3,147,164 shares of common stock held directly by the Investment Vehicles and have sole voting and dispositive power over such shares. The business address of the reporting persons is 245 Meriwether Circle, Alta, Wyoming 83414.

(6)          Based on a Schedule 13G filed with the SEC on January 28, 2020 by Savitr Capital LLC (“Savitr”), Savitr holds shared voting and dispositive power over 2,770,535 shares of common stock. The business address of Savitr is 600 Montgomery Street, 47th Floor, San Francisco, California 94111.

(7)          Based on a Schedule 13G filed with the SEC on February 4, 2021 by Philotimo Fund, LP (“Philotimo”), Kanen Wealth Management, LLC (“KWM”), and David L. Kanen, reporting holdings as of January 22, 2021. KWM is the general partner of Philotimo. Mr. Kanen is the managing member of KWM. By virtue of these relationships, KWM may be deemed to beneficially own the shares of common stock owned by Philotimo, and Mr. Kanen may be deemed to beneficially own the shares of common stock owned by each of Philotimo and KWM. Philotimo reported beneficial ownership of, and shared voting and dispositive power over, 1,524,524 shares. KWM reported beneficial ownership of, and shared voting and dispositive power over, 2,512,155 shares. Mr. Kanen reported beneficial ownership of 2,597,857 shares, including 85,702 shares over which he has sole voting and dispositive power and 2,512,155 shares over which he has shared voting and dispositive power. The business address of the reporting persons is 5850 Coral Ridge Drive, Suite 309, Coral Springs, Florida 33076.

(8)          Includes 122,613 shares of unvested restricted common stock held by Mr. Lolmaugh and options to purchase 120,771 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 9, 2021.

(9)          Includes 71,598 shares of unvested restricted common stock held by Ms. DiMattia.

(10)        Includes 60,546 shares of unvested restricted common stock held by Mr. Davis and options to purchase 26,787 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 9, 2021, as well as 2,360 shares of common stock held by three minor children (820 shares, 775 shares, and 765 shares, respectively).

(11)        Includes 56,988 shares of unvested restricted common stock held by Mr. Kinder and options to purchase 70,175 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 9, 2021, as well as 1,100 shares of common stock directly owned by Mr. Kinder’s spouse.

(12)        Includes 43,140 shares of unvested restricted stock held by Mr. Bonney.

(13)        Includes 71,900 shares of unvested restricted stock held by Ms. Glasser, 9,037 shares of common stock held in a joint account with Ms. Glasser’s spouse and 3,118 shares of common stock directly owned by Ms. Glasser’s spouse.

(14)        Includes 35,950 shares of unvested restricted stock held by Ms. Solheid.

(15)        Includes 642,484 shares of unvested restricted common stock and options to purchase 217,733 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 9, 2021. This group includes all current directors and executive officers.

(16)        On January 10, 2020, the then-serving directors delivered Director Standstill Commitments to us, as described in Part III, Item 11. “Executive Compensation” under “Director Compensation—Standstill Agreements.”

EQUITY COMPENSATION PLAN INFORMATION

The following table presents our equity compensation plan information as of December 31, 2020:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,010,447	(1)	10.96	810,925	(2)
Equity compensation plans not approved by stockholders	-		-	-
Total	1,010,447		10.96	810,925

(1)Represents shares of common stock to be issued upon exercise of outstanding options to purchase common stock granted pursuant to our Omnibus Plan as of December 31, 2020.

(2)All shares available for future issuance are under the Omnibus Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

INDEPENDENCE OF THE BOARD OF DIRECTORS

Because we are quoted on the Pink Tier of the OTC Markets and not listed on a national securities exchange, we are currently not subject to certain corporate governance requirements that apply to exchange-listed companies. For purposes of evaluating the independence of our directors, our Board uses the rules of the SEC and Nasdaq. A majority of the Board currently qualifies as “independent,” under the Nasdaq rules, as affirmatively determined by the Board. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, the Board determined that Messrs. Bonney, Jacullo and Kamin and Mss. Glasser and Solheid do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is “independent” as that term is defined under the applicable SEC rules and regulations and the Nasdaq listing requirements and rules. The Board also determined that Messrs. Krasnow and Livingston, who served on the Board during 2020, were independent under the same standards. Mr. Lolmaugh, our Chief Executive Officer and President, is not an independent director by virtue of his employment with us.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as described below, since the beginning of our 2019 fiscal year, there have been no transactions, or series of transactions, to which we were a participant or will be a participant, in which:

•the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years; and

•any of our directors, executive officers, holders of more than 5% of our common stock or any immediate family member of any of the foregoing, as defined in Item 404 of Regulation S-K of the Exchange Act and interpreted by the SEC in related guidance (individually, a “related person” and, collectively, the “related persons”), had or will have a direct or indirect material interest.

On July 9, 2018, Fumitake Nishi, a former employee of us and the brother-in-law of Robert A. Rucker, our former Interim Chief Executive Officer and President, former member of the Board, and current holder of more than 5% of our common stock, informed us he had reacquired a majority of the equity of one of our key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”). Mr. Nishi also has an ownership interest in Tilestyling Co. Ltd (“Tile Style”), a vendor from which we started acquiring product in 2020. Nanyang and Tile Style supply us with natural stone products, including hand-crafted mosaics, listellos and other accessories. We paid $7.6 million and $5.1 million to Nanyang in connection with purchases made during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, accounts payable due to Nanyang were $0.2 million and $1.4 million, respectively. We paid $0.7 million to Tile Style in connection with purchases made during the year ended December 31, 2020. As of December 31, 2020, accounts payable due to Tile Style were $0.1 million. We did not make any purchases from Tile Style during 2019, and we did not have any amounts payable due to Tile Style as of December 31, 2019. Mr. Nishi’s employment with us was terminated on January 1, 2014 as a result of several violations of our Code of Business Conduct and Ethics. Certain of those violations involved his undisclosed ownership of Nanyang at that time.

Management and the Audit Committee have evaluated these relationships and determined that it would be in our best interests to continue purchasing products from Nanyang and to begin purchasing products from Tile Style. We believe Nanyang and Tile Style each provide an important combination of quality, product availability and pricing, and relying solely on other vendors to supply similar product to us would not be in our best interests. The Audit Committee and management will continue to review future purchases from Nanyang and Tile Style and compare the pricing for products purchased from each of Nanyang and Tile Style to the pricing of same or similar products purchased from unrelated vendors.

We employed Adam Rucker, son of Robert A. Rucker, our former Interim Chief Executive Officer and President, former member of our Board, and current holder of more than 5% of our common stock, as a Director of Information Technology through December 12, 2018. He was paid $29,025 severance in 2019.

Prior to being appointed as our Senior Vice President and Chief Financial Officer on September 6, 2019, Nancy DiMattia provided consulting services to us from July 2019 until September 2019. Pursuant to Ms. DiMattia’s consulting agreement, we paid Ms. DiMattia a total of $36,000 for her consulting services. See Part III, Item 11. “Executive Compensation” for additional information.

Compensation arrangements with our named executive officers and directors are described in Part III, Item 11. “Executive Compensation” of this report. There are no family relationships among any of our directors or executive officers. From time to time, we employ related persons and other family members of our officers and directors. Consistent with the policy described below, all such employment arrangements involving amounts exceeding $50,000 are reviewed by the Audit Committee. We may also sell products to related persons and related persons may purchase products or services from our suppliers for individual use. If such arrangements fall within the terms of the policy described below, they will also be reviewed by the Audit Committee.

Policies and Procedures for Related Person Transactions

Our Board has in place a written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions. This policy is administered by our Audit Committee and covers any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which we were or are to be a participant, the amount involved exceeds $50,000 and a related person had or will have a direct or indirect material interest. Our Board determined to set the threshold for approval of related person transactions in the policy at an amount lower than that which may be required to be disclosed under the SEC rules and regulations because we believe that it is appropriate for our Audit Committee to review transactions or potential transactions in which the amount involved exceeds $50,000, as opposed to $120,000 (the minimum disclosure amount for non-smaller reporting companies). Pursuant to this policy, our Audit Committee will consider (a) the relevant facts and circumstances of the related person transaction, including if the related person transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third-party, (b) the extent of the related person’s interest in the related person transaction, (c) whether the related person transaction contravenes the conflict of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, (d) the input of the Chief Financial Officer following due consultation, (e) whether the relationship underlying the related person transaction at issue is believed to serve the best interest of us and our stockholders, and (f) the effect that a director’s related person transaction may have on such director’s status as an independent member of the Board and eligibility to serve on committees of the Board pursuant to SEC rules and Nasdaq listing standards.

Each related person will present to our Audit Committee each proposed related person transaction to which such related person is a party, including all relevant facts and circumstances relating thereto, and will update the Audit Committee as to any material changes to any related person transaction. All related person transactions may only be consummated if our Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Related party transactions do not include: (i) the payment of compensation by us to our executive officers or directors; (ii) indebtedness due from a related person for transactions in the ordinary course; (iii) a transaction in which the interest of the related person arises solely from ownership of a class of our securities where all holders of that class of securities receive the same benefit, on a pro-rata basis, from the transaction; or (iv) a transaction in which the rates or charges involved are determined by competitive bids. Additionally, certain types of transactions have been pre-approved by our Audit Committee under the policy as not involving a material interest. These pre-approved transactions include transactions in the ordinary course of business where the related party’s interest arises only: (a) from his or her position as a director of another entity that is party to the transaction; (b) from an equity interest of less than 5% in another entity that is party to the transaction (other than a partnership); or (c) from a limited partnership interest of less than 5%, subject to certain limitations. No director will be permitted to participate in the approval of a related person transaction for which he or she is a related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Ernst & Young LLP, our independent registered public accountants for both fiscal year 2020 and 2019:

	2020	2019
Audit Fees(1)	$637,800	$1,096,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	61,000	(5)
	$637,800	$1,157,000

(1)Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements.

(2)Audit-Related Fees includes fees for services rendered in connection with accounting and reporting consultations, as well as other audits required by contract or regulation.

(3)Tax Fees consist of fees billed in the indicated year for professional services with respect to tax compliance, tax advice and tax planning.

(4)All Other Fees consist of fees billed in the indicated year for other permissible work that is not included within the above category descriptions.

(5)Relates to fees for advisory services related to the implementation of our enterprise resource planning (“ERP”) system. These services were preapproved by the Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES

Pursuant to its written charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent auditors. Notwithstanding the foregoing, separate Audit Committee pre-approval shall not be required (a) if the engagement for services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding our engagement of the independent auditor (the “Pre-Approval Policy”) as to matters within the scope of the Pre-Approval Policy or (b) for de minimis non-audit services that are approved in accordance with applicable SEC rules. The Audit Committee has determined that the rendering of the services other than audit services by its principal accountant is compatible with maintaining the principal accountant’s independence. For fiscal year 2020, all audit and non-audit services performed by our independent auditors were pre-approved in accordance with such pre-approval policies.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Tile Shop Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tile Shop Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2021 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Retail Store Impairment – Leasehold Improvements and Operating Lease Right of Use Assets
Description of the Matter

As described in Notes 1, 4 and 9 to the consolidated financial statements, the Company’s long-lived assets consisted of consolidated property, plant and equipment, net of $99.0 million and consolidated operating lease right of use assets balance of $132.4 million as of December 31, 2020. For the year ended December 31, 2020, the Company recorded an impairment charge of $2.2 million related to two retail stores given the diminished projections of future cash flows due to the operating results. The Company evaluates if there are indicators of impairment for long-lived assets in accordance with Accounting Standards Codification 360, Property, Plant, and Equipment when events and circumstances indicate that the long-lived assets may be impaired. The Company’s first step is to determine whether indicators of impairment exist in its long-lived assets (leasehold improvements and operating lease right of use assets) at the individual retail store level, which is the lowest level at which cash flows can be identified. If indicators of impairment are identified for any retail stores, the Company evaluates if the projected undiscounted cash flows to be generated by those stores are less than their carrying amounts. When this is the case, the Company compares the calculated fair value of the respective retail store to its carrying value. If fair value is less than the carrying value, an impairment loss is recorded.

Significant assumptions used in the Company’s projected undiscounted cash flow analyses included estimates of future sales, gross margin and operating expenses. Additionally, significant assumptions utilized in the fair value analyses included the aforementioned assumptions, as well as comparable market rents and discount rate. This led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating management’s future cash flow projections, in particular, the assumptions related to estimates of future sales, gross margin and comparable market rents which can be affected by expectations about future market or economic conditions including outcomes resulting from the COVID-19 pandemic.

How We Addressed the Matter in Our Audit

To test the Company’s long-lived asset impairment review process, we performed audit procedures that included, among others, testing management’s process for developing the undiscounted cash flows and evaluating management’s significant assumptions, including, as applicable, estimates of future sales, gross margin, operating expenses and comparable market rents and discount rate by comparing to the current and past performance of the retail stores and with the consistency with external market and industry data. We involved our internal valuation specialists to assist in the evaluation of the Company’s comparable market rents and discount rate assumptions.

We have served as the Company’s auditor since 2013.

/s/Ernst & Young LLP

Minneapolis, Minnesota

March 11, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Tile Shop Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Tile Shop Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Tile Shop Holdings, Inc. and Subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses related to (i) the ineffective design and implementation of effective controls with respect to a enterprise resource planning (ERP) system conversion in 2019 and (ii) the ineffective design and implementation of information technology general controls (ITGCs) for the ERP system that are relevant to the preparation of financial statements. The business process controls (automated and manual) are dependent on the affected ITGCs and, therefore, are also deemed ineffective because they are adversely impacted by the ineffective ITGCs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated March 11, 2021, which expressed an unqualified opinion thereon.

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

March 11, 2021

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2020 and 2019

(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$9,617	$9,104
Restricted cash	655	815
Receivables, net	2,975	3,370
Inventories	74,296	97,620
Income tax receivable	8,116	3,090
Other current assets, net	8,995	8,180
Total Current Assets	104,654	122,179
Property, plant and equipment, net	99,035	130,461
Right of use asset	132,374	137,737
Deferred tax assets	5,341	7,196
Other assets	1,286	2,241
Total Assets	$342,690	$399,814

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,382	$18,181
Income tax payable	93	87
Current portion of lease liability	27,223	26,993
Other accrued liabilities	34,106	24,589
Total Current Liabilities	76,804	69,850
Long-term debt, net	-	63,000
Long-term lease liability, net	122,678	131,451
Financing lease obligation, net	-	274
Other long-term liabilities	4,146	4,340
Total Liabilities	203,628	268,915

Stockholders’ Equity:
Common stock, par value: $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,701,080 and 50,806,674 shares, respectively	5	5
Preferred stock, par value: $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	158,556	156,482
Accumulated deficit	(19,487)	(25,518)
Accumulated other comprehensive loss	(12)	(70)
Total Stockholders' Equity	139,062	130,899
Total Liabilities and Stockholders' Equity	$342,690	$399,814

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

(dollars in thousands, except per share data)

	2020	2019	2018
Net sales	$325,057	$340,351	$357,254
Cost of sales	103,532	104,232	105,915
Gross profit	221,525	236,119	251,339
Selling, general and administrative expenses	215,149	237,476	233,201
Income (loss) from operations	6,376	(1,357)	18,138
Interest expense	(1,874)	(3,792)	(2,690)
Other income	-	12	152
Income (loss) before income taxes	4,502	(5,137)	15,600
Benefit (provision) for income taxes	1,529	674	(5,158)
Net income (loss)	$6,031	$(4,463)	$10,442

Income (loss) per common share:
Basic	$0.12	$(0.09)	$0.20
Diluted	$0.12	$(0.09)	$0.20

Weighted average shares outstanding:
Basic	49,957,356	50,624,309	51,907,619
Diluted	50,583,742	50,624,309	52,089,160

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2020, 2019 and 2018

(dollars in thousands)

	2020	2019	2018
Net income (loss)	$6,031	$(4,463)	$10,442
Currency translation adjustment	58	(14)	(55)
Other comprehensive income (loss)	58	(14)	(55)
Comprehensive income (loss)	$6,089	$(4,477)	$10,387

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except per share data)

	Common stock
	Shares	Amount	Additional paid-in- capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Total
Balance at January 1, 2018	52,156,850	$5	$180,109	$(36,239)	$(1)	$143,874
Adoption of revenue recognition standard (see Note 3)	-	-	-	(60)	-	(60)
Issuance of restricted shares	682,646	-	-	-	-	-
Cancellation of restricted shares	(131,617)	-	-	-	-	-
Stock based compensation	-	-	2,669	-	-	2,669
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(119)	-	-	(119)
Dividends paid ($0.20 per share)	-	-	(10,404)	-	-	(10,404)
Foreign currency translation adjustments	-	-	-	-	(55)	(55)
Net income	-	-	-	10,442	-	10,442
Balance at December 31, 2018	52,707,879	$5	$172,255	$(25,857)	$(56)	$146,347
Adoption of lease standard (see Note 1 and Note 8)	-	-	-	4,802	-	4,802
Issuance of restricted shares	781,697	-	-	-	-	-
Cancellation of restricted shares	(375,879)	-	-	-	-	-
Repurchases of common stock	(2,307,023)	-	(10,456)	-	-	(10,456)
Stock based compensation	-	-	2,645	-	-	2,645
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(256)	-	-	(256)
Dividends paid ($0.15 per share)	-	-	(7,706)	-	-	(7,706)
Foreign currency translation adjustments	-	-	-	-	(14)	(14)
Net loss	-	-	-	(4,463)	-	(4,463)
Balance at December 31, 2019	50,806,674	$5	$156,482	$(25,518)	$(70)	$130,899
Issuance of restricted shares	1,090,759	-	-	-	-	-
Cancellation of restricted shares	(116,594)	-	-	-	-	-
Stock based compensation	-	-	2,241	-	-	2,241
Tax withholdings related to net share settlements of stock based compensation awards	(79,759)	-	(167)	-	-	(167)
Foreign currency translation adjustments	-	-	-	-	58	58
Net income	-	-	-	6,031	-	6,031
Balance at December 31, 2020	51,701,080	$5	$158,556	$(19,487)	$(12)	$139,062

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

(dollars in thousands)

	For the years ended,
	2020	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$6,031	$(4,463)	$10,442
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	31,336	33,546	28,396
Amortization of debt issuance costs	473	595	756
Loss on disposals of property, plant and equipment	-	399	353
Impairment charges	2,155	-	652
Non-cash lease expense	24,025	23,230	2,386
Stock based compensation	2,241	2,645	2,669
Deferred income taxes	1,855	(1,621)	4,429
Changes in operating assets and liabilities:
Receivables	394	(286)	(703)
Inventories	23,323	12,475	(24,836)
Other current assets, net	(327)	(184)	(2,410)
Accounts payable	(3,207)	(4,503)	(8,201)
Income tax receivable / payable	(5,020)	357	2,229
Accrued expenses and other liabilities	(17,683)	(23,627)	2,008
Net cash provided by operating activities	65,596	38,563	18,170
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,968)	(27,000)	(35,287)
Proceeds from insurance	-	610	1,033
Proceeds from the sale of property, plant and equipment	-	-	111
Net cash used in investing activities	(1,968)	(26,390)	(34,143)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	(127,262)	(53,204)	(103,267)
Advances on line of credit	64,100	63,000	129,095
Dividends paid	-	(7,706)	(10,404)
Repurchases of common stock	-	(10,456)	-
Employee taxes paid for shares withheld	(167)	(256)	(119)
Debt issuance costs	-	-	(374)
Net cash (used in) provided by financing activities	(63,329)	(8,622)	14,931
Effect of exchange rate changes on cash	54	(14)	(52)
Net change in cash, cash equivalents and restricted cash	353	3,537	(1,094)
Cash, cash equivalents and restricted cash beginning of period	9,919	6,382	7,476
Cash, cash equivalents and restricted cash end of period	$10,272	$9,919	$6,382

Cash and cash equivalents	$9,617	$9,104	$5,557
Restricted cash	655	815	825
Cash, cash equivalents and restricted cash end of period	$10,272	$9,919	$6,382

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$407	$98	$3,974
Cash paid for interest	1,976	3,735	2,625
Cash paid for income taxes, net of refunds	1,608	471	1,507

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

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, and metal tiles. The majority of the tile products are sold under the Company's proprietary Rush River and Fired Earth brand names. The Company purchases tile products, accessories and tools directly from its network of suppliers. The Company manufactures its own setting and maintenance materials, such as thinset, grout and sealer, under the Superior brand name. As of December 31, 2020, the Company operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company also has a sourcing office located in China.

Basis of Presentation

The consolidated financial statements of Holdings include the accounts of its wholly owned subsidiaries and variable interest entities for which the Company is the primary beneficiary. See Note 14, “New Markets Tax Credit,” for the discussion of financing arrangements involving certain entities that are variable interest entities that are included in these consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s estimates and judgments are based on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amount of assets and liabilities reported on the Company's balance sheets and the amounts of income and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition and related reserves for sales returns, useful lives of property, plant and equipment, determining impairment of property, plant and equipment and right of use assets, accounting for leases, valuation of inventory, and income taxes. Actual results may differ from these estimates.

Reclassification

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation for the year ended December 31, 2020. Specifically, the Company elected to change the way it presents cash flows from operating leases in its Statement of Cash Flows. In the twelve months ended December 31, 2019, the Company presented the net change in the right of use asset and lease liabilities as a change in leases within the operating section of the Statement of Cash Flows. During the third quarter of 2020, the Company determined it would be more appropriate to disaggregate this activity. The amortization of the right of use assets is now presented as a non-cash lease expense within the operating section of the Statement of Cash Flows. Lease payments, net of the accretion of lease liabilities, are now presented as a change in accrued expenses and other liabilities within the operating section of the Statement of Cash Flows.

Prior to the adoption of Accounting Standards Codification (“ASC”) 842, Leases, effective January 1, 2019, the Company presented the non-cash change in deferred rent as deferred rent within the operating section of the Statement of Cash Flows. This balance is now presented as a non-cash lease expense within the operating section of the Statement of Cash Flows.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The impact of this change on the Statement of Cash Flows presented as of December 31, 2019 and 2018 follows:

	For the year ended December 31, 2019
	Previously Reported	Adjustments	As Revised
Change in leases	$(1,900)	$1,900	$-
Non-cash lease expense	-	23,230	23,230
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	1,503	(25,130)	(23,627)
Net cash provided by operating activities	$38,563	$-	$38,563

	For the year ended December 31, 2018
	Previously Reported	Adjustments	As Revised
Change in leases	$2,386	$(2,386)	$-
Non-cash lease expense	-	2,386	2,386
Net cash provided by operating activities	$18,170	$-	$18,170

The change in classification has no impact on the Company’s pretax earnings, earnings per share, net cash provided by operating activities, or balance sheets in any period.

Cash and Cash Equivalents

The Company had cash and cash equivalents of $9.6 million and $9.1 million at December 31, 2020 and 2019, respectively. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $1.9 million and $1.5 million at December 31, 2020 and 2019, respectively.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or are under the terms of use for current operations are included in the restricted balance on the balance sheet.

Trade Receivables

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts on a specific identification basis as well as by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $0.2 million and $0.3 million as of December 31, 2020 and 2019, respectively. The Company does not accrue interest on accounts receivable.

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

Inventories were comprised of the following as of December 31:

	2020	2019
	(in thousands)
Finished goods	$72,619	$95,435
Raw materials	1,677	2,185
Total	$74,296	$97,620

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. These estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sell through and changes in actual shrinkage trends. The provision for losses related to shrinkage and other amounts was $0.6 million and $0.2 million as of December 31, 2020 and 2019, respectively.

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

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

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

The Company generally requires customers to pay a deposit when purchasing inventory that is not regularly carried at the store location, or not currently in stock. These deposits are included in other current accrued liabilities until the customer takes possession of the merchandise.

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

Cost of Sales and Selling, General and Administrative Expenses

The primary costs classified in each major expense category are:

Cost of Sales

•Materials cost;

•Shipping and transportation expenses to bring products into the Company's distribution centers;

•Custom and duty expenses;

•Customer shipping and handling expenses;

•Physical inventory losses;

•Costs incurred at distribution centers in connection with the receiving process; and

•Labor and overhead costs incurred to manufacture inventory

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Selling, General & Administrative (sometimes referred to as “SG&A”) Expenses

•All compensation costs for store, corporate and distribution employees;

•Occupancy, utilities and maintenance costs of store and corporate facilities;

•Shipping and transportation expenses to move inventory from the Company's distribution centers to the Company's stores;

•Depreciation and amortization; and

•Advertising costs

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and bank deposits. By their nature, all such instruments involve risks, including credit risks of non-performance by counterparties. A substantial portion of the Company's cash and cash equivalents and bank deposits are invested with banks with high investment grade credit ratings.

Segments

The Company’s operations consist primarily of retail sales of natural stone and man-made tiles, setting and maintenance materials, and related accessories in stores located in the United States. The Company’s chief operating decision maker only reviews the consolidated results of the Company and accordingly, the Company has concluded it has one reportable segment.

Advertising Costs

Advertising costs were $4.6 million, $9.2 million and $8.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. The Company’s advertising consists primarily of digital media, direct marketing, events, traditional print media and mobile advertisements that is expensed at the time the media is distributed.

Pre-opening Costs

The Company’s pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, compensation costs and promotional costs. The Company expenses pre-opening costs as incurred which are recorded in selling, general and administrative expenses. During the years ended December 31, 2020, 2019 and 2018, the Company recorded pre-opening costs of $0.1 million, $0.6 million and $0.1 million, respectively.

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

	Asset life (in years)
Buildings and building improvements		40
Leasehold improvements	5	–	20
Furniture and fixtures	2	–	7
Machinery and equipment	5	–	10
Computer equipment and software	3	–	7
Vehicles		5

The Company evaluates potential impairment losses on long-lived assets used in operations at the individual retail store level, which is the lowest level at which cash flows can be identified, when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recorded based on the excess of the carrying value of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. During the fiscal years ended December 31, 2020 and 2018, the Company recorded asset impairment charges of $2.2 million and $0.7 million, respectively, which were classified in selling, general and administrative expenses. No impairment charges were recorded during the year ended December 31, 2019.

Internal Use Software

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when there are no plans to market the software externally. Costs capitalized include external direct costs of materials and services and internal compensation costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. As of December 31, 2020 and 2019, $6.0 million and $7.5 million was included in computer equipment and software, respectively. The internal use software costs are amortized over estimated useful lives of three to seven years. There was $1.5 million, $1.6 million and $0.3 million of amortization expense related to capitalized software during the years ended December 31, 2020, 2019 and 2018, respectively.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right of use assets and lease liabilities on the consolidated balance sheets. The right of use assets and lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The right of use asset is also adjusted for any lease payments made and lease incentives. The Company’s lease terms may include options to extend or terminate the lease typically at its own discretion. The Company regularly evaluates the renewal options and when such options are reasonably certain of exercise, the Company includes the renewal period in its lease term. Certain lease arrangements contain provisions requiring the Company to restore the leased property to its original condition at the end of the lease. The fair values of these obligations are recorded as liabilities on a discounted basis, which occurs at the time the Company enters into the lease arrangement. In the estimation of fair value, the Company uses assumptions and judgements regarding such factors as the existence of a legal obligation for an asset retirement obligation, estimated amounts and timing of settlements, discount rates and inflation rates. The costs associated with these liabilities are capitalized and depreciated over the lease term and the liabilities are accreted over the same period. Asset retirement obligations were $1.9 million as of December 31, 2020 and 2019, and are included in other long-term liabilities.

Self-Insurance

The Company is self-insured for certain employee health and workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, and economic conditions. As of both December 31, 2020 and 2019, an accrual of $0.6 million related to estimated employee health claims was included in other accrued liabilities. As of December 31, 2020 and 2019, an accrual

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

of $1.7 million and $1.9 million related to estimated workers’ compensation claims was included in other accrued liabilities, respectively.

The Company has standby letters of credit outstanding related to the Company's workers’ compensation and employee health insurance policies. As of December 31, 2020 and 2019, the standby letters of credit totaled $2.4 million and $1.3 million, respectively.

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

This standard provided a number of optional practical expedients in transition. The Company elected the package of three practical expedients permitted under the transition guidance within this standard, which, among other things, allowed the Company to carryforward the historical lease classification. The Company did not separate non-lease components from lease components by class of underlying assets and the Company did not apply the recognition requirements of the standard to short-term leases, as allowed by the standard.

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

Upon adopting this standard, the Company established a right of use asset of $147.2 million and lease liabilities of $169.9 million, reduced deferred rent by $44.6 million, and recorded a cumulative effect adjustment to retained earnings of $22.0 million. This retained earnings impact was due to the election of the hindsight practical expedient, which resulted in a decrease in the cumulative difference between the straight-line rent expense and rental payments that had been made between the inception of each lease and January 1, 2019. The change in the useful life assigned to certain leasehold improvements resulted in a $15.3 million reduction in fixed assets and retained earnings. The net impact of the cumulative effect adjustments also resulted in a $1.7 million reduction of deferred tax assets and a corresponding adjustment to retained earnings. The adoption of this standard did not have a material impact on net income or cash flows for the year ended December 31, 2019.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued a final standard on accounting for credit losses. The new standard was initially effective for the Company in 2020, and requires a change in credit loss calculations using the expected loss method. In November 2019, the FASB issued Accounting Standards Update 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which, among other things, defers the effective date of Accounting Standards Update 2016-13, the standard on accounting for credit losses, for public filers that are considered smaller reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. The Company intends to early adopt the standard effective January 1, 2021. The Company has evaluated the effect of the new standard on its consolidated financial statements and related disclosures, and has determined the impact will be immaterial.

In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance is effective as of the beginning of the reporting period when the election is made through December 31, 2022. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Impact of the COVID-19 Pandemic

The COVID-19 pandemic has had a significant impact on the Company’s operations in 2020, and is likely to continue to have an impact on the Company in the future. The Company experienced a sharp decline in traffic toward the end of the first quarter of 2020 following the onset of COVID-19 in the United States and actions taken by state and local governments to encourage shelter in place practices. In response to this development, the Company took steps to reduce SG&A expenses by eliminating a portion of its workforce, reducing store hours, curtailing advertising spending, reducing the number of replenishment trucks sent from its distribution centers to its stores and limiting other SG&A spending when possible.

The Company also took steps to conserve cash that included working with its landlords to defer rent payments for many of its retail locations throughout the second quarter of 2020. As of December 31, 2020, the deferred rent balance was $2.1 million. The deferred rent balance is recorded as a liability within the current portion of lease liability and long-term lease liability, net balances. The majority of the remaining payments are expected to occur between the first quarter of 2021 and the third quarter of 2021. Additionally, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) contains provisions providing for the deferral of the employer portion of social security taxes incurred through the end of 2020. As of December 31, 2020, the Company had deferred $2.7 million in social security tax payments. The deferred amounts are recorded as a liability within other current accrued liabilities in the Company’s consolidated balance sheets.

Note 3: Revenues

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

The following table presents revenues disaggregated by product category:

	Years Ended December 31,
	2020	2019
Man-made tiles	46%	47%
Natural stone tiles	29	29
Setting and maintenance materials	14	13
Accessories	9	10
Delivery service	2	1
	100%	100%

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $12.2 million and $7.7 million as of December 31, 2020 and 2019, respectively. Revenues recognized during the year ended December 31, 2020 that were included in the customer deposit balance as of the beginning of the period were $7.7 million.

The Company extends financing to qualified professional customers who apply for credit. The accounts receivable balance was $3.0 million and $3.4 million as of December 31, 2020 and 2019, respectively. Customers who qualify for an account receive 30-day payment terms. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of December 31, 2020 and 2019 are as follows:

	(in thousands)
	December 31,	December 31,
	2020	2019
Other current accrued liabilities	$4,957	$5,434
Other current assets	1,516	1,659
Sales returns reserve, net	$3,441	$3,775

Note 4: Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2020	2019
	(in thousands)
Land	$904	$904
Building and building improvements	25,731	25,733
Leasehold improvements	97,507	97,077
Furniture and fixtures	142,501	146,913
Machinery and equipment	30,205	30,420
Computer equipment and software	45,217	45,473
Vehicles	5,005	4,722
Construction in progress	766	2,159
Total property, plant and equipment	347,836	353,401
Less accumulated depreciation	(248,801)	(222,940)
Total property, plant and equipment, net	$99,035	$130,461

Depreciation expense on property and equipment, including financing leases, was $31.3 million, $33.5 million and $28.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the years ended December 31, 2020 and 2018, the Company recorded asset impairment charges of $2.2 million and $0.7 million, respectively. No impairment charges were recorded during the year ended December 31, 2019.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

	2020	2019
	(in thousands)
Customer deposits	$12,225	$7,727
Sales returns reserve	4,957	5,434
Accrued wages and salaries	6,561	4,064
Payroll and sales taxes	4,958	2,764
Other current liabilities	5,405	4,600
Total other accrued liabilities	$34,106	$24,589

Note 6: Long-term Debt

Long-term debt, net of debt issuance costs, consisted of the following at December 31:

	2020	2019
	(in thousands)
Total debt obligations	$-	$63,000
Less: current portion	-	-
Debt obligations, net of current portion	$-	$63,000

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on the Company’s rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on the Company’s rent adjusted leverage ratio. At December 31, 2020, the LIBOR-based interest rate was 1.90% and the base rate was 4.00%.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. The Company was in compliance with the covenants as of December 31, 2020.

The Company did not have any borrowings outstanding on the revolving line of credit as of December 31, 2020. The Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. As of December 31, 2020 and 2019, the standby letters of credit totaled $2.4 million and $1.3 million, respectively. There was $97.6 million available for borrowing on the revolving line of credit as of December 31, 2020, which may be used to support the Company’s growth and for working capital purposes.

Note 7: Commitments and Contingencies

Legal proceedings:

The Company is, from time to time, party to lawsuits, threatened lawsuits, disputes and other claims arising in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, the Company’s ultimate liability in connection with these matters is not expected to have a material adverse effect on its results of operations, financial position, or cash flows. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

be material to the Company’s results of operations for a particular period, depending upon the size of the loss or the Company’s income for that particular period.

As previously disclosed, the Company was a nominal defendant and certain current and former directors were individual defendants in litigation brought by K-Bar Holdings LLC and Wynnefield Capital, Inc. (“Plaintiffs”), in the Delaware Court of Chancery (the “Action”), in November 2019. Plaintiffs pleaded the Action as a derivative claim on behalf of the Company and also on behalf of a putative class of certain holders of the Company’s common stock as of October 18, 2019 (the “Putative Class”). Plaintiffs alleged breaches of fiduciary duty in connection with, among other things, the Company’s decision to delist from The Nasdaq Stock Market LLC and deregister its common stock under the Securities Exchange Act of 1934, as amended. As previously disclosed, on June 30, 2020, the Company, the individual defendants, and Plaintiffs reached an agreement to settle all claims in the Action, which was documented in a Stipulation of Settlement dated August 7, 2020 (the “Stipulation of Settlement”). Among other terms, the Stipulation of Settlement provided for a settlement fund of $12.0 million, which was funded by the Company’s insurers, and which will be distributed to members of the Putative Class pursuant to an allocation and claims distribution process proposed by the Plaintiffs and approved by the Court. The Stipulation of Settlement was approved by the Court on October 12, 2020. The Court also granted the Plaintiffs’ counsel a $2.7 million award of attorneys’ fees in connection with the settlement of the derivative claims. During the three-month period ended December 31, 2020, the Company’s insurers made payments to the Plaintiffs’ counsel and the settlement fund in accordance with the Court’s order.

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

In accordance with the FASB’s April 2020 Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for the concessions verbally agreed to by landlords that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements, and the Company has elected to not re-measure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief. During the year ended December 31, 2020, the Company recognized $0.1 million of negative lease expense related to rent abatement concessions. For qualifying deferrals of rental payments, the Company has recognized a non-interest bearing payable classified as a Current portion of lease liability in the Consolidated Balance Sheet in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement. The deferred rent payment balance will be reduced in future periods as amounts due are repaid. The deferred rent balance outstanding as of December 31, 2020 was $2.1 million. The majority of the remaining repayments are expected to occur between the first quarter of 2021 and the third quarter of 2021.

Leases (in thousands)	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Right of use asset	$132,374	$137,737
Financing lease assets	Property, plant and equipment, net of accumulated depreciation	-	113
Total leased assets		$132,374	$137,850

Liabilities
Current
Operating	Current portion of lease liability	$27,223	$26,993
Financing	Other accrued liabilities	-	162
Noncurrent
Operating	Long-term lease liability, net	122,678	131,451
Financing	Financing lease obligation, net	-	274
Total lease liabilities		$149,901	$158,880

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

		Year Ended December 31,
Lease cost (in thousands)	Classification	2020	2019
Operating lease cost	SG&A expenses	$33,167	$32,571
Financing lease cost
Amortization of leased assets	SG&A expenses	49	49
Interest on lease liabilities	Interest expense	54	76
Variable lease cost(1)	SG&A expenses	13,854	13,529
Short term lease cost	SG&A expenses	709	876
Net lease cost		$47,833	$47,101

(1) Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

Maturity of Lease Liabilities (in thousands)	Operating Leases
2021	$37,003
2022	35,737
2023	31,478
2024	24,898
2025	18,605
Thereafter	34,795
Total lease payments	182,516
Less: interest	(32,615)
Present value of lease liabilities	$149,901

	Year Ended December 31,
Other Information (in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(37,242)	$35,054
Operating cash flows from financing leases	$43	$64
Financing cash flows from financing leases	$(162)	$204
Lease right-of-use assets obtained or modified in exchange for lease obligations	$19,278	$5,993

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted average remaining term (years)
Operating leases	5.8	6.8
Financing leases	-	2.4
Weighted average discount rate
Operating leases	6.43%	6.23%
Financing leases	-%	14.73%

Disclosures Related to Periods Prior to the Adoption of the New Lease Standard

Operating Leases:

The Company leases buildings and office space under various operating lease agreements. In addition to rent, most leases require payments of real estate taxes, insurance, and common area maintenance. The leases generally have an initial lease term of ten to fifteen years and contain renewal options and escalation clauses. For leases that contain fixed escalation of the minimum rent or rent holidays, rent expense is recognized on a straight-line basis through the end of the lease term including assumed renewals. The difference between the straight-line rent amounts and amounts payable under the leases is recorded as deferred rent. For the year ended December 31, 2018, rent expense was $35.4 million.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2020 and 2019 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	December 31, 2020	December 31, 2019
Assets		(in thousands)
Cash and cash equivalents	Level 1	$9,617	$9,104
Restricted cash	Level 1	655	815

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

The carrying value of accounts receivable and accounts payable approximates their estimated fair values due to the short maturities of these instruments.

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the years ended December 31, 2020 and 2018, the Company recognized charges in selling, general, and administrative expenses to write-down property, plant, and equipment and right of use assets to their estimated fair values of $2.2 million and $0.7 million, respectively. No impairment charges were recorded during the year ended December 31, 2019. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return, and market rental rates for comparable properties. Projected cash flows are considered Level 3 inputs. Market rental rates for comparable properties are considered Level 2 inputs.

The carrying value of the Company’s borrowings under its Credit Agreement approximates fair value based upon Level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Related Party Transactions

On July 9, 2018, Fumitake Nishi, a former Company employee and the brother-in-law of Robert A. Rucker, the Company’s former Interim Chief Executive Officer and President, former member of the Company’s Board of Directors, and current holder of more than 5% of the Company’s common stock, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”). Mr. Nishi also has an ownership interest in Tilestyling Co. Ltd (“Tile Style”), a vendor from which the Company started acquiring product in 2020. Nanyang and Tile Style supply the Company with natural stone products, including hand-crafted mosaics, listellos and other accessories. The Company paid $7.6 million, $5.1 million, and $12.0 million to Nanyang in connection with purchases made during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, the accounts payable due to Nanyang were $0.2 million and $1.4 million, respectively. The Company paid $0.7 million to Tile Style in connection with purchases made during the year ended December 31, 2020. The Company did not make any purchases from Tile Style during the years ended December 31, 2019 or December 31, 2018. As of December 31, 2020, the accounts payable balance due to Tile Style was $0.1 million. The Company did not have any outstanding payable balances due to Tile Style as of December 31, 2019. Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy. Certain of those violations involved his undisclosed ownership of Nanyang at that time.

Management and the Audit Committee have evaluated these relationships and determined that it would be in the Company’s best interests to continue purchasing products from Nanyang and to begin purchasing products from Tile Style. The Company believes Nanyang and Tile Style each provide an important combination of quality, product availability and pricing, and relying solely on other vendors to supply similar product to the Company would not be in the Company’s best interests. The Company and the Audit Committee will continue to review future purchases from Nanyang and Tile Style and compare the pricing for products purchased from each of Nanyang and Tile Style to the pricing of same or similar products purchased from unrelated vendors.

The Company employed Adam Rucker, son of Robert A. Rucker, the Company’s former Interim Chief Executive Officer and President, former member of the Company’s Board of Directors, and current holder of more than 5% of the Company’s common stock, as a Director of Information Technology through December 12, 2018. He was paid $29,025 severance in 2019. In fiscal year 2018, the Company paid Adam Rucker a total of $112,000. Adam Rucker also received the standard benefits provided to other Company employees during fiscal year 2018.

Note 11: Income (loss) per common share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, after taking into consideration all dilutive potential common shares outstanding during the period. Dilutive shares were excluded from the calculation of diluted net loss per share for the year ended December 31, 2019, as their effect was antidilutive as a result of the net loss incurred for that period. Therefore, dilutive weighted average number of shares outstanding and diluted net loss per share were the same as basic weighted average number of shares outstanding and basic net loss per share for the year ended December 31, 2019.

Basic and diluted net income (loss) per share was calculated as follows:

	2020	2019	2018
	(in thousands, except share and per share data)
Net income (loss)	$6,031	$(4,463)	$10,442
Weighted average shares outstanding - basic	49,957,356	50,624,309	51,907,619
Effect of dilutive securities attributable to stock based awards	626,386	-	181,541
Weighted average shares outstanding - diluted	50,583,742	50,624,309	52,089,160
Basic net income (loss) per share	$0.12	$(0.09)	$0.20
Diluted net income (loss) per share	$0.12	$(0.09)	$0.20
Anti-dilutive securities excluded from earnings per share calculation	1,482,552	2,251,652	1,508,616

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Equity Incentive Plans

2012 Plan:

Under the 2012 Omnibus Award Plan, 5,000,000 shares of the Company’s common stock are reserved for issuance pursuant to a variety of stock based compensation awards, including stock options, and restricted stock awards.

Stock Options:

During the year ended December 31, 2020, the Company did not grant any stock options to its employees. During the year ended December 31, 2019 and 2018, the Company granted stock options to its employees that included service condition requirements. The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the option valuation models are outlined in the following table:

	2020	2019	2018
Risk-free interest rate	–	2.50%	2.75%	–	3.08%
Expected life (in years)	–	6	5	–	6
Expected volatility	–	56%	55%	–	57%
Dividend yield	–	3%	2%	–	4%

The computation of the expected volatility assumptions used in the option valuation models was based on historical volatilities of the Company. The Company used the “simplified” method to calculate the expected term of options granted due to the lack of adequate historical data. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The expected dividend yield was determined using the historical dividend payout and a trailing twelve month closing stock price on the grant date. To the extent that actual outcomes differ from the Company's assumptions, the Company is not required to true up grant-date fair value-based expense to final intrinsic values. The weighted average fair value of stock options granted was $2.57 and $3.10 during the years ended December 31, 2019 and 2018, respectively.

Stock based compensation related to options for the years ended December 31, 2020, 2019 and 2018 was $0.4 million, $0.7 million, and $1.0 million, respectively, and was included in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2020, the total future compensation cost related to non-vested options not yet recognized in the consolidated statement of operations was $0.4 million and is expected to be recognized over a weighted average period of 1.6 years.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes stock option activity during the years ended December 31, 2020, 2019 and 2018:

	Shares	Weighted Average Exercise Price	Weighted Avg. Grant Date Fair Value	Weighted Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2018	1,732,564	$14.74	$6.95	4.5	$365
Granted	176,380	$7.19	$3.10
Exercised	-	$-	$-
Cancelled/Forfeited	(520,865)	$18.59	$8.69
Balance, December 31, 2018	1,388,079	$12.34	$5.80	4.9	$-
Granted	334,134	$6.26	$2.57
Exercised	-	$-	$-
Cancelled/Forfeited	(468,219)	$10.66	$4.81
Balance, December 31, 2019	1,253,994	$11.34	$5.31	4.7	$-
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Forfeited	(243,547)	$12.91	$5.91
Balance, December 31, 2020	1,010,447	$10.96	$5.16	4.6	$-
Exercisable at December 31, 2020	810,920	$11.83	$5.66	3.9
Vested and expected to vest, December 31, 2020	1,010,447	$10.96	$5.16	4.6	$-

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s stock on December 31. No stock options were exercised during fiscal year 2020.

Options outstanding as of December 31, 2020 were as follows:

Range of Exercise Price				Weighted Average
			Options	Exercise Price	Remaining Contractual Life-Years
$5.00	to	$10.00	686,887	$8.31	4.99
$10.01	to	$15.00	144,060	$12.52	4.05
$15.01	to	$20.00	120,500	$17.83	3.96
$20.01	to	$25.00	51,000	$23.17	2.76
$25.01	to	$30.00	8,000	$29.44	2.56

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock:

The Company awards restricted common shares to selected employees and non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain its Adjusted EBITDA or other performance targets. The restricted common stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition.

The following table summarizes restricted stock activity during the years ended December 31, 2020, 2019 and 2018:

	Shares	Weighted Avg. Grant Date Fair Value
Nonvested, January 1, 2018	275,168	$13.03
Granted	682,646	$6.61
Vested	(63,680)	$15.88
Forfeited	(131,617)	$8.70
Nonvested, December 31, 2018	762,517	$7.80
Granted	781,697	$4.36
Vested	(170,677)	$7.95
Forfeited	(375,879)	$7.39
Nonvested, December 31, 2019	997,658	$5.23
Granted	1,090,759	$1.12
Vested	(329,326)	$5.34
Forfeited	(116,594)	$5.22
Nonvested, December 31, 2020	1,642,497	$2.48

The total expense associated with restricted stock for the years ended December 31, 2020, 2019, and 2018 was $1.8 million, $1.9 million, and $1.7 million, respectively. As of December 31, 2020, there was $2.9 million of total unrecognized expense related to unvested restricted stock awards, which are expected to vest, and will be expensed over a weighted average period of 2.1 years. The fair value of restricted stock granted in fiscal years 2020 and 2019 was $1.2 million and $3.4 million, respectively. The total fair value of restricted stock that vested in fiscal years 2020 and 2019 was $0.6 million and $0.7 million, respectively. Using the closing stock price of $4.30 on December 31, 2020, the 1,642,497 restricted shares outstanding and expected to vest as of December 31, 2020 had an intrinsic value of $7.1 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Income Taxes

The components of the provision for income taxes consisted of the following:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Current
Federal	$(3,632)	$324	$734
State	190	479	638
International	31	144	23
Total Current	(3,411)	947	1,395
Deferred
Federal	1,522	(1,296)	2,839
State	377	(261)	844
International	(17)	(64)	80
Total Deferred	1,882	(1,621)	3,763
Total (Benefit) Provision for Income Taxes	$(1,529)	$(674)	$5,158

A majority of the Company's income is from domestic operations.

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes a wide variety of tax and non-tax provisions aimed to provide relief to individuals and businesses adversely affected by the COVID-19 pandemic, including an array of tax benefits and incentives for businesses, including the deferral of certain employer payroll taxes. Additionally, the CARES Act modified the rules associated with net operating losses and made technical corrections to tax depreciation methods for qualified improvement property. As a result of the CARES Act tax law changes, for the year ended December 31, 2020, we recognized a $3.4 million tax benefit related to our ability to carryback net operating losses to prior years that had higher tax rates. The carryback claims of the 2019 U.S. federal income tax return are currently filed with the IRS, and the anticipated refund is $8.9 million. Additionally, starting in the second quarter of 2020 and continuing through the year ended December 31, 2020, the Company deferred payments associated with employer related payroll taxes of approximately $2.7 million under the CARES Act with expected payments in late 2021 and 2022.

The following table reflects the effective income tax rate reconciliation for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Tax reform	-	-	(1.1)
State income taxes, net of the federal tax benefit	7.6	3.7	5.7
Stock based compensation	12.6	(7.3)	7.6
Remeasurement of deferred tax assets	(0.1)	(1.1)	0.3
Tax credits	(0.9)	2.6	(0.8)
Uncollectible state receivables	-	(5.6)	-
Impact of CARES Act	(76.1)	-	-
Other	1.9	(0.2)	0.4
Effective tax rate	(34.0)%	13.1%	33.1%

The Company’s effective tax rate was (34.0%) in 2020 and 13.1% in 2019. The tax benefit recognized during 2020 and the improvement in the effective tax rate was primarily due to the enactment of the CARES Act, which gave the Company the ability to carry back federal net operating losses to years with a federal statutory tax rate of 35%.

The Company’s effective tax rate for 2019 was 13.1%, compared to 33.1% in 2018, a decrease of 20.0%. Income tax expense in 2018 included stock based compensation charges, which increased the Company’s effective tax rate by 7.6%. Income tax benefit in 2019 included tax shortfall charges and the write-off of uncollectible state receivables, which decreased the Company’s effective tax rate by 12.9%.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Components of net deferred income taxes were as follows at December 31:

	2020	2019
	(in thousands)
Deferred income tax assets:
Section 743 carryforward	$11,215	$12,915
Inventory	1,324	1,829
Stock based compensation	1,019	1,290
Operating lease liabilities(1)	38,981	41,203
Net operating loss & credit carryforwards	362	3,495
Other	3,520	2,120
Total deferred income tax assets	$56,421	$62,852

Deferred income tax liabilities
Depreciation	12,642	15,279
Operating lease right-of-use assets(1)	36,516	37,910
Other	1,922	2,467
Total deferred income tax liabilities	51,080	55,656
Net deferred income tax assets	$5,341	$7,196

(1)See Note 1: Summary of Significant Accounting Policies, regarding the impact of the adoption of ASC Topic 842: Leases

As of December 31, 2020, the Company had $0.4 million of state tax effected net operating losses, with all amounts before limitation impacts and valuation allowances. The state tax attribute carryovers will expire after five years to indefinite carryover period.

The Company has recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of its foreign subsidiary as of December 31, 2020. As of December 31, 2020, the total undistributed earnings of the Company's non-U.S. subsidiary was approximately $0.6 million. The Company has provided no deferred taxes on withholding taxes, state taxes, and foreign currency gains and losses due on the repatriation of those earnings.

The Company records interest and penalties through income tax relating to uncertain tax positions. As of December 31, 2020, 2019 and 2018, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

The Company's federal income tax returns for fiscal years 2017 through 2019 tax years are still subject to examination in the U.S. Various state and foreign jurisdiction tax years remain open to examination. The Company believes that any potential assessment would be immaterial to its consolidated financial statements.

Note 14: New Markets Tax Credit

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In December 2016, U.S. Bank contributed $3.2 million to the Investment Fund and, by virtue of such contribution, is entitled to substantially all of the tax benefits derived from the NMTC, while the Company effectively received net loan proceeds equal to U.S. Bank’s contributions to the Investment Fund. This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase U.S. Bank’s interest. The Company believes that U.S. Bank will exercise the put option in December 2023 at the end of the recapture period. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require the Company to indemnify U.S. Bank for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company has determined that the financing arrangement with the Investment Fund and CDEs constitutes a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank contributed $3.2 million, net of syndication fees, to the Investment Fund. The Company incurred $1.3 million of syndication fees in connection with this transaction. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of December 31, 2020, the balance of the contribution liability for this arrangement was $1.4 million, of which $0.5 million was classified as other accrued liabilities on the consolidated balance sheet and $0.9 million was classified as other long-term liabilities on the consolidated balance sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of December 31, 2020, the remaining balance in the Investment Fund available for reimbursement to the Company was $0.7 million.

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

The Company determined that this financing arrangement constituted a VIE. The ongoing activities of the Tile Shop Investment Fund LLC – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Tile Shop Investment Fund LLC. Management considered the contractual arrangements that obligated the Company to deliver tax benefits and provide various other guarantees to the structure; the investors’ lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of The Tile Shop Investment Fund LLC. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Tile Shop Investment Fund LLC, as a VIE, in accordance with the accounting standards for consolidation. In 2013, the investors contributed $5.6 million, net of syndication fees, to the Tile Shop Investment Fund LLC. The Company incurred $1.2 million of syndication fees in connection with this transaction. The Company recognized the benefit of this net $4.4 million contribution over the seven-year compliance period as it was earned through the on-going compliance with the conditions of the NMTC program.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In July 2020, the investors exercised the put option to purchase the investors’ interest in the Tile Shop Investment Fund LLC at the end of the tax credit recapture period. This transaction did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

Note 15: Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company matched $1.5 million, $1.6 million, and $1.6 million of employee contributions in 2020, 2019, and 2018, respectively, and made no discretionary contributions for any of the years presented.

Note 16: Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2020 and 2019 are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2020
Net sales	$94,279	67,730	81,492	81,556
Gross profit	64,955	45,414	55,304	55,852
Income (loss) from operations	2,594	(1,794)	2,901	2,675
Net income (loss)	3,502	(760)	1,914	1,375
Basic earnings (loss) per share	0.07	(0.02)	0.04	0.03
Diluted earnings (loss) per share	0.07	(0.02)	0.04	0.03

2019
Net sales	$86,908	$88,903	$85,944	$78,596
Gross profit	61,842	61,360	59,169	53,748
Income (loss) from operations	2,894	798	(635)	(4,414)
Net income (loss)	1,320	(154)	(1,383)	(4,246)
Basic earnings (loss) per share	0.03	-	(0.03)	(0.09)
Diluted earnings (loss) per share	0.03	-	(0.03)	(0.09)

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Contribution and Merger Agreement, dated June 27, 2012, by and among JWC Acquisition Corp., The Tile Shop, LLC, members of The Tile Shop, LLC, Nabron International, Inc., Tile Shop Holdings, Inc., and Tile Shop Merger Sub, Inc. – incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by JWC Acquisition Corp. on June 27, 2012.

3.1	Certificate of Incorporation of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
3.2	Bylaws of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
4.1	Specimen Common Stock Certificate – incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 23, 2012.
4.2	Description of Tile Shop Holdings, Inc.’s Registered Securities – incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.
10.1*	Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
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

10.8*	Tile Shop Holdings, Inc. Form of Stock Restriction Agreement – incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
10.9*

Employment Agreement, dated February 19, 2018, between Tile Shop Holdings, Inc. and Cabell Lolmaugh – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2018.

10.10

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

10.11

Security Agreement, dated as of September 18, 2018, by and among Tile Shop Holdings, Inc., The Tile Shop, LLC, Tile Shop Lending, Inc., and certain subsidiaries of Tile Shop Holdings, Inc. or The Tile Shop, LLC, as grantors, and Bank of America, N.A., as Administrative Agent – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 19, 2018.

10.12

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

10.14*

Employment Agreement, dated September 6, 2019, by and between Tile Shop Holdings, Inc. and Nancy DiMattia – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

10.15*

Employment Agreement, dated September 6, 2019, by and between the Tile Shop Holdings, Inc. and Mark Davis – incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

10.16*

Letter Agreement, dated as of April 24, 2020, by and between the Company and Cabell H. Lolmaugh – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2020.

10.17*

Letter Agreement, dated as of April 24, 2020, by and between the Company and Nancy DiMattia – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 27, 2020.

10.18*

Letter Agreement, dated as of April 24, 2020, by and between the Company and Mark B. Davis – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 27, 2020.

10.19*

Employment Agreement, dated October 16, 2020, by and between the Tile Shop Holdings, Inc. and Joe Kinder – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.20*	Tile Shop Holdings, Inc. Form of Performance-Based Stock Restriction Agreement – filed herewith.
21.1	Subsidiaries of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm – filed herewith.
24.1	Power of Attorney (included on the “Signatures” page of this Annual Report on Form 10-K) – filed herewith.
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
32.1**	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished herewith.
32.2**	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished herewith.
99.1	Director Standstill Commitment – incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2020.
99.2	Stipulation of Settlement, dated August 7, 2020 – incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2020.
101

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) – filed herewith.

______________________

*Management compensatory plan or arrangement.

**These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

88

TILE SHOP HOLDINGS, INC.

Date: March 11, 2021	/s/ CABELL H. LOLMAUGH
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

Signature	Title	Date

/s/ CABELL H. LOLMAUGH	Chief Executive Officer, Director	March 11, 2021
Cabell H. Lolmaugh	(Principal Executive Officer)

/s/ NANCY DIMATTIA	Senior Vice President and Chief Financial Officer	March 11, 2021
Nancy DiMattia	(Principal Financial Officer)

/s/ MARK B. DAVIS	Vice President, Investor Relations, and Chief	March 11, 2021
Mark B. Davis	Accounting Officer (Principal Accounting Officer)

/s/ PETER H. KAMIN	Director and Chairman of the Board of Directors	March 11, 2021
Peter H. Kamin

/s/ MARK J. BONNEY	Director	March 11, 2021
Mark J. Bonney

/s/ DEBORAH K. GLASSER	Director	March 11, 2021
Deborah K. Glasser

/s/ PETER J. JACULLO, III	Director	March 11, 2021
Peter J. Jacullo, III

/s/ LINDA SOLHEID	Director	March 11, 2021
Linda Solheid