Form 10-Q
period 2021-03-31
TILE SHOP HOLDINGS, INC.
filed 2021-05-07
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 51,925,262 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$35,933	$9,617
Restricted cash	655	655
Receivables, net	3,015	2,975
Inventories	70,972	74,296
Income tax receivable	6,631	8,116
Other current assets, net	7,921	8,995
Total Current Assets	125,127	104,654
Property, plant and equipment, net	94,769	99,035
Right of use asset	127,395	132,374
Deferred tax assets	5,454	5,341
Other assets	1,219	1,286
Total Assets	$353,964	$342,690

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,803	$15,382
Income tax payable	167	93
Current portion of lease liability	29,440	27,223
Other accrued liabilities	43,268	34,106
Total Current Liabilities	89,678	76,804
Long-term debt	-	-
Long-term lease liability, net	116,357	122,678
Other long-term liabilities	3,573	4,146
Total Liabilities	209,608	203,628

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,932,704 and 51,701,080 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	158,545	158,556
Accumulated deficit	(14,190)	(19,487)
Accumulated other comprehensive loss	(4)	(12)
Total Stockholders' Equity	144,356	139,062
Total Liabilities and Stockholders' Equity	$353,964	$342,690

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$92,084	$94,279
Cost of sales	27,898	29,324
Gross profit	64,186	64,955
Selling, general and administrative expenses	57,278	62,361
Income from operations	6,908	2,594
Interest expense	(168)	(848)
Income before income taxes	6,740	1,746
(Provision) benefit for income taxes	(1,443)	1,756
Net income	$5,297	$3,502

Income per common share:
Basic	$0.11	$0.07
Diluted	$0.10	$0.07

Weighted average shares outstanding:
Basic	50,105,825	49,842,072
Diluted	51,056,798	49,842,072

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$5,297	$3,502
Currency translation adjustment	8	(16)
Other comprehensive income (loss)	8	(16)
Comprehensive income	$5,305	$3,486

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except per share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2019	50,806,674	$5	$156,482	$(25,518)	$(70)	$130,899
Issuance of restricted shares	669,609	-	-	-	-	-
Cancellation of restricted shares	(79,297)	-	-	-	-	-
Stock based compensation	-	-	566	-	-	566
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(79)	-	-	(79)
Foreign currency translation adjustments	-	-	-	-	(16)	(16)
Net income	-	-	-	3,502	-	3,502
Balance at March 31, 2020	51,396,986	$5	$156,969	$(22,016)	$(86)	$134,872

Balance at December 31, 2020	51,701,080	$5	$158,556	$(19,487)	$(12)	$139,062
Issuance of restricted shares	322,024	-	-	-	-	-
Cancellation of restricted shares	(90,400)	-	-	-	-	-
Stock based compensation	-	-	592	-	-	592
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(603)	-	-	(603)
Foreign currency translation adjustments	-	-	-	-	8	8
Net income	-	-	-	5,297	-	5,297
Balance at March 31, 2021	51,932,704	$5	$158,545	$(14,190)	$(4)	$144,356

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$5,297	$3,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,194	8,215
Amortization of debt issuance costs	76	149
Impairment charges	-	2,155
Non-cash lease expense	6,155	5,868
Stock based compensation	592	566
Deferred income taxes	(113)	4,456
Changes in operating assets and liabilities:
Receivables	(40)	(839)
Inventories	3,324	11,325
Other current assets, net	1,064	223
Accounts payable	1,580	(2,772)
Income tax receivable / payable	1,558	(6,249)
Accrued expenses and other liabilities	3,427	(3,707)
Net cash provided by operating activities	30,114	22,892
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(3,202)	(645)
Net cash used in investing activities	(3,202)	(645)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	-	(79,160)
Advances on line of credit	-	53,600
Employee taxes paid for shares withheld	(603)	(79)
Net cash used in financing activities	(603)	(25,639)
Effect of exchange rate changes on cash	7	(11)
Net change in cash, cash equivalents and restricted cash	26,316	(3,403)
Cash, cash equivalents and restricted cash beginning of period	10,272	9,919
Cash, cash equivalents and restricted cash end of period	$36,588	$6,516

Cash and cash equivalents	$35,933	$5,701
Restricted cash	655	815
Cash, cash equivalents and restricted cash end of period	$36,588	$6,516

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$161	$15
Cash paid for interest	238	833
Cash paid for income taxes, net	-	22

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of March 31, 2021, the Company had 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company also has a sourcing office located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K.

Reclassification

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation for the quarter ended March 31, 2021.  Specifically, the Company elected to change the way it presents cash flows from operating leases in its Statement of Cash Flows.  In the three months ended March 31, 2020, the Company presented the net change in the right of use asset and lease liabilities as other, net within the operating section of the Statement of Cash Flows.  During the third quarter of 2020, the Company determined it would be more appropriate to disaggregate this activity.  The amortization of the right of use assets is now presented as a non-cash lease expense within the operating section of the Statement of Cash Flows.  Lease payments, net of the accretion of lease liabilities, are now presented as a change in accrued expenses and other liabilities within the operating section of the Statement of Cash Flows.

The impact of this change on the Statement of Cash Flows presented as of March 31, 2020 follows:

(in thousands)	Previously Reported	Adjustments	As Revised
Non-cash lease expense	$-	$5,868	$5,868
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	2,973	(6,680)	(3,707)
Other, net	(812)	812	-
Net cash provided by operating activities	22,892	-	22,892

The change in classification had no impact on the Company’s pretax earnings, earnings per share, net cash provided by operating activities or balance sheets in any period.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. COVID-19 has negatively impacted public health and the global economy, disrupted global supply chains, and created volatility in financial markets. The continuing implications of COVID-19 on the Company remain uncertain and will depend on certain future developments, including the duration, scope and severity of the pandemic and the effects of new variants of COVID-19, some of which may be more virulent or transmissible than the initial strain; its impact on the Company’s employees, customers and suppliers; the range and timing of government mandated restrictions and other measures; and the success of the deployment and widespread adoption of approved COVID-19 vaccines and their effectiveness. This uncertainty could have a material impact on the accounting estimates and

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

assumptions utilized to prepare the Company’s consolidated financial statements in future reporting periods, which could result in a material adverse impact on the Company’s financial position, results of operations and cash flows.

Recently Adopted Accounting Pronouncements

In the first quarter of fiscal 2021, the Company adopted new accounting requirements related to the measurement of credit losses on financial instruments, including trade receivables. The new standard and subsequent amendments replaced the incurred loss impairment model with a forward-looking expected credit loss model, which will generally result in earlier recognition of credit losses. The Company’s allowance for doubtful accounts represents its estimate of expected credit losses related to its trade receivables. To estimate the allowance for doubtful accounts, the Company leverages information on historical losses, current conditions, and reasonable and supportable forecasts of future conditions. Account balances are written off against the allowance when the Company deems the amount is uncollectible. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (FASB) issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance is effective as of the beginning of the reporting period when the election is made through December 31, 2022. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Note 2: Revenues

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenues.

The following table presents revenues disaggregated by product category:

	For the three months ended
	March 31,
	2021	2020
Man-made tiles	46%	46%
Natural stone tiles	29	29
Setting and maintenance materials	15	14
Accessories	8	10
Delivery service	2	1
Total	100%	100%

The Company generates revenues by selling tile products, setting and maintenance materials, accessories, and delivery services to its customers through its store locations and online. The timing of revenue recognition coincides with the transfer of control of goods and services ordered by the customer which falls into one of three categories described below:

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $17.8 million and $12.2 million as of March 31, 2021 and December 31, 2020, respectively. Revenues recognized during the three-month period ended March 31, 2021 that were included in the customer deposit balance as of the beginning of the period were $10.4 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $3.0 million on both March 31, 2021 and December 31, 2020. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020 were as follows:

	(in thousands)
	March 31,	December 31,
	2021	2020
Other current accrued liabilities	$5,700	$4,957
Other current assets	1,676	1,516
Sales returns reserve, net	$4,024	$3,441

Note 3: Inventories

Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of March 31, 2021 and December 31, 2020:

	(in thousands)
	March 31,	December 31,
	2021	2020
Finished goods	$69,459	$72,619
Raw materials	1,513	1,677
Total	$70,972	$74,296

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.7 million and $0.6 million as of March 31, 2021 and December 31, 2020, respectively.

Note 4: Income Taxes

The Company's effective tax rate on net income before taxes for the three months ended March 31, 2021 and 2020 was 21.4% and (100.6)%, respectively. The Company’s effective tax rate during the three months ended March 31, 2020 included adjustments resulting from the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which gave the Company the ability to carry back federal net operating losses to years with a federal statutory rate of 35%. The Company’s effective tax rate during the three months ended March 31, 2021 included a $0.3 million tax benefit associated with restricted stock award vestings that occurred during the quarter.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of March 31, 2021 and 2020, the Company had not recognized any liabilities for uncertain tax positions, nor had interest and penalties related to uncertain tax positions been accrued.

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

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands, except per share data)
	For the three months ended
	March 31,
	2021	2020
Net income	$5,297	$3,502
Weighted average shares outstanding - basic	50,105,825	49,842,072
Effect of dilutive securities attributable to stock based awards	950,973	-
Weighted average shares outstanding - diluted	51,056,798	49,842,072
Income per common share:
Basic	$0.11	$0.07
Diluted	$0.10	$0.07
Anti-dilutive securities excluded from earnings per share calculation	1,192,885	2,065,632

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	March 31,	December 31,
	2021	2020
Customer deposits	$17,763	$12,225
Sales returns reserve	5,700	4,957
Accrued wages and salaries	6,767	6,561
Payroll and sales taxes	6,454	4,958
Other current liabilities	6,584	5,405
Total other accrued liabilities	$43,268	$34,106

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 7: Long-term Debt

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on the Company’s rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on the Company’s rent adjusted leverage ratio. At March 31, 2021 the base interest rate was 4.00% and the LIBOR-based interest rate was 1.86%. The Company had no borrowings outstanding on its revolving line of credit as of March 31, 2021. In addition, the Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. Standby letters of credit totaled $2.4 million as of both March 31, 2021 and December 31, 2020. There was $97.6 million available for borrowing on the revolving line of credit as of March 31, 2021, which may be used to support the Company’s growth and for working capital purposes.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. The Company was in compliance with the covenants as of March 31, 2021.

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

Following the onset of COVID-19 in 2020, the Company worked with its landlords to defer rent payments for many of its retail locations throughout the second quarter of 2020. As of December 31, 2020, the deferred rent balance was $2.1 million. During the three months ended March 31, 2021, the Company repaid $1.0 million of the deferred rent balance to its landlords. As of March 31, 2021, the deferred rent balance was $1.1 million. The deferred rent balance is recorded as a liability within the current portion of lease liability balance.

Leases (in thousands)	Classification	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Right of use asset	$127,395	$132,374
Total leased assets		$127,395	$132,374

Liabilities
Current
Operating	Current portion of lease liability	$29,440	$27,223
Noncurrent
Operating	Long-term lease liability, net	116,357	122,678
Total lease liabilities		$145,797	$149,901

		Three months ended
Lease cost (in thousands)	Classification	March 31, 2021	March 31, 2020
Operating lease cost	SG&A expenses	$8,478	$8,221
Financing lease cost
Amortization of leased assets	SG&A expenses	-	12
Interest on lease liabilities	Interest expense	-	16
Variable lease cost(1)	SG&A expenses	3,708	3,398
Short term lease cost	SG&A expenses	124	248
Net lease cost		$12,310	$11,895

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

(1) Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Three months ended
Other Information (in thousands)	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,482	$9,067
Operating cash flows from financing leases	$-	$22
Financing cash flows from financing leases	$-	$60

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2021 and December 31, 2020 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	March 31, 2021	December 31, 2020
Assets		(in thousands)
Cash and cash equivalents	Level 1	$35,933	$9,617
Restricted cash	Level 1	655	655

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. No impairment charges were recorded during the three months ended March 31, 2021. During

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

the three months ended March 31, 2020, the Company recognized a $2.2 million charge in selling, general and administrative expenses to write-down property, plant, and equipment and right of use assets to their estimated fair values. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return, and market rental rates for comparable properties. Projected cash flows are considered Level 3 inputs. Market rental rates for comparable properties are considered Level 2 inputs.

Note 10: Equity Incentive Plans

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three months ended March 31, 2021 and 2020 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was $0.1 million for both the three months ended March 31, 2021 and March 31, 2020. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of March 31, 2021, the Company had outstanding stock options to purchase 1,002,695 shares of common stock at a weighted average exercise price of $10.96.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.5 million for both the three months ended March 31, 2021 and March 31, 2020. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of March 31, 2021, the Company had 1,693,794 outstanding restricted common shares.

Note 11: New Markets Tax Credit

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs constitutes a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions of $3.2 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.3 million of syndication fees in connection with this transaction, which were classified as other current assets and other non-current assets in the consolidated balance sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of March 31, 2021, the balance of the contribution liability for this arrangement was $1.3 million, of which $0.5 million was classified as other accrued liabilities on the Consolidated Balance Sheet and $0.8 million was classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of March 31, 2021, the remaining balance in the Investment Fund available for reimbursement to the Company was $0.7 million.

Note 12: Related Party Transactions

On July 9, 2018, Fumitake Nishi, a former Company employee and the brother-in-law of Robert A. Rucker, the Company’s former Interim Chief Executive Officer and President, former member of the Company’s Board of Directors, and holder of more than 5% of the Company’s common stock as of March 31, 2021, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”). Mr. Nishi also has an ownership interest in Tilestyling Co. Ltd (“Tile Style”), a vendor from which the Company started acquiring product in 2020. Nanyang and Tile Style supply the Company with natural stone products, including hand-crafted mosaics, listellos and other accessories. The Company paid $7.6 million to Nanyang in connection with purchases made during the year ended December 31, 2020. During the three months ended March 31, 2021, the Company purchased $1.9 million of products from Nanyang. As of March 31, 2021, the accounts payable due to Nanyang was $0.2 million. The Company paid $0.7 million to Tile Style in connection with purchases made during the year ended December 31, 2020. During the three months ended March 31, 2021, the Company purchased $0.5 million of products from Tile Style. As of March 31, 2021, the accounts payable due to Tile Style was $0.1 million. Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy. Certain of those violations involved his undisclosed ownership of Nanyang at that time.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Tile Shop Holdings, Inc.’s (“Holdings,” and together with its wholly owned subsidiaries, the “Company,” “we,” “us,” or “our”) financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations and assumptions that are subject to risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties, many of which have been, and may further be, exacerbated by the COVID-19 pandemic, include, but are not limited to, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including its effect on general economic conditions and credit markets and on customer traffic to our stores, as well as the potential duration of the COVID-19 pandemic and the length and adequacy of measures we have taken to attempt to mitigate the impact of the COVID-19 pandemic on our business; our ability to successfully implement our strategic plan and the anticipated benefits of our strategic plan; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining refinancing due to market conditions resulting from the COVID-19 pandemic; supply costs and expectations, including the continued availability of sufficient products from our suppliers and the potential impact of the COVID-19 pandemic on, among other things, product availability and timing of deliveries; our expectations with respect to ongoing compliance with the terms of the Credit Agreement (as defined below), including the possibility that the impact of the COVID-19 pandemic on our business may result in our inability to maintain such compliance, as well as the potential impact of the phase out of LIBOR; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations; our expectations regarding the effects of employee recruiting, training, mentoring, and retention; the potential impact of cybersecurity breaches or disruptions to our management information systems; our ability to successfully implement our information technology initiatives, including our enterprise resource planning (“ERP”) system; our ability to effectively manage our online sales; our ability to remediate material weaknesses in our internal control over financial reporting; costs and adequacy of insurance; the potential impact of natural disasters and other catastrophic events; risks inherent in operating as a holding company; fluctuations in material and energy costs; the potential outcome of any legal proceedings; risks related to ownership of our common stock; and those factors set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We intend to use our website, investors.tileshop.com, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD of the Securities and Exchange Commission (“SEC”). Such disclosures will be included on our website under the heading News and Events. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of March 31, 2021, we operated 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. COVID-19 has negatively impacted public health and the global economy, disrupted global supply chains, and created volatility in financial markets. The continuing implications of COVID-19 on us remain uncertain and will depend on certain future developments, including the duration, scope and severity of the pandemic and the effects of new variants of COVID-19, some of which may be more virulent or transmissible than the initial strain; its impact on our employees, customers and suppliers; the range and timing of government mandated restrictions and other measures; and the success of the deployment and widespread adoption of approved COVID-19 vaccines and their effectiveness. This uncertainty could have a material impact on the accounting estimates and assumptions utilized to prepare our consolidated financial statements in future reporting periods, which could result in a material adverse impact on our financial position, results of operations and cash flows.

The COVID-19 pandemic had a significant impact on our operations during 2020. For instance, we experienced a sharp decline in traffic toward the end of the first quarter of 2020 following the onset of COVID-19 in the United States. In response, we took steps to reduce selling, general and administrative (sometimes referred to as “SG&A”) expenses by eliminating a portion of our workforce, reducing store hours, curtailing advertising spending, reducing the number of replenishment trucks sent from our distribution centers to our stores and limiting other SG&A spending when possible. As state and local governments started lifting restrictions toward the end of the second quarter of 2020, we saw an improvement in traffic and sales trends. Throughout the remainder of 2020, we took a cautious approach to investing in activities that would increase our SG&A expenses, which included operating our stores at a reduced hours schedule compared to the prior year. We also started experiencing elevated levels of product outages during second half of 2020 due to vendor production delays and other disruptions in our supply chain related to COVID-19.

During the first quarter of fiscal 2021, we continued to operate our stores at a reduced hours schedule. While we have taken steps to expand evening hours and test Sunday hours in select stores, we continue to take a cautious approach to investing in activities that would increase our SG&A expenses. We also continue to experience elevated levels of product outages, which are partially due to vendor production delays and global shipping capacity constraints resulting, in part, from the impact of COVID-19. These factors, combined with strong demand, have resulted in an increase in our backlog. Customer deposits placed on orders that were not delivered by the end of the quarter increased by $5.6 million from $12.2 million as of December 31, 2020 to $17.8 million as of March 31, 2021. We continue to actively work with our vendors to secure delivery of backordered product.

While we are cautiously optimistic with the current business trend and the progress made distributing COVID-19 vaccinations in recent months, a resurgence of COVID-19 cases could have a negative impact on us. Specifically, we could be adversely impacted by limitations on our employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring stores to close or employees to remain home; limitations of carriers to deliver our products to customers; product shortages; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us in a timely manner. These events could have a material adverse effect on our results of operations, cash flows and liquidity. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the economic impact of the pandemic.

Other Recent Developments

On March 1, 2021, the Company’s Board of Directors unanimously voted to authorize the Company to apply for listing of its common stock with The Nasdaq Stock Market LLC (“Nasdaq”). The Company’s common stock is currently quoted on the Pink tier of the OTC Markets under the symbol “TTSH”. The Company has submitted its listing application. The Company’s listing application is still pending.  The Company cautions its stockholders and others considering trading its securities that there is no assurance that Nasdaq will approve the Company’s listing application.

March 2021 Quarter Financial Overview

For the three months ended March 31, 2021 and 2020, we reported net sales of $92.1 million and $94.3 million, respectively, due to a decrease in sales at comparable stores of 2.3%. The decrease in sales at comparable stores was primarily due to a decrease in store traffic. Our stores continued to operate at a reduced number of hours during the first quarter of 2021 when compared to the same period in 2020. Additionally, we continued to experience elevated levels of product outages, which had an adverse impact on sales during the first quarter of 2021.

The table below sets forth information about our comparable store sales (decline) growth for the three months ended March 31, 2021 and 2020.

	For the three months ended
	March 31,
	2021	2020
Comparable store sales (decline) growth	(2.3)%	6.7%

For the three months ended March 31, 2021 and 2020, we reported gross profit of $64.2 million and $65.0 million, respectively. The gross margin rate was 69.7% and 68.9% for the three months ended March 31, 2021 and 2020, respectively. The increase in gross margin rate was primarily driven by better pricing and an improvement in customer delivery collection rates and partially offset by a higher mix of freight delivery services during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

For the three months ended March 31, 2021 and 2020, we reported income from operations of $6.9 million and $2.6 million, respectively. The increase in income from operations was primarily driven by a $5.1 million decrease in selling, general and administrative expenses, which was partially offset by the margin contribution from lower sales levels. The decrease in SG&A expenses was partially due to a decrease in store hours during the first quarter of 2021 when compared to the first quarter of 2020, which contributed to a $1.5 million reduction in compensation and benefits expenses. In addition, during the three months ended March 31, 2020, the Company recorded $2.2 million of asset impairment charges and $1.1 million of legal costs incurred in connection with shareholder litigation in SG&A expenses. The Company did not record any asset impairment charges or incur any legal costs in connection with shareholder litigation during the three months ended March 31, 2021.

Net cash provided by operating activities was $30.1 million and $22.9 million for the three months ended March 31, 2021 and 2020, respectively.

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

Results of Operations

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

	(in thousands)
	2021	% of sales(1)	2020	% of sales(1)
Net sales	$92,084	100.0%	$94,279	100.0%
Cost of sales	27,898	30.3%	29,324	31.1%
Gross profit	64,186	69.7%	64,955	68.9%
Selling, general and administrative expenses	57,278	62.2%	62,361	66.1%
Income from operations	6,908	7.5%	2,594	2.8%
Interest expense	(168)	(0.2)%	(848)	(0.9)%
Income before income taxes	6,740	7.3%	1,746	1.9%
(Provision) benefit for income taxes	(1,443)	(1.6)%	1,756	1.9%
Net income	$5,297	5.8%	$3,502	3.7%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the first quarter of 2021 decreased $2.2 million, or 2.3%, compared with the first quarter of 2020, primarily due to a 2.3% decrease in sales generated by comparable stores. The decrease in sales at comparable stores was primarily due to a decrease in store traffic. Our stores continued to operate at a reduced number of hours during the first quarter of 2021 when compared to the same period in 2020. Additionally, we continued to experience elevated levels of product outages, which had an adverse impact on sales during the first quarter of 2021.

Gross Profit Gross profit for the first quarter of 2021 decreased $0.8 million, or 1.2%, compared with the first quarter of 2020 primarily due to a decrease in sales. The gross margin rate was 69.7% and 68.9% for the three months ended March 31, 2021 and 2020, respectively. The increase in gross margin rate was primarily driven by better pricing and an improvement in customer delivery collection rates and partially offset by a higher mix of freight delivery services during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the first quarter of 2021 decreased $5.1 million, or 8.2%, compared with the first quarter of 2020. The decrease in SG&A expenses was partially due to a decrease in store hours during the first quarter of 2021 when compared to the first quarter of 2020, which contributed to a $1.5 million reduction in compensation and benefits expenses. In addition, during the three months ended March 31, 2020, the Company recorded $2.2 million of asset impairment charges and $1.1 million of legal costs incurred in connection with shareholder litigation in SG&A expenses. The Company did not record any asset impairment charges or incur any legal costs in connection with shareholder litigation during the three months ended March 31, 2021.

Interest Expense Interest expense was $0.2 million and $0.8 million for the first quarter of 2021 and 2020, respectively. The decrease was due to the decrease in outstanding debt during the first quarter of 2021 as compared to the first quarter of 2020.

Provision for Income Taxes Provision for income taxes increased $3.2 million for the first quarter of 2021 compared with the first quarter of 2020. Our effective tax rate for the three months ended March 31, 2021 and 2020 was 21.4% and (100.6)%, respectively. The Company’s effective tax rate during the three months ended March 31, 2020 included adjustments resulting from the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which gave the Company the ability to carry back federal net operating losses to years with a federal statutory rate of 35%.  The Company’s effective tax rate during the three months ended March 31, 2021 included a $0.3 million tax benefit associated with restricted stock award vestings that occurred during the quarter.

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

The reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2021 and 2020 is as follows:

	(in thousands)
	Three Months Ended
	March 31,
	2021	% of sales	2020	% of sales(1)
Net income	$5,297	5.8%	$3,502	3.7%
Interest expense	168	0.2%	848	0.9%
Provision (benefit) for income taxes	1,443	1.6%	(1,756)	(1.9)%
Depreciation and amortization	7,194	7.8%	8,215	8.7%
Stock based compensation	592	0.6%	566	0.6%
Adjusted EBITDA	$14,694	16.0%	$11,375	12.1%

(1) Amounts do not foot due to rounding.

The calculation of pretax return on capital employed is as follows:

	(in thousands)
	March 31,
	2021(1)	2020(1)
Income (loss) from Operations (trailing twelve months)	$10,691	$(1,657)

Total Assets	358,686	401,279
Less: Accounts payable	(15,255)	(19,260)
Less: Income tax payable	(141)	(44)
Less: Other accrued liabilities	(42,341)	(25,805)
Less: Lease liability	(150,892)	(160,115)
Less: Other long-term liabilities	(3,965)	(3,917)
Capital Employed	$146,092	$192,138

Pretax Return on Capital Employed	7.3%	(0.9)%

(1) Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $35.9 million of cash and cash equivalents at March 31, 2021, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity for purchasing additional merchandise inventory, maintaining our existing stores, and general corporate purposes.

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on our rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. At March 31, 2021, the base interest rate was 4.00% and the LIBOR-based interest rate was 1.86%. The Company had no borrowings outstanding on its revolving line of credit as of March 31, 2021. In addition, the Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. Standby letters of credit totaled $2.4 million as of both March 31, 2021 and December 31, 2020. There was $97.6 million available for borrowing on the revolving line of credit as of March 31, 2021, which may be used to support our growth and for working capital purposes.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. We were in compliance with the covenants as of March 31, 2021.

We believe that our cash flow from operations, together with our existing cash and cash equivalents and borrowings available under our Credit Agreement, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months. However, the worldwide economic disruptions caused by the COVID-19 pandemic could materially affect our future access to our sources of liquidity. In the event of a sustained market deterioration and declines in net sales, profit and operating cash flow, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Capital Expenditures

Capital expenditures were $3.2 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. The increase in capital expenditures during the first quarter of 2021 was due to investments in one new store, store remodels, merchandising and information technology assets.

Cash flows

The following table summarizes our cash flow data for the three months ended March 31, 2021 and 2020.

	(in thousands)
	Three Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$30,114	$22,892
Net cash used in investing activities	(3,202)	(645)
Net cash used in financing activities	(603)	(25,639)

Operating activities

Net cash provided by operating activities during the three months ended March 31, 2021 was $30.1 million compared with $22.9 million during the three months ended March 31, 2020. The increase was attributable to an increase in net income and improved working capital management during the three months ended March 31, 2021.

Investing activities

Net cash used in investing activities totaled $3.2 million for the three months ended March 31, 2021 compared with $0.6 million for the three months ended March 31, 2020. The increase in cash used in investing activities was due to an increase in capital expenditures during the first quarter of 2021 to invest in one new store, store remodels, merchandising and information technology assets.

Financing activities

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2021 compared with $25.6 million for the three months ended March 31, 2020. The decrease in cash used in financing activities during the first quarter of 2021 was due to a decrease in debt payments.

Cash and cash equivalents totaled $35.9 million at March 31, 2021 compared with $9.6 million at December 31, 2020. Working capital was $35.4 million at March 31, 2021 compared with $27.9 million at December 31, 2020. The increase in working capital during the first quarter of 2021 was primarily due to an increase in cash and cash equivalents.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Arrangements

As of March 31, 2021, there were no material changes to our contractual obligations outside the ordinary course of business.

Recently Adopted Accounting Pronouncements

In the first quarter of fiscal 2021, we adopted new accounting requirements related to the measurement of credit losses on financial instruments, including trade receivables. The new standard and subsequent amendments replaced the incurred loss impairment model with a forward-looking expected credit loss model, which will generally result in earlier recognition of credit losses. Our allowance for doubtful accounts represents an estimate of expected credit losses related to our trade receivables. To estimate our allowance for doubtful accounts, we leverage information on historical losses, current conditions, and reasonable and supportable forecasts of future conditions. Account balances are written off against the allowance when we deem the amount is uncollectible. The adoption of this standard did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (FASB) issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance is effective as of the beginning of the reporting period when the election is made through December 31, 2022. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 and concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to material weaknesses in our internal control over financial reporting as described below.

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

•The ineffective design and implementation of IT general controls (“ITGCs”) for the ERP system that are relevant to the preparation of our financial statements. Specifically, we did not (i) maintain adequate control over user access to the ERP system to ensure appropriate segregation of duties and to restrict access to financial applications and data; and (ii) maintain adequate documentation practices surrounding management and control of IT changes affecting financial IT applications. Our business process controls (automated and manual) are dependent on the affected ITGCs and, therefore, are also deemed ineffective because they are adversely impacted by the ineffective ITGCs.

Planned Remediation of Material Weaknesses

We have adjusted, and intend to consider further adjustments to, our previously disclosed plans relating to addressing these material weaknesses. We have taken steps to strengthen our change management procedures and performed a project to segregate responsibilities from users with access to our ERP system. We are currently building controls to mitigate the risk identified when we were not able to systematically segregate responsibilities. The identified material weaknesses in internal control over financial reporting will not be considered remediated until controls have been designed and are in operation for a sufficient period of time for our management to conclude that the material weaknesses have been remediated. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as set forth above under “Planned Remediation of Material Weaknesses”.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, party to lawsuits, threatened lawsuits, disputes and other claims arising in the normal course of business. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows, and the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	1,710	(1)	$0.00	-	-
February 1, 2021 - February 28, 2021	34,472	(2)	6.50	-	-
March 1, 2021 - March 31, 2021	54,218	(2)	6.98	-	-
	90,400		$6.66	-	-

(1)We repurchased these shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Award Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(2)We withheld these shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The following table sets forth, as of May 3, 2021, information regarding beneficial ownership of our common stock by each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

We have based our calculation of the percentage of beneficial ownership on 51,925,262 shares of our common stock outstanding on May 3, 2021.

Unless otherwise noted below, the address for each of the shareholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Peter J. Jacullo III, Director(1)	8,576,902	16.5%
Peter H. Kamin, Chairman of the Board(2)	6,848,884	13.2%
B. Riley Financial, Inc. and affiliates(3)	4,410,145	8.5%
Cannell Capital LLC(4)	3,147,164	6.1%
Savitr Capital LLC(5)	2,770,535	5.3%
Philotimo Fund, LP and affiliates(6)	2,597,857	5.0%

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

(3)Based on a Schedule 13D/A filed with the SEC on March 4, 2021 by B. Riley Financial, Inc. (“BRF”), B. Riley Capital Management, LLC (“BRCM”), BRC Partners Management GP, LLC (“BRPGP”), BRC Partners Opportunity Fund, LP (“BRPLP”), B. Riley Securities, Inc. (“BRS”) and Bryant R. Riley (collectively, the “B. Riley Parties”), and 272 Capital LP (“272 Capital”) and Wes Cummins (together with 272 Capital, the “272 Parties”).

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

(4)Based on a Schedule 13D filed with the SEC on February 3, 2021 by Cannell Capital LLC and J. Carlo Cannell. Cannell Capital LLC acts as the investment adviser to Tonga Partners, L.P., Tristan Partners, L.P. and Tristan Offshore Fund, Ltd. (the “Funds”) and as investment advisor to various separately-managed accounts (collectively with the Funds, the “Investment Vehicles”). Mr. Cannell is the sole managing member of Cannell Capital LLC and investment adviser to the Investment Vehicles. As such, Cannell Capital LLC and Mr. Cannell may be deemed to beneficially own the 3,147,164 shares of common stock held directly by the Investment Vehicles and have sole voting and dispositive power over such shares. The business address of the reporting persons is 245 Meriwether Circle, Alta, Wyoming 83414.

(5)Based on a Schedule 13G filed with the SEC on January 28, 2020 by Savitr Capital LLC (“Savitr”), Savitr holds shared voting and dispositive power over 2,770,535 shares of common stock. The business address of Savitr is 600 Montgomery Street, 47th Floor, San Francisco, California 94111.

(6)Based on a Schedule 13G filed with the SEC on February 4, 2021 by Philotimo Fund, LP (“Philotimo”), Kanen Wealth Management, LLC (“KWM”), and David L. Kanen, reporting holdings as of January 22, 2021. KWM is the general partner of Philotimo. Mr. Kanen is the managing member of KWM. By virtue of these relationships, KWM may be deemed to beneficially own the shares of common stock owned by Philotimo, and Mr. Kanen may be deemed to beneficially own the shares of common stock owned by each of Philotimo and KWM. Philotimo reported beneficial ownership of, and shared voting and dispositive power over, 1,524,524 shares. KWM reported beneficial ownership of, and shared voting and dispositive power over, 2,512,155 shares. Mr. Kanen reported beneficial ownership of 2,597,857 shares, including 85,702 shares over which he has sole voting and dispositive power and 2,512,155 shares over which he has shared voting and dispositive power. The business address of the reporting persons is 5850 Coral Ridge Drive, Suite 309, Coral Springs, Florida 33076.

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

10.1*

Tile Shop Holdings, Inc. Form of Performance-Based Stock Restriction Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

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
101**

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management compensatory plan or arrangement.

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: May 7, 2021	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: May 7, 2021	By:	/s/ NANCY DIMATTIA
Nancy DiMattia
Chief Financial Officer