Form 10-Q
period 2021-06-30
TILE SHOP HOLDINGS, INC.
filed 2021-08-05
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(763) 852-2950

(Registrant’s telephone number, including area code)

_____________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	TTSH	The Nasdaq Stock Market LLC

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

As of August 2, 2021, there were 51,968,043 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$44,750	$9,617
Restricted cash	655	655
Receivables, net	3,273	2,975
Inventories	68,933	74,296
Income tax receivable	8,911	8,116
Other current assets, net	7,061	8,995
Total Current Assets	133,583	104,654
Property, plant and equipment, net	91,376	99,035
Right of use asset	124,771	132,374
Deferred tax assets	5,515	5,341
Other assets	1,200	1,286
Total Assets	$356,445	$342,690

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,002	$15,382
Income tax payable	128	93
Current portion of lease liability	28,640	27,223
Other accrued liabilities	42,708	34,106
Total Current Liabilities	87,478	76,804
Long-term debt	-	-
Long-term lease liability, net	113,234	122,678
Other long-term liabilities	5,275	4,146
Total Liabilities	205,987	203,628

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,912,689 and 51,701,080 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	159,149	158,556
Accumulated deficit	(8,696)	(19,487)
Accumulated other comprehensive loss	-	(12)
Total Stockholders' Equity	150,458	139,062
Total Liabilities and Stockholders' Equity	$356,445	$342,690

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$96,193	$67,730	$188,277	$162,009
Cost of sales	29,768	22,316	57,666	51,640
Gross profit	66,425	45,414	130,611	110,369
Selling, general and administrative expenses	58,811	47,208	116,089	109,569
Income (loss) from operations	7,614	(1,794)	14,522	800
Interest expense	(145)	(559)	(313)	(1,407)
Income (loss) before income taxes	7,469	(2,353)	14,209	(607)
(Provision) benefit for income taxes	(1,975)	1,593	(3,418)	3,349
Net income (loss)	$5,494	$(760)	$10,791	$2,742

Income (loss) per common share:
Basic	$0.11	$(0.02)	$0.22	$0.05
Diluted	$0.11	$(0.02)	$0.21	$0.05

Weighted average shares outstanding:
Basic	50,259,945	49,926,267	50,183,310	49,884,169
Diluted	51,333,949	49,926,267	51,183,259	50,052,990

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$5,494	$(760)	$10,791	$2,742
Currency translation adjustment	4	2	12	(14)
Other comprehensive income (loss)	4	2	12	(14)
Comprehensive income (loss)	$5,498	$(758)	$10,803	$2,728

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except per share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at March 31, 2020	51,396,986	$5	$156,969	$(22,016)	$(86)	$134,872
Issuance of restricted shares	28,494	-	-	-	-	-
Cancellation of restricted shares	(55,313)	-	-	-	-	-
Stock based compensation	-	-	538	-	-	538
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(14)	-	-	(14)
Foreign currency translation adjustments	-	-	-	-	2	2
Net loss	-	-	-	(760)	-	(760)
Balance at June 30, 2020	51,370,167	$5	$157,493	$(22,776)	$(84)	$134,638

Balance at March 31, 2021	51,932,704	$5	$158,545	$(14,190)	$(4)	$144,356
Cancellation of restricted shares	(5,345)	-	-	-	-	-
Stock based compensation	-	-	706	-	-	706
Tax withholdings related to net share settlements of stock based compensation awards	(14,670)	-	(102)	-	-	(102)
Foreign currency translation adjustments	-	-	-	-	4	4
Net income	-	-	-	5,494	-	5,494
Balance at June 30, 2021	51,912,689	$5	$159,149	$(8,696)	$-	$150,458

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except per share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2019	50,806,674	$5	$156,482	$(25,518)	$(70)	$130,899
Issuance of restricted shares	698,103	-	-	-	-	-
Cancellation of restricted shares	(134,610)	-	-	-	-	-
Stock based compensation	-	-	1,104	-	-	1,104
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(93)	-	-	(93)
Foreign currency translation adjustments	-	-	-	-	(14)	(14)
Net income	-	-	-	2,742	-	2,742
Balance at June 30, 2020	51,370,167	$5	$157,493	$(22,776)	$(84)	$134,638

Balance at December 31, 2020	51,701,080	$5	$158,556	$(19,487)	$(12)	$139,062
Issuance of restricted shares	322,024	-	-	-	-	-
Cancellation of restricted shares	(7,055)	-	-	-	-	-
Stock based compensation	-	-	1,299	-	-	1,299
Tax withholdings related to net share settlements of stock based compensation awards	(103,360)	-	(706)	-	-	(706)
Foreign currency translation adjustments	-	-	-	-	12	12
Net income	-	-	-	10,791	-	10,791
Balance at June 30, 2021	51,912,689	$5	$159,149	$(8,696)	$-	$150,458

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$10,791	$2,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,259	16,082
Amortization of debt issuance costs	151	298
Loss on disposals of property, plant and equipment	14	-
Impairment charges	-	2,155
Non-cash lease expense	12,393	12,353
Stock based compensation	1,299	1,104
Deferred income taxes	(174)	3,058
Changes in operating assets and liabilities:
Receivables	(297)	145
Inventories	5,363	18,567
Other current assets, net	1,870	908
Accounts payable	1,010	(4,939)
Income tax receivable / payable	(760)	(6,445)
Accrued expenses and other liabilities	(3,934)	(5,040)
Net cash provided by operating activities	41,985	40,988
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(6,157)	(929)
Net cash used in investing activities	(6,157)	(929)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	-	(97,223)
Advances on line of credit	-	56,099
Employee taxes paid for shares withheld	(706)	(93)
Net cash used in financing activities	(706)	(41,217)
Effect of exchange rate changes on cash	11	(10)
Net change in cash, cash equivalents and restricted cash	35,133	(1,168)
Cash, cash equivalents and restricted cash beginning of period	10,272	9,919
Cash, cash equivalents and restricted cash end of period	$45,405	$8,751

Cash and cash equivalents	$44,750	$7,936
Restricted cash	655	815
Cash, cash equivalents and restricted cash end of period	$45,405	$8,751

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$391	$103
Cash paid for interest	361	1,445
Cash paid for income taxes, net	4,352	22

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of June 30, 2021, the Company had 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company also has a sourcing office located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K.

Reclassification

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation for the quarter ended June 30, 2021.  Specifically, the Company elected to change the way it presents cash flows from operating leases in its Statement of Cash Flows.  In the six months ended June 30, 2020, the Company presented the net change in the right of use asset and lease liabilities as other, net within the operating section of the Statement of Cash Flows.  During the third quarter of 2020, the Company determined it would be more appropriate to disaggregate this activity.  The amortization of the right of use assets is now presented as a non-cash lease expense within the operating section of the Statement of Cash Flows.  Lease payments, net of the accretion of lease liabilities, are now presented as a change in accrued expenses and other liabilities within the operating section of the Statement of Cash Flows.

The impact of this change on the Statement of Cash Flows presented as of June 30, 2020 follows:

(in thousands)	Previously Reported	Adjustments	As Revised
Change in leases	$3,276	$(3,276)	$-
Non-cash lease expense	$-	$12,353	$12,353
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	$4,037	$(9,077)	$(5,040)
Net cash provided by operating activities	$40,988	$-	$40,988

The change in classification had no impact on the Company’s pretax earnings, earnings per share, net cash provided by operating activities or balance sheets in any period.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. COVID-19 has negatively impacted public health and the global economy, disrupted global supply chains, and created volatility in financial markets. The continuing implications of COVID-19 on the Company remain uncertain and will depend on certain future developments, including the duration, scope and severity of the pandemic and the effects of new variants of COVID-19, some of which may be more virulent or transmissible than the initial strain; its impact on the Company’s employees, customers and suppliers; the range and timing of government mandated restrictions and other measures; and the success of the deployment and widespread adoption of approved COVID-19 vaccines and their effectiveness against new variants of COVID-19. This uncertainty could have a material impact on the

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

accounting estimates and assumptions utilized to prepare the Company’s consolidated financial statements in future reporting periods, which could result in a material adverse impact on the Company’s financial position, results of operations and cash flows.

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

In the first quarter of fiscal 2021, the Company adopted a new accounting standard that simplifies accounting for income taxes.  Specifically, the new standard simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The following table presents revenues disaggregated by product category:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Man-made tiles	48%	47%	47%	46%
Natural stone tiles	28	28	29	29
Setting and maintenance materials	14	14	14	14
Accessories	7	9	8	9
Delivery service	3	2	2	2
Total	100%	100%	100%	100%

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

•Revenue recognized when an order is picked up – If a customer places an order for items held in a centralized distribution center, the Company requests a deposit from the customer at the time they place the order. Subsequently, when the contents of the customer’s order are delivered to the store, the customer returns to the store and picks up the items that were ordered. The Company recognizes revenue on this transaction when the customer picks up their order.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

•Revenue recognized when an order is delivered – If a customer places an order in a store and requests delivery of their order, the Company prepares the contents of their order, initiates the delivery service, and recognizes revenue once the contents of the customer’s order are delivered.

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $16.5 million and $12.2 million as of June 30, 2021 and December 31, 2020, respectively. Revenues recognized during the six months ended June 30, 2021 that were included in the customer deposit balance as of the beginning of the period were $11.6 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $3.3 million and $3.0 million at June 30, 2021 and December 31, 2020, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company qualifies for the practical expedient outlined in Accounting Standards Codification 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020 were as follows:

	(in thousands)
	June 30,	December 31,
	2021	2020
Other accrued liabilities	$5,709	$4,957
Other current assets	1,735	1,516
Sales returns reserve, net	$3,974	$3,441

Note 3: Inventories

Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of June 30, 2021 and December 31, 2020:

	(in thousands)
	June 30,	December 31,
	2021	2020
Finished goods	$67,410	$72,619
Raw materials	1,523	1,677
Total	$68,933	$74,296

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.6 million on both June 30, 2021 and December 31, 2020.

Note 4: Income Taxes

The Company's effective tax rate on net income before taxes for the three months ended June 30, 2021 and 2020 was 26.4% and 67.7%, respectively. The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was 24.1% and 551.7%, respectively. The Company’s effective tax rate during the three and six months ended June 30, 2020 included adjustments resulting from the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which gave the Company the

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

ability to carry back federal net operating losses to years with a federal statutory rate of 35%. The Company’s effective tax rate during the six months ended June 30, 2021 included a $0.3 million tax benefit associated with restricted stock award vestings.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of June 30, 2021 and 2020, the Company had not recognized any liabilities for uncertain tax positions, nor had interest and penalties related to uncertain tax positions been accrued.

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

Basic and diluted earnings (loss) per share were calculated as follows:

	(dollars in thousands, except per share data)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$5,494	$(760)	$10,791	$2,742
Weighted average shares outstanding - basic	50,259,945	49,926,267	50,183,310	49,884,169
Effect of dilutive securities attributable to stock based awards	1,074,004	-	999,949	168,821
Weighted average shares outstanding - diluted	51,333,949	49,926,267	51,183,259	50,052,990
Income (loss) per common share:
Basic	$0.11	$(0.02)	$0.22	$0.05
Diluted	$0.11	$(0.02)	$0.21	$0.05
Anti-dilutive securities excluded from earnings per share calculation	945,695	2,585,401	976,607	1,903,737

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	June 30,	December 31,
	2021	2020
Customer deposits	$16,497	$12,225
Sales returns reserve	5,709	4,957
Accrued wages and salaries	8,294	6,561
Payroll and sales taxes	5,152	4,958
Other current liabilities	7,056	5,405
Total other accrued liabilities	$42,708	$34,106

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 7: Long-term Debt

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on the Company’s rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on the Company’s rent adjusted leverage ratio. At June 30, 2021, the base interest rate was 4.00% and the LIBOR-based interest rate was 1.84%. The Company had no borrowings outstanding on its revolving line of credit as of June 30, 2021. In addition, the Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. Standby letters of credit totaled $2.4 million as of both June 30, 2021 and December 31, 2020. There was $97.6 million available for borrowing on the revolving line of credit as of June 30, 2021, which may be used to support the Company’s growth and for working capital purposes.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. The Company was in compliance with the covenants as of June 30, 2021.

Note 8: Leases

The Company leases its retail stores, certain distribution space, and office space. Leases generally have a term of ten to fifteen years, and contain renewal options. Assets acquired under operating leases are included in the Company’s right of use assets in the accompanying Consolidated Balance Sheet. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants. Leasehold improvements are amortized using the straight-line method over the shorter of the original lease term, the renewal term if the lease renewal is reasonably certain or the useful life of the improvement.

Following the onset of COVID-19 in 2020, the Company worked with its landlords to defer rent payments for many of its retail locations throughout the second quarter of 2020. As of December 31, 2020, the deferred rent balance was $2.1 million. During the six months ended June 30, 2021, the Company repaid $1.6 million of the deferred rent balance to its landlords. As of June 30, 2021, the deferred rent balance was $0.5 million. The deferred rent balance is recorded as a liability within the current portion of lease liability balance.

Leases (in thousands)	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Right of use asset	$124,771	$132,374
Total leased assets		$124,771	$132,374

Liabilities
Current
Operating	Current portion of lease liability	$28,640	$27,223
Noncurrent
Operating	Long-term lease liability, net	113,234	122,678
Total lease liabilities		$141,874	$149,901

		Three Months Ended
Lease cost (in thousands)	Classification	June 30, 2021	June 30, 2020
Operating lease cost	SG&A expenses	$8,533	$8,236
Financing lease cost
Amortization of leased assets	SG&A expenses	-	12
Interest on lease liabilities	Interest expense	-	14
Variable lease cost(1)	SG&A expenses	3,300	3,507
Short term lease cost	SG&A expenses	127	153
Net lease cost		$11,960	$11,922

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

		Six Months Ended
Lease cost (in thousands)	Classification	June 30, 2021	June 30, 2020
Operating lease cost	SG&A expenses	$17,011	$16,457
Financing lease cost
Amortization of leased assets	SG&A expenses	-	24
Interest on lease liabilities	Interest expense	-	30
Variable lease cost(1)	SG&A expenses	7,008	6,905
Short term lease cost	SG&A expenses	250	401
Net lease cost		$24,269	$23,817

(1) Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Six Months Ended
Other Information (in thousands)	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$18,283	$13,205
Operating cash flows from financing leases	$-	$44
Financing cash flows from financing leases	$-	$122

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2021 and December 31, 2020 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	June 30, 2021	December 31, 2020
Assets		(in thousands)
Cash and cash equivalents	Level 1	$44,750	$9,617
Restricted cash	Level 1	655	655

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. No impairment charges were recorded during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company recognized a $2.2 million charge in selling, general and administrative expenses to write-down property, plant, and equipment and right of use assets to their estimated fair values. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return, and market rental rates for comparable properties. Projected cash flows are considered Level 3 inputs. Market rental rates for comparable properties are considered Level 2 inputs.

During the three and six months ended June 30, 2021, the Company recorded a $1.1 million adjustment to reflect an increase in the fair value to restore leased property to its original condition at the end of the lease. The change in the estimated value of the Company’s asset retirement obligation resulted in a $1.1 million increase in property, plant and equipment, a $0.1 million increase in other current liabilities, and a $1.0 million increase in other long-term liabilities. The Company measured the fair value of its asset retirement obligation based on the estimated amounts and timing of settlements, an estimated risk adjusted rate of return, and expected inflation rates, which are considered Level 2 inputs.

Note 10: Equity Incentive Plans

At the Annual Meeting of Stockholders held on July 20, 2021 (the “Annual Meeting”), the Company’s stockholders approved the 2021 Omnibus Equity Compensation Plan (the “2021 Plan”). The 2021 Plan replaced 2012 Omnibus Award Plan (the “Prior Plan”). No new awards will be granted under the Prior Plan after the date of the Annual Meeting. However, the Company granted equity awards under the Prior Plan to the Company’s non-employee directors on the date of the Annual Meeting, and all awards granted under the Prior Plan that were outstanding on the date of stockholder approval of the 2021 Plan will remain outstanding in accordance with their terms. The maximum number of shares that may be delivered with respect to awards under the 2021 Plan is 3,500,000 shares, subject to adjustment in certain circumstances. Shares tendered or withheld to pay the exercise price of a stock option or to cover tax withholding will not be added back to the number of shares available under the 2021 Plan. To the extent that any award under the 2021 Plan, or any award granted under the Prior Plan prior to stockholder approval of the 2021 Plan, is forfeited, canceled, surrendered or otherwise terminated without the issuance of shares or an award is settled only in cash, the shares subject to such awards granted but not delivered will be added to the number of shares available for awards under the 2021 Plan.

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three and six months ended June 30, 2021 and 2020 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was $0.1 million for both the three months ended June 30, 2021 and 2020. Total stock based compensation expense related to stock options was $0.2 million for both the six months ended June 30, 2021 and 2020. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of June 30, 2021, the Company had outstanding stock options to purchase 1,001,695 shares of common stock at a weighted average exercise price of $10.96.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.6 million and $0.4 million for the three months ended June 30, 2021 and 2020 respectively. Total stock based compensation expense related to restricted stock was $1.1 million and

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

$0.9 million for the six months ended June 30, 2021 and 2020, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of June 30, 2021, the Company had 1,640,563 outstanding restricted common shares.

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs constitutes a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions of $3.2 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.3 million of syndication fees in connection with this transaction, which were classified as other current assets and other non-current assets in the consolidated balance sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of June 30, 2021, the balance of the contribution liability for this arrangement was $1.1 million, of which $0.5 million was classified as other accrued liabilities on the Consolidated Balance Sheet and $0.6 million was classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of June 30, 2021, the remaining balance in the Investment Fund available for reimbursement to the Company was $0.7 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 12: Related Party Transactions

On July 9, 2018, Fumitake Nishi, a former Company employee and the brother-in-law of Robert A. Rucker, the Company’s former Interim Chief Executive Officer and President, former member of the Company’s Board of Directors, and former holder of more than 5% of the Company’s common stock as of June 30, 2021, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”). Mr. Nishi also has an ownership interest in Tilestyling Co. Ltd (“Tile Style”), a vendor from which the Company started acquiring product in 2020. Nanyang and Tile Style supply the Company with natural stone products, including hand-crafted mosaics, listellos and other accessories. The Company paid $7.6 million to Nanyang in connection with purchases made during the year ended December 31, 2020. During the three and six months ended June 30, 2021, the Company purchased $1.4 million and $3.3 million of products from Nanyang, respectively. As of June 30, 2021, there were no accounts payable due to Nanyang. The Company paid $0.7 million to Tile Style in connection with purchases made during the year ended December 31, 2020. During the three and six months ended June 30, 2021, the Company purchased $0.5 million and $1.0 million of products from Tile Style, respectively. As of June 30, 2021, there were no accounts payable due to Tile Style. Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy. Certain of those violations involved his undisclosed ownership of Nanyang at that time.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations and assumptions that are subject to risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties, many of which have been, and may further be, exacerbated by the COVID-19 pandemic, include, but are not limited to, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including its effect on general economic conditions and credit markets and on customer traffic to our stores, as well as the potential duration of the COVID-19 pandemic and the length and adequacy of measures we have taken to attempt to mitigate the impact of the COVID-19 pandemic on our business; our ability to successfully implement our strategic plan and the anticipated benefits of our strategic plan; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining refinancing due to market conditions resulting from the COVID-19 pandemic; supply costs and expectations, including the continued availability of sufficient products from our suppliers and the potential impact of the COVID-19 pandemic on, among other things, product availability and timing and cost of deliveries; our expectations with respect to ongoing compliance with the terms of the Credit Agreement (as defined below), including the possibility that the impact of the COVID-19 pandemic on our business may result in our inability to maintain such compliance, as well as the potential impact of the phase out of LIBOR; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations; our expectations regarding the effects of employee recruiting, training, mentoring, and retention; the potential impact of cybersecurity breaches or disruptions to our management information systems; our ability to successfully implement our information technology initiatives, including our enterprise resource planning (“ERP”) system; our ability to effectively manage our online sales; our ability to remediate material weaknesses in our internal control over financial reporting; costs and adequacy of insurance; the potential impact of natural disasters and other catastrophic events; risks inherent in operating as a holding company; fluctuations in material and energy costs; the potential outcome of any legal proceedings; risks related to ownership of our common stock; and those factors set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of June 30, 2021, we operated 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. COVID-19 has negatively impacted public health and the global economy, disrupted global supply chains, and created volatility in financial markets. The continuing implications of COVID-19 on us remain uncertain and will depend on certain future developments, including the duration, scope and severity of the pandemic and the effects of new variants of COVID-19, some of which may be more virulent or transmissible than the initial strain; its impact on our employees, customers and suppliers; the range and timing of government mandated restrictions and other measures, including the reimplementation of previously lifted measures or imposition of new measures; and the success of the deployment and widespread adoption of approved COVID-19 vaccines and their effectiveness against new variants of COVID-19. This uncertainty could have a material impact on the accounting estimates and assumptions utilized to prepare our consolidated financial statements in future reporting periods, which could result in a material adverse impact on our financial position, results of operations and cash flows.

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

We continued to experience elevated levels of product outages during the second quarter of fiscal 2021, which were partially due to vendor production delays and global shipping capacity constraints resulting, in part, from the impact of COVID-19. We continue to actively work with our vendors to secure delivery of backordered product.

While we are cautiously optimistic with the current business trend and the progress made distributing COVID-19 vaccinations in recent months, the continued sporadic outbreaks of COVID-19 cases occurring globally, as well as the ongoing spread of new COVID-19 variants, could have a negative impact on us. Specifically, we could be adversely impacted by limitations on our employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring stores to close or employees to remain home; limitations of carriers to deliver our products to customers; product shortages; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us in a timely manner. These events could have a material adverse effect on our results of operations, cash flows and liquidity. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the economic impact of the pandemic.

June 2021 Quarter Financial Overview

For the three months ended June 30, 2021 and 2020, we reported net sales of $96.2 million and $67.7 million, respectively. The sales results during the three months ended June 30, 2020 were adversely impacted by the onset of COVID-19 in the United States and the shelter in place restrictions implemented by many state and local governments in response to the pandemic. This resulted in store closures, reduced store hours, lower levels of traffic and an overall decrease in sales during the three months ended June 30, 2020. Over the last 12 months, we have seen restrictions ease, the rollout of vaccinations in the United States, and strong demand trends for home improvement products. These factors, combined with the execution of the Company’s strategy, have helped drive improvements in traffic, average ticket and overall sales.

The table below sets forth information about our comparable store sales (decline) growth for the three and six months ended June 30, 2021 and 2020.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Comparable store sales growth (decline)	41.6%	(24.7)%	16.0%	(9.2)%

For the three months ended June 30, 2021 and 2020, we reported gross profit of $66.4 million and $45.4 million, respectively. The increase in gross profit was primarily due to an increase in sales. The gross margin rate was 69.1% and 67.1% for the three months ended June 30, 2021 and 2020, respectively. The increase in gross margin rate was primarily driven by better pricing and an improvement in customer delivery collection rates, partially offset by a higher mix of freight delivery services, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

For the three months ended June 30, 2021 and 2020, we reported income (loss) from operations of $7.6 million and $(1.8) million, respectively. The increase in income from operations was primarily due to the improvement in sales and gross margin rates. These factors were partially offset by an $11.6 million increase in selling, general and administrative expenses, which was primarily due to an increase in variable selling costs.

Net cash provided by operating activities was $42.0 million and $41.0 million for the six months ended June 30, 2021 and 2020, respectively.

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

Results of Operations

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020

	(in thousands)
	2021	% of sales(1)	2020	% of sales(1)
Net sales	$96,193	100.0%	$67,730	100.0%
Cost of sales	29,768	30.9%	22,316	32.9%
Gross profit	66,425	69.1%	45,414	67.1%
Selling, general and administrative expenses	58,811	61.1%	47,208	69.7%
Income (loss) from operations	7,614	7.9%	(1,794)	(2.6)%
Interest expense	(145)	(0.2)%	(559)	(0.8)%
Income (loss) before income taxes	7,469	7.8%	(2,353)	(3.5)%
(Provision) benefit for income taxes	(1,975)	(2.1)%	1,593	2.4%
Net income (loss)	$5,494	5.7%	$(760)	(1.1)%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the second quarter of 2021 increased $28.5 million, or 42.0%, compared with the second quarter of 2020. The sales results during the three months ended June 30, 2020 were adversely impacted by the onset of COVID-19 in the United States and the shelter in place restrictions implemented by many state and local governments in response to the pandemic. This resulted in store closures, reduced store hours, lower levels of traffic and an overall decrease in sales during the three months ended June 30, 2020. Over the last 12 months, we have seen restrictions ease, the rollout of vaccinations in the United States, and strong demand trends for home improvement products. These factors, combined with the execution of the Company’s strategy, have helped drive improvements in traffic, average ticket and overall sales, resulting in a 41.6% increase in sales at comparable stores.

Gross Profit Gross profit for the second quarter of 2021 increased $21.0 million, or 46.3%, compared with the second quarter of 2020, primarily due to an increase in sales. The gross margin rate was 69.1% and 67.1% for the three months ended June 30, 2021 and 2020, respectively. The increase in gross margin rate was primarily driven by better pricing and an improvement in customer delivery collection rates, partially offset by a higher mix of freight delivery services during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the second quarter of 2021 increased $11.6 million, or 24.6%, compared with the second quarter of 2020. The increase in selling, general and administrative expenses was largely due to a $6.2 million increase in variable selling expenses, a $1.5 million increase in transportation costs, a $1.5 million increase in wages largely due to an increase in headcount, a $0.9 million increase in consulting and temporary labor costs, and a $0.5 million increase in marketing expenses.

Interest Expense Interest expense was $0.1 million and $0.6 million for the second quarter of 2021 and 2020, respectively. The decrease was due to the decrease in outstanding debt during the second quarter of 2021 as compared to the second quarter of 2020.

Provision for Income Taxes Provision for income taxes increased $3.6 million for the second quarter of 2021 compared with the second quarter of 2020. The increase in the provision for income tax was largely due to the increase in income before taxes. Our effective tax rate for the three months ended June 30, 2021 and 2020 was 26.4% and 67.7%, respectively. The Company’s effective tax rate during the three months ended June 30, 2020 included adjustments resulting from the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which gave the Company the ability to carry back federal net operating losses to years with a federal statutory rate of 35%.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

	(in thousands)
	2021	% of sales	2020	% of sales
Net sales	$188,277	100.0%	$162,009	100.0%
Cost of sales	57,666	30.6%	51,640	31.9%
Gross profit	130,611	69.4%	110,369	68.1%
Selling, general and administrative expenses	116,089	61.7%	109,569	67.6%
Income from operations	14,522	7.7%	800	0.5%
Interest expense	(313)	(0.2)%	(1,407)	(0.9)%
Income (loss) before income taxes	14,209	7.5%	(607)	(0.4)%
(Provision) benefit for income taxes	(3,418)	(1.8)%	3,349	2.1%
Net income	$10,791	5.7%	$2,742	1.7%

Net Sales Net sales for the six months ended June 30, 2021 increased $26.3 million, or 16.2%, compared with the six months ended June 30, 2020. The sales results during the six months ended June 30, 2020 were adversely impacted by the onset of COVID-19 in the United States and the shelter in place restrictions implemented by many state and local governments in response to the pandemic. This resulted in store closures, reduced store hours, lower levels of traffic and an overall decrease in sales during the six months ended June 30, 2020. Over the last 12 months, we have seen restrictions ease, the rollout of vaccinations in the United States, and strong demand trends for home improvement products. These factors, combined with the execution of the Company’s strategy, have helped drive improvements in traffic and average ticket, resulting in a 16.0% increase in sales at comparable stores.

Gross Profit Gross profit for the six months ended June 30, 2021 increased $20.2 million, or 18.3%, compared with the six months ended June 30, 2020. The gross margin rate was 69.4% and 68.1% for the six months ended June 30, 2021 and 2020, respectively. The increase in gross margin rate was primarily driven by better pricing and an improvement in customer delivery collection rates during the six months ended June 30, 2021 when compared to the six months ended June 30, 2020.

Selling, General, and Administrative Expenses SG&A expenses for the six months ended June 30, 2021 increased $6.5 million, or 6.0%, compared with the six months ended June 30, 2020. The increase in SG&A expenses was primarily due to a $5.8 million increase in variable selling costs, a $1.6 million increase in transportation costs and a $1.0 million increase in advertising expenses. During the six months ended June 30, 2020, the Company recorded $2.2 million of asset impairment charges and $1.4 million of legal costs incurred in connection with shareholder litigation in SG&A expenses. The Company did not record any asset impairment charges or incur any legal costs in connection with shareholder litigation during the six months ended June 30, 2021.

Interest Expense Interest expense was $0.3 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively. The decrease was due to the decrease in outstanding debt during the six months ended June 30, 2021.

Provision for Income Taxes Provision for income taxes increased $6.8 million for the six months ended June 30, 2021 compared with the six months ended June 30, 2020. Our effective tax rate for the six months ended June 30, 2021 and 2020 was 24.1% and 551.7%, respectively. The tax benefit recognized during the six months ended June 30, 2020 and the change in the effective tax rate was primarily due the enactment of the CARES Act, which gave the Company the ability to carry back federal net operating losses to years with a federal statutory tax rate of 35%. The Company’s effective tax rate during the six months ended June 30, 2021 included a $0.3 million tax benefit associated with restricted stock award vestings.

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

The reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2021 and 2020 is as follows:

	(in thousands)
	Three Months Ended
	June 30,
	2021	% of sales	2020	% of sales(1)
Net income (loss)	$5,494	5.7%	$(760)	(1.1)%
Interest expense	145	0.2%	559	0.8%
Provision (benefit) for income taxes	1,975	2.1%	(1,593)	(2.4)%
Depreciation and amortization	7,065	7.3%	7,867	11.6%
Stock based compensation	706	0.7%	538	0.8%
Adjusted EBITDA	$15,385	16.0%	$6,611	9.8%

	(in thousands)
	Six Months Ended
	June 30,
	2021	% of sales	2020	% of sales
Net income	$10,791	5.7%	$2,742	1.7%
Interest expense	313	0.2%	1,407	0.9%
Provision (benefit) for income taxes	3,418	1.8%	(3,349)	(2.1)%
Depreciation and amortization	14,259	7.6%	16,082	9.9%
Stock based compensation	1,299	0.7%	1,104	0.7%
Adjusted EBITDA	$30,080	16.0%	$17,986	11.1%

(1) Amounts do not foot due to rounding.

The calculation of pretax return on capital employed is as follows:

	(in thousands)
	June 30,
	2021(1)	2020(1)
Income (loss) from Operations (trailing twelve months)	$20,099	$(4,249)

Total Assets	354,776	389,968
Less: Accounts payable	(15,946)	(16,670)
Less: Income tax payable	(125)	(85)
Less: Other accrued liabilities	(42,338)	(30,136)
Less: Lease liability	(147,622)	(158,018)
Less: Other long-term liabilities	(4,244)	(4,061)
Capital Employed	$144,501	$180,998

Pretax Return on Capital Employed	13.9%	(2.3)%

(1) Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $44.8 million of cash and cash equivalents at June 30, 2021, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity for purchasing additional merchandise inventory, maintaining our existing stores, and general corporate purposes.

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides us with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on our rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. At June 30, 2021, the base interest rate was 4.00% and the LIBOR-based interest rate was 1.84%. We did not have any borrowings outstanding on our revolving line of credit as of June 30, 2021. In addition, we have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. Standby letters of credit totaled $2.4 million as of both June 30, 2021 and December 31, 2020. There was $97.6 million available for borrowing on the revolving line of credit as of June 30, 2021, which may be used to support our growth and for working capital purposes.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. We were in compliance with the covenants as of June 30, 2021.

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

Capital Expenditures

Capital expenditures were $6.2 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. The increase in capital expenditures in 2021 was due to investments in one new store, one store relocation, store remodels, merchandising and information technology assets.

Cash flows

The following table summarizes our cash flow data for the six months ended June 30, 2021 and 2020.

	(in thousands)
	Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$41,985	$40,988
Net cash used in investing activities	(6,157)	(929)
Net cash used in financing activities	(706)	(41,217)

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2021 was $42.0 million compared with $41.0 million during the six months ended June 30, 2020. The increase was primarily attributable to an increase in net income that was partially offset by a decrease in cash provided by the change in inventory.

Investing activities

Net cash used in investing activities totaled $6.2 million for the six months ended June 30, 2021 compared with $0.9 million for the six months ended June 30, 2020. The increase in cash used in investing activities was due to an increase in capital expenditures during 2021 to invest in one new store, one store relocation, store remodels, merchandising and information technology assets.

Financing activities

Net cash used in financing activities was $0.7 million for the six months ended June 30, 2021 compared with $41.2 million for the six months ended June 30, 2020. The decrease in cash used in financing activities during the second quarter of 2021 was due to a decrease in debt payments.

Cash and cash equivalents totaled $44.8 million at June 30, 2021 compared with $9.6 million at December 31, 2020. Working capital was $46.1 million at June 30, 2021 compared with $27.9 million at December 31, 2020. The increase in working capital during the second quarter of 2021 was primarily due to an increase in cash and cash equivalents.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In the first quarter of fiscal 2021, we adopted a new accounting standard that simplifies accounting for income taxes.  Specifically, the new standard simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  The adoption of this standard did not have a material impact on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 and concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to material weaknesses in our internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as set forth above under “Planned Remediation of Material Weaknesses”.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Disclosures of risks should not be interpreted to imply that the risks have not already materialized. The COVID-19 pandemic continues to present a risk to our business, and the impacts from COVID-19, including supply chain disruptions, could exacerbate other risks discussed in Part I Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, any of which could have a material adverse effect on us. This situation is continuously evolving, and additional impacts may arise of which we are not currently aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	9,715	(1)	$5.27	-	-
May 1, 2021 - May 31, 2021	8,027	(2)	6.55	-	-
June 1, 2021 - June 30, 2021	2,273	(3)	0.00	-	-
	20,015		$5.19	-	-

(1)We withheld a total of 7,442 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.  We repurchased an additional 2,273 shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Award Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(2)We withheld a total of 7,228 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.  We repurchased an additional 799 shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Award Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(3)We repurchased 2,273 shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Award Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The following table sets forth, as of August 2, 2021, information regarding beneficial ownership of our common stock by each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

We have based our calculation of the percentage of beneficial ownership on 51,968,043 shares of our common stock outstanding on August 2, 2021.

Unless otherwise noted below, the address for each of the shareholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Peter J. Jacullo III, Director(1)	8,591,379	16.5%
Peter H. Kamin, Chairman of the Board(2)	6,872,802	13.2%
B. Riley Financial, Inc. and affiliates(3)	4,410,145	8.5%
Cannell Capital LLC(4)	3,147,164	6.1%
Savitr Capital LLC(5)	2,770,535	5.3%
Philotimo Fund, LP and affiliates(6)	2,597,857	5.0%

(1)Based on a Schedule 13D/A filed with the SEC on January 16, 2020 by JWTS, Inc. (“JWTS”), Peter J. Jacullo III, and the Katherine D. Jacullo Children’s 1993 Irrevocable Trust (the “Jacullo Trust”) and a Form 4 filed by Mr. Jacullo with the SEC on July 21, 2021. JWTS directly holds 4,441,180 shares of common stock and has sole voting and dispositive power with respect to such shares. Mr. Jacullo is the President and sole member of the board of directors of JWTS, holds sole voting and dispositive power over the securities held by JWTS, and may be deemed to beneficially own the securities held by JWTS. The Jacullo Trust directly holds 3,676,989 shares of common stock and has sole voting and dispositive power with respect to such shares. Mr. Jacullo is a co-trustee of the Jacullo Trust, holds shared voting and dispositive power over the securities held by the Jacullo Trust, and may be deemed to beneficially own the securities held by the Jacullo Trust. Mr. Jacullo disclaims beneficial ownership of the shares of common stock held by the Jacullo Trust, except to the extent of his pecuniary interest therein. Mr. Jacullo directly holds 473,210 shares of common stock over which he has sole voting and dispositive power, including 14,477 shares of unvested restricted common stock.

(2)Based on a Schedule 13D/A filed with the SEC on January 14, 2020 by Peter H. Kamin and a Form 4 filed by Mr. Kamin with the SEC on July 21, 2021. Includes (i) 1,694,608 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003, of which Peter H. Kamin is the trustee; (ii) 1,033,562 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997, of which Mr. Kamin is the trustee; (iii) 97,453 shares of common stock held by the Peter H. Kamin Family Foundation, of which Mr. Kamin is the trustee; (iv) 328,711 shares of common stock held by the Peter H. Kamin GST Trust, of which Mr. Kamin is the trustee; (v) 333,307 shares of common stock held by 3K Limited Partnership, of which Mr. Kamin is the general partner; and (vi) 3,385,161 shares of common stock directly held by Mr. Kamin, including 23,918 shares of unvested restricted common stock. Mr. Kamin has sole voting and dispositive power over all such shares.

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

3.2

Certificate of Amendment to the Certificate of Incorporation of Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

3.3

By-Laws of Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-182482) filed with the Securities and Exchange Commission on July 2, 2012).

10.1*

Tile Shop Holdings, Inc. 2021 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

10.2*

Form of Nonqualified Stock Option Agreement under the Tile Shop Holdings, Inc. 2021 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

10.3*

Form of Incentive Stock Option Agreement under the Tile Shop Holdings, Inc. 2021 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

10.4*

Form of Stock Restriction Agreement under the Tile Shop Holdings, Inc. 2021 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

10.5*

Form of Performance-Based Stock Restriction Agreement under the Tile Shop Holdings, Inc. 2021 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

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
101**

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management compensatory plan or arrangement.

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: August 5, 2021	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: August 5, 2021	By:	/s/ NANCY DIMATTIA
Nancy DiMattia
Chief Financial Officer