Form 10-Q
period 2021-09-30
TILE SHOP HOLDINGS, INC.
filed 2021-11-04
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were 51,969,094 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$44,264	$9,617
Restricted cash	655	655
Receivables, net	3,331	2,975
Inventories	76,697	74,296
Income tax receivable	8,580	8,116
Other current assets, net	8,084	8,995
Total Current Assets	141,611	104,654
Property, plant and equipment, net	86,897	99,035
Right of use asset	125,258	132,374
Deferred tax assets	6,177	5,341
Other assets	921	1,286
Total Assets	$360,864	$342,690

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,450	$15,382
Income tax payable	502	93
Current portion of lease liability	27,315	27,223
Other accrued liabilities	41,208	34,106
Total Current Liabilities	88,475	76,804
Long-term debt	-	-
Long-term lease liability, net	114,261	122,678
Other long-term liabilities	5,050	4,146
Total Liabilities	207,786	203,628

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,984,269 and 51,701,080 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	159,594	158,556
Accumulated deficit	(6,521)	(19,487)
Accumulated other comprehensive loss	-	(12)
Total Stockholders' Equity	153,078	139,062
Total Liabilities and Stockholders' Equity	$360,864	$342,690

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$92,240	$81,492	$280,517	$243,501
Cost of sales	29,291	26,188	86,957	77,828
Gross profit	62,949	55,304	193,560	165,673
Selling, general and administrative expenses	59,791	52,403	175,880	161,972
Income from operations	3,158	2,901	17,680	3,701
Interest expense	(204)	(239)	(517)	(1,646)
Income before income taxes	2,954	2,662	17,163	2,055
(Provision) benefit for income taxes	(779)	(748)	(4,197)	2,601
Net income	$2,175	$1,914	$12,966	$4,656

Income per common share:
Basic	$0.04	$0.04	$0.26	$0.09
Diluted	$0.04	$0.04	$0.25	$0.09

Weighted average shares outstanding:
Basic	50,545,761	50,009,000	50,305,455	49,926,083
Diluted	51,384,034	50,687,558	51,069,853	50,321,146

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$2,175	$1,914	$12,966	$4,656
Currency translation adjustment	-	35	12	21
Other comprehensive income	-	35	12	21
Comprehensive income	$2,175	$1,949	$12,978	$4,677

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except per share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2020	51,370,167	$5	$157,493	$(22,776)	$(84)	$134,638
Issuance of restricted shares	359,233	-	-	-	-	-
Cancellation of restricted shares	(35,945)	-	-	-	-	-
Stock based compensation	-	-	567	-	-	567
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(23)	-	-	(23)
Foreign currency translation adjustments	-	-	-	-	35	35
Net income	-	-	-	1,914	-	1,914
Balance at September 30, 2020	51,693,455	$5	$158,037	$(20,862)	$(49)	$137,131

Balance at June 30, 2021	51,912,689	$5	$159,149	$(8,696)	$-	$150,458
Issuance of restricted shares	99,523	-	-	-	-	-
Cancellation of restricted shares	(12,632)	-	-	-	-	-
Stock based compensation	-	-	560	-	-	560
Tax withholdings related to net share settlements of stock based compensation awards	(15,311)	-	(115)	-	-	(115)
Foreign currency translation adjustments	-	-	-	-	-	-
Net income	-	-	-	2,175	-	2,175
Balance at September 30, 2021	51,984,269	$5	$159,594	$(6,521)	$-	$153,078

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except per share data)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2019	50,806,674	$5	$156,482	$(25,518)	$(70)	$130,899
Issuance of restricted shares	1,057,336	-	-	-	-	-
Cancellation of restricted shares	(170,555)	-	-	-	-	-
Stock based compensation	-	-	1,671	-	-	1,671
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(116)	-	-	(116)
Foreign currency translation adjustments	-	-	-	-	21	21
Net income	-	-	-	4,656	-	4,656
Balance at September 30, 2020	51,693,455	$5	$158,037	$(20,862)	$(49)	$137,131

Balance at December 31, 2020	51,701,080	$5	$158,556	$(19,487)	$(12)	$139,062
Issuance of restricted shares	421,547	-	-	-	-	-
Cancellation of restricted shares	(19,687)	-	-	-	-	-
Stock based compensation	-	-	1,859	-	-	1,859
Tax withholdings related to net share settlements of stock based compensation awards	(118,671)	-	(821)	-	-	(821)
Foreign currency translation adjustments	-	-	-	-	12	12
Net income	-	-	-	12,966	-	12,966
Balance at September 30, 2021	51,984,269	$5	$159,594	$(6,521)	$-	$153,078

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$12,966	$4,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,948	23,738
Amortization of debt issuance costs	227	398
Loss on disposals of property, plant and equipment	14	-
Impairment charges	720	2,155
Non-cash lease expense	18,605	17,895
Stock based compensation	1,859	1,671
Deferred income taxes	(836)	741
Changes in operating assets and liabilities:
Receivables	(356)	70
Inventories	(2,401)	24,666
Other current assets, net	1,051	(1,953)
Accounts payable	4,304	(2,677)
Income tax receivable / payable	(56)	(4,576)
Accrued expenses and other liabilities	(12,655)	(9,437)
Net cash provided by operating activities	44,390	57,347
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(8,933)	(1,315)
Net cash used in investing activities	(8,933)	(1,315)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	-	(120,262)
Advances on line of credit	-	64,100
Employee taxes paid for shares withheld	(821)	(116)
Net cash used in financing activities	(821)	(56,278)
Effect of exchange rate changes on cash	11	23
Net change in cash, cash equivalents and restricted cash	34,647	(223)
Cash, cash equivalents and restricted cash beginning of period	10,272	9,919
Cash, cash equivalents and restricted cash end of period	$44,919	$9,696

Cash and cash equivalents	$44,264	$8,961
Restricted cash	655	735
Cash, cash equivalents and restricted cash end of period	$44,919	$9,696

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$237	$8
Cash paid for interest	565	1,797
Cash paid for income taxes, net	5,088	1,208

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of September 30, 2021, the Company had 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company also has a sourcing office located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. COVID-19 has negatively impacted public health and the global economy, disrupted global supply chains, and created volatility in financial markets. The continuing implications of COVID-19 on the Company remain uncertain and will depend on certain future developments, including the duration, scope and severity of the pandemic and the effects of new variants of COVID-19, some of which may be more virulent or transmissible than the initial strain; its impact on the Company’s employees, customers and suppliers; the range and timing of government mandated restrictions and other measures, including the potential impact of the federal vaccination mandate on our labor supply and future results of operations; and the success of the deployment and widespread adoption of approved COVID-19 vaccines and their effectiveness against new variants of COVID-19. This uncertainty could have a material impact on the accounting estimates and assumptions utilized to prepare the Company’s consolidated financial statements in future reporting periods, which could result in a material adverse impact on the Company’s financial position, results of operations and cash flows.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

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

The following table presents revenues disaggregated by product category:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Man-made tiles	49%	46%	47%	46%
Natural stone tiles	27	29	28	29
Setting and maintenance materials	14	14	14	14
Accessories	7	9	8	9
Delivery service	3	2	3	2
Total	100%	100%	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $16.2 million and $12.2 million as of September 30, 2021 and December 31, 2020, respectively. Revenues recognized during the nine months ended September 30, 2021 that were included in the customer deposit balance as of the beginning of the period were $12.0 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $3.3 million and $3.0 million at September 30, 2021 and December 31, 2020, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020 were as follows:

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

	(in thousands)
	September 30,	December 31,
	2021	2020
Other accrued liabilities	$5,401	$4,957
Other current assets	1,692	1,516
Sales returns reserve, net	$3,709	$3,441

Note 3: Inventories

Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of September 30, 2021 and December 31, 2020:

	(in thousands)
	September 30,	December 31,
	2021	2020
Finished goods	$75,267	$72,619
Raw materials	1,430	1,677
Total	$76,697	$74,296

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.6 million on both September 30, 2021 and December 31, 2020.

Note 4: Income Taxes

The Company's effective tax rate on net income before taxes for the three months ended September 30, 2021 and 2020 was 26.4% and 28.1%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 was 24.5% and (126.6)%, respectively. The Company’s effective tax rate during the three and nine months ended September 30, 2020 included adjustments resulting from the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which gave the Company the ability to carry back federal net operating losses to years with a federal statutory rate of 35%. The Company’s effective tax rate during the nine months ended September 30, 2021 included a $0.4 million tax benefit associated with restricted stock award vestings.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of both September 30, 2021 and 2020, the Company had not recognized any liabilities for uncertain tax positions, nor had interest and penalties related to uncertain tax positions been accrued.

Note 5: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period.

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands, except per share data)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$2,175	$1,914	$12,966	$4,656
Weighted average shares outstanding - basic	50,545,761	50,009,000	50,305,455	49,926,083
Effect of dilutive securities attributable to stock based awards	838,273	678,558	764,398	395,063
Weighted average shares outstanding - diluted	51,384,034	50,687,558	51,069,853	50,321,146
Income per common share:
Basic	$0.04	$0.04	$0.26	$0.09
Diluted	$0.04	$0.04	$0.25	$0.09
Anti-dilutive securities excluded from earnings per share calculation	772,580	1,640,389	990,461	1,733,475

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	September 30,	December 31,
	2021	2020
Customer deposits	$16,157	$12,225
Sales returns reserve	5,401	4,957
Accrued wages and salaries	8,334	6,561
Payroll and sales taxes	5,484	4,958
Other current liabilities	5,832	5,405
Total other accrued liabilities	$41,208	$34,106

Note 7: Long-term Debt

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on the Company’s rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on the Company’s rent adjusted leverage ratio. At September 30, 2021, the base interest rate was 3.75% and the LIBOR-based interest rate was 1.59%. The Company had no borrowings outstanding on its revolving line of credit as of September 30, 2021. In addition, the Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. Standby letters of credit totaled $2.4 million as of both September 30, 2021 and December 31, 2020. There was $97.6 million available for borrowing on the revolving line of credit as of September 30, 2021, which may be used to support the Company’s growth and for working capital purposes.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. The Company was in compliance with the covenants as of September 30, 2021.

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

Following the onset of COVID-19 in 2020, the Company worked with its landlords to defer rent payments for many of its retail locations throughout the second quarter of 2020. As of December 31, 2020, the deferred rent balance was $2.1 million. During the nine months ended September 30, 2021, the Company repaid $1.9 million of the deferred rent balance to its landlords. As of September 30, 2021, the deferred rent balance was $0.2 million. The deferred rent balance is recorded as a liability within the current portion of lease liability balance.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Leases (in thousands)	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Right of use asset	$125,258	$132,374
Total leased assets		$125,258	$132,374

Liabilities
Current
Operating	Current portion of lease liability	$27,315	$27,223
Noncurrent
Operating	Long-term lease liability, net	114,261	122,678
Total lease liabilities		$141,576	$149,901

		Three Months Ended
Lease cost (in thousands)	Classification	September 30, 2021	September 30, 2020
Operating lease cost	SG&A expenses	$8,521	$8,285
Financing lease cost
Amortization of leased assets	SG&A expenses	-	12
Interest on lease liabilities	Interest expense	-	13
Variable lease cost(1)	SG&A expenses	3,740	3,494
Short term lease cost	SG&A expenses	125	145
Net lease cost		$12,386	$11,949

		Nine Months Ended
Lease cost (in thousands)	Classification	September 30, 2021	September 30, 2020
Operating lease cost	SG&A expenses	$25,532	$24,758
Financing lease cost
Amortization of leased assets	SG&A expenses	-	37
Interest on lease liabilities	Interest expense	-	43
Variable lease cost(1)	SG&A expenses	10,748	10,399
Short term lease cost	SG&A expenses	375	531
Net lease cost		$36,655	$35,768

(1) Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Nine Months Ended
Other Information (in thousands)	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(27,675)	$(26,808)
Operating cash flows from financing leases	$-	$43
Financing cash flows from financing leases	$-	$(162)
Lease right-of-use assets obtained or modified in exchange for lease obligations	$-	$14,010

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

(unaudited)

•Inputs other than quoted prices that are observable for the asset or liability; and

•Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2021 and December 31, 2020 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	September 30, 2021	December 31, 2020
Assets		(in thousands)
Cash and cash equivalents	Level 1	$44,264	$9,617
Restricted cash	Level 1	655	655

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the three and nine months ended September 30, 2021, the Company recognized a $0.7 million charge in selling, general and administrative expenses to write-down property, plant and equipment and right of use assets to their estimated fair values. During the nine months ended September 30, 2020, the Company recognized a $2.2 million charge in selling, general and administrative expenses to write-down property, plant, and equipment and right of use assets to their estimated fair values. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return, and market rental rates for comparable properties. Projected cash flows are considered Level 3 inputs. Market rental rates for comparable properties are considered Level 2 inputs. No impairment charges were recorded during the three months ended September 30, 2020.

During the nine months ended September 30, 2021, the Company recorded a $1.1 million adjustment to reflect an increase in the fair value to restore leased property to its original condition at the end of the lease. The change in the estimated value of the Company’s asset retirement obligation resulted in a $1.1 million increase in property, plant and equipment, a $0.1 million increase in other current liabilities, and a $1.0 million increase in other long-term liabilities. The Company measured the fair value of its asset retirement obligation based on the estimated amounts and timing of settlements, an estimated risk adjusted rate of return, and expected inflation rates, which are considered Level 2 inputs.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

under the 2021 Plan, or any award granted under the Prior Plan prior to stockholder approval of the 2021 Plan, is forfeited, canceled, surrendered or otherwise terminated without the issuance of shares or an award is settled only in cash, the shares subject to such awards granted but not delivered will be added to the number of shares available for awards under the 2021 Plan.

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three and nine months ended September 30, 2021 and 2020 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was $0.1 million for both the three months ended September 30, 2021 and 2020. Total stock based compensation expense related to stock options was $0.3 million for both the nine months ended September 30, 2021 and 2020. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of September 30, 2021, the Company had outstanding stock options to purchase 992,695 shares of common stock at a weighted average exercise price of $10.91.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.5 million for both the three months ended September 30, 2021 and 2020. Total stock based compensation expense related to restricted stock was $1.6 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of September 30, 2021, the Company had 1,355,707 outstanding restricted common shares.

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs constitutes a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank’s contributions of $3.2 million, net of syndication fees, were included in cash, restricted cash, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. The Company incurred $1.3 million of syndication fees in connection with this transaction, which were classified as other current assets and other non-current assets in the consolidated balance sheet. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of September 30, 2021, the balance of the contribution liability for this arrangement was $1.0 million, of which $0.5 million was classified as other accrued liabilities on the Consolidated Balance Sheet and $0.5 million was classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of September 30, 2021, the remaining balance in the Investment Fund available for reimbursement to the Company was $0.7 million.

Note 12: Related Party Transactions

On July 9, 2018, Fumitake Nishi, a former Company employee and the brother-in-law of Robert A. Rucker, the Company’s former Interim Chief Executive Officer and President, former member of the Company’s Board of Directors, and former holder of more than 5% of the Company’s common stock as of September 30, 2021, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”). Mr. Nishi also has an ownership interest in Tilestyling Co. Ltd (“Tile Style”), a vendor from which the Company started acquiring product in 2020. Nanyang and Tile Style supply the Company with natural stone products, including hand-crafted mosaics, listellos and other accessories. The Company paid $7.6 million to Nanyang in connection with purchases made during the year ended December 31, 2020. During the three and nine months ended September 30, 2021, the Company purchased $2.9 million and $6.2 million of products from Nanyang, respectively. As of September 30, 2021, there were no accounts payable due to Nanyang. The Company paid $0.7 million to Tile Style in connection with purchases made during the year ended December 31, 2020. During the three and nine months ended September 30, 2021, the Company purchased $1.0 million and $2.1 million of products from Tile Style, respectively. As of September 30, 2021, the accounts payable due to Tile Style was $0.1 million. Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy. Certain of those violations involved his undisclosed ownership of Nanyang at that time.

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

Note 13: Subsequent Event

On November 4, 2021, the Company announced that the Board of Directors had declared a $0.65 special dividend to stockholders of record as of the close of business on November 19, 2021. The dividend will be paid on December 3, 2021.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations and assumptions that are subject to risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties, many of which have been, and may further be, exacerbated by the COVID-19 pandemic, include, but are not limited to, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including its effect on general economic conditions and credit markets and on customer traffic to our stores, as well as the potential duration of the COVID-19 pandemic and the length and adequacy of measures we have taken to attempt to mitigate the impact of the COVID-19 pandemic on our business; our ability to successfully implement our strategic plan and the anticipated benefits of our strategic plan; any statements with respect to dividends and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining refinancing due to market conditions resulting from the COVID-19 pandemic; supply costs and expectations, including the continued availability of sufficient products from our suppliers and the potential impact of the COVID-19 pandemic on, among other things, product availability and pricing and timing and cost of deliveries; our expectations with respect to ongoing compliance with the terms of the Credit Agreement (as defined below), including the possibility that the impact of the COVID-19 pandemic on our business may result in our inability to maintain such compliance, as well as the potential impact of the phase out of LIBOR; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental or climate change-related requirements; our expectations regarding the effects of employee recruiting, training, mentoring, and retention, as well as the potential impact of the federal COVID-19 vaccination mandate on our ability to recruit and retain employees; the potential impact of cybersecurity breaches or disruptions to our management information systems; our ability to successfully implement our information technology initiatives, including our enterprise resource planning (“ERP”) system; our ability to effectively manage our online sales; our ability to remediate material weaknesses in our internal control over financial reporting; costs and adequacy of insurance; the potential impact of natural disasters and other catastrophic events; risks inherent in operating as a holding company; fluctuations in material and energy costs; the potential outcome of any legal proceedings; risks related to ownership of our common stock; and those factors set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We intend to use our website, investors.tileshop.com, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD of the Securities and Exchange Commission (“SEC”). Such disclosures will be included on our website under the heading News and Events. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information contained on or accessible through our website is not a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q or any other report or document we file with the SEC. Any reference to our website is intended to be an inactive textual reference only.

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of September 30, 2021, we operated 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. COVID-19 has negatively impacted public health and the global economy, disrupted global supply chains, and created volatility in financial markets. The continuing implications of COVID-19 on us remain uncertain and will depend on certain future developments, including the duration, scope and severity of the pandemic and the effects of new variants of COVID-19, some of which may be more virulent or transmissible than the initial strain; its impact on our employees, customers and suppliers; the range and timing of government mandated restrictions and other measures, including the reimplementation of previously lifted measures or imposition of new measures and the potential impact of the federal vaccination mandate on our labor supply and future results of operations; and the success of the deployment and widespread adoption of approved COVID-19 vaccines and their effectiveness against new variants of COVID-19. This uncertainty could have a material impact on the accounting estimates and assumptions utilized to prepare our consolidated financial statements in future reporting periods, which could result in a material adverse impact on our financial position, results of operations and cash flows.

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

The pandemic has had a significant impact on our supply chain. During the third quarter of 2021, we continued to experience elevated levels of product shortages, which were partially due to vendor production delays and global shipping capacity constraints resulting, in part, from the impact of COVID-19. We continue to actively work with our vendors to secure delivery of backordered product. Additionally, many of our vendors have begun to communicate price increases in response to inflationary cost pressure, which, combined with escalated international shipping rates, is resulting in an increase in the cost of our inventory and corresponding pressure on our gross margin rates. In response to this cost pressure, we have adjusted, and plan to continue to adjust, our pricing.

On September 9, 2021, President Biden announced a proposed new rule that would require all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to obtain a negative test at least once a week. On November 4, 2021, the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency regulation to carry out this mandate. It is not currently possible to predict with any certainty the exact impact of the new regulation. As a company with more than 100 employees, we are required, by January 4, 2022, to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly and wear a face covering while working. This mandate could result in employee attrition and difficulty satisfying future labor needs and may have an adverse effect on future profit margins. We remain steadfast in our commitment to taking actions to ensure the safety of our labor force.

While we are cautiously optimistic with the current business trend and the progress made distributing COVID-19 vaccinations in recent months, the continued sporadic outbreaks of COVID-19 cases occurring globally, as well as the ongoing spread of new COVID-19 variants, could have a negative impact on us. Specifically, we could be adversely impacted by limitations on our employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring stores to close or employees to remain home; labor shortages resulting from various factors, including mandatory vaccination requirements; limitations of carriers to deliver our products to customers; product shortages; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us in a timely manner. These events could have a material adverse effect on our results of operations, cash flows and liquidity. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the economic impact of the pandemic.

September 2021 Quarter Financial Overview

For the three months ended September 30, 2021 and 2020, we reported net sales of $92.2 million and $81.5 million, respectively. The sales results during the three months ended September 30, 2020 were adversely impacted by the ongoing COVID-19 pandemic, which resulted in reduced store hours, lower levels of traffic and an overall decrease in sales. Over the last 12 months, we have seen improved sales due to strong demand for home improvement products, which, combined with the execution of the Company’s strategy and an improvement in average ticket have contributed to a 12.8% increase in sales at comparable stores during the three months ended September 30, 2021.

The table below sets forth information about our comparable store sales growth (decline) for the three and nine months ended September 30, 2021 and 2020.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Comparable store sales growth (decline)	12.8%	(6.5)%	14.9%	(8.3)%

For the three months ended September 30, 2021 and 2020, we reported gross profit of $62.9 million and $55.3 million, respectively. The increase in gross profit was primarily due to the increase in sales. The gross margin rate was 68.2% and 67.9% for the three months ended September 30, 2021 and 2020, respectively. The increase in gross margin rate was primarily driven by better pricing and an improvement in customer delivery collection rates, partially offset by increased costs for our products during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

For the three months ended September 30, 2021 and 2020, we reported income from operations of $3.2 million and $2.9 million, respectively. The increase in income from operations was primarily due to the improvement in sales, which was partially offset by a $7.4 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was largely attributable to an increase in expenses as the Company has resumed normal business operations and included a $1.7 million increase in staffing costs, a $0.5 million increase in marketing expenses, a $0.4 million increase in travel, a $0.4 million increase in store maintenance expenses and a $0.3 million increase in recruiting expenses. Additionally, variable compensation costs increased by $1.1 million and technology consulting costs increased by $0.7 million. The increase in SG&A expenses during the three months ended September 30, 2021 also included $0.7 million related to asset impairment. The asset impairment charge was recorded given diminished projections of future cash flows associated with a store that had underperformed prior to the onset of COVID-19, experienced further sales declines during 2020, has struggled to rebound as we emerge from the pandemic, and has been challenged by staffing turnover during 2021.

Net cash provided by operating activities was $44.4 million and $57.3 million for the nine months ended September 30, 2021 and 2020, respectively.

After review and consideration of capital allocation alternatives with its financial advisor, the Independent Transaction Committee of the Board of Directors of the Company (the “Board”) recommended that the Board approve a special dividend of $0.65 per share. The members of the Board unanimously approved this recommendation on November 2, 2021. On November 4, 2021, we announced that the Board declared a $0.65 special dividend to stockholders of record as of the close of business on November 19, 2021. The dividend will be paid on December 3, 2021.

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

Results of Operations

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020

	(in thousands)
	2021	% of sales	2020	% of sales(1)
Net sales	$92,240	100.0%	$81,492	100.0%
Cost of sales	29,291	31.8%	26,188	32.1%
Gross profit	62,949	68.2%	55,304	67.9%
Selling, general and administrative expenses	59,791	64.8%	52,403	64.3%
Income from operations	3,158	3.4%	2,901	3.6%
Interest expense	(204)	(0.2)%	(239)	(0.3)%
Income before income taxes	2,954	3.2%	2,662	3.3%
Provision for income taxes	(779)	(0.8)%	(748)	(0.9)%
Net income	$2,175	2.4%	$1,914	2.3%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the third quarter of 2021 increased $10.7 million, or 13.2%, compared with the third quarter of 2020. The sales results during the three months ended September 30, 2020 were adversely impacted by the ongoing COVID-19 pandemic, which resulted in reduced store hours, lower levels of traffic and an overall decrease in sales during the three months ended September 30, 2020. Over the last 12 months, we have seen improved sales due to strong demand for home improvement products, which, combined with the execution of the Company’s strategy and an improvement in average ticket have contributed to a 12.8% increase in sales at comparable stores during the three months ended September 30, 2021.

Gross Profit Gross profit for the third quarter of 2021 increased $7.6 million, or 13.8%, compared with the third quarter of 2020, primarily due to the increase in sales. The gross margin rate was 68.2% and 67.9% for the three months ended September 30, 2021 and 2020, respectively. The increase in gross margin rate was primarily driven by better pricing and an improvement in customer delivery collection rates, partially offset by increased costs for our products during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the third quarter of 2021 increased $7.4 million, or 14.1%, compared with the third quarter of 2020. The increase in selling, general and administrative expenses was largely attributable to an increase in expenses as the Company has resumed normal business operations and included a $1.7 million increase in staffing costs, a $0.5 million increase in marketing expenses, a $0.4 million increase in travel, a $0.4 million increase in store maintenance expenses and a $0.3 million increase in recruiting expenses. Additionally, variable compensation costs increased by $1.1 million and technology consulting costs increased by $0.7 million. The increase in SG&A expenses during the three months ended September 30, 2021 also included $0.7 million related to asset impairment.

Interest Expense Interest expense was $0.2 million for both the third quarter of 2021 and 2020.

Provision for Income Taxes The provision for income taxes for the third quarter of 2021 increased $0.1 million compared with the third quarter of 2020. The increase in the provision for income tax was largely due to the increase in income before taxes. Our effective tax rate for the three months ended September 30, 2021 and 2020 was 26.4% and 28.1%, respectively.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

	(in thousands)
	2021	% of sales	2020	% of sales
Net sales	$280,517	100.0%	$243,501	100.0%
Cost of sales	86,957	31.0%	77,828	32.0%
Gross profit	193,560	69.0%	165,673	68.0%
Selling, general and administrative expenses	175,880	62.7%	161,972	66.5%
Income from operations	17,680	6.3%	3,701	1.5%
Interest expense	(517)	(0.2)%	(1,646)	(0.7)%
Income before income taxes	17,163	6.1%	2,055	0.8%
(Provision) benefit for income taxes	(4,197)	(1.5)%	2,601	1.1%
Net income	$12,966	4.6%	$4,656	1.9%

Net Sales Net sales for the nine months ended September 30, 2021 increased $37.0 million, or 15.2%, compared with the nine months ended September 30, 2020. The sales results during the nine months ended September 30, 2020 were adversely impacted by the onset of COVID-19 in the United States and the shelter in place restrictions implemented by many state and local governments in response to the pandemic. This resulted in store closures, reduced store hours, lower levels of traffic and an overall decrease in sales during the nine months ended September 30, 2020. Over the last 12 months, we have seen restrictions ease, the rollout of vaccinations in the United States, and strong demand for home improvement products. These factors, combined with the execution of the Company’s strategy and an improvement in average ticket have contributed to a 14.9% increase in sales at comparable stores.

Gross Profit Gross profit for the nine months ended September 30, 2021 increased $27.9 million, or 16.8%, compared with the nine months ended September 30, 2020. The increase in gross profit was primarily due to the increase in sales. The gross margin rate was 69.0% and 68.0% for the nine months ended September 30, 2021 and 2020, respectively. The increase in gross margin rate was primarily driven by better pricing and an improvement in customer delivery collection rates during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020.

Selling, General, and Administrative Expenses SG&A expenses for the nine months ended September 30, 2021 increased $13.9 million, or 8.6%, compared with the nine months ended September 30, 2020. The increase in SG&A expenses included a $6.1 million increase in variable compensation expenses and a $2.0 million increase in transportation costs. Additionally, SG&A expenses increased as the Company resumed normal business operations during 2021 and included a $2.4 million increase in staffing costs, a $1.4 million increase in marketing expenses, a $0.5 million increase in travel expenses, a $0.3 million increase in store maintenance expenses and a $0.3 million increase in recruiting expenses. During the nine months ended September 30, 2020, the Company recorded $2.2 million of asset impairment charges and $2.0 million of legal costs incurred in connection with shareholder litigation in SG&A expenses. During the nine months ended September 30, 2021, the Company recorded $0.7 million of asset impairment charges. The Company did not record any legal costs in connection with shareholder litigation during the nine months ended September 30, 2021.

Interest Expense Interest expense was $0.5 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease was due to the decrease in outstanding debt during the nine months ended September 30, 2021.

Provision for Income Taxes Provision for income taxes increased $6.8 million for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020. Our effective tax rate for the nine months ended September 30, 2021 and 2020 was 24.5% and (126.6)%, respectively. The tax benefit recognized during the nine months ended September 30, 2020 and the change in the effective tax rate was primarily due the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which gave the Company the ability to carry back federal net operating losses to years with a federal statutory tax rate of 35%. The Company’s effective tax rate during the nine months ended September 30, 2021 included a $0.4 million tax benefit associated with restricted stock award vestings.

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

The reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2021 and 2020 is as follows:

	(in thousands)
	Three Months Ended
	September 30,
	2021	% of sales	2020	% of sales(1)
Net income	$2,175	2.4%	$1,914	2.3%
Interest expense	204	0.2%	239	0.3%
Provision for income taxes	779	0.8%	748	0.9%
Depreciation and amortization	6,689	7.3%	7,656	9.4%
Stock based compensation	560	0.6%	567	0.7%
Adjusted EBITDA	$10,407	11.3%	$11,124	13.7%

	(in thousands)
	Nine Months Ended
	September 30,
	2021	% of sales(1)	2020	% of sales(1)
Net income	$12,966	4.6%	$4,656	1.9%
Interest expense	517	0.2%	1,646	0.7%
Provision (benefit) for income taxes	4,197	1.5%	(2,601)	(1.1)%
Depreciation and amortization	20,948	7.5%	23,738	9.7%
Stock based compensation	1,859	0.7%	1,671	0.7%
Adjusted EBITDA	$40,487	14.4%	$29,110	12.0%

(1) Amounts do not foot due to rounding.

The calculation of pretax return on capital employed is as follows:

	(in thousands)
	September 30,
	2021(1)	2020(1)
Income (loss) from Operations (trailing twelve months)	$20,355	$(712)

Total Assets	353,491	378,380
Less: Accounts payable	(16,909)	(15,605)
Less: Income tax payable	(222)	(110)
Less: Other accrued liabilities	(40,322)	(35,986)
Less: Lease liability	(144,787)	(154,962)
Less: Other long-term liabilities	(4,511)	(4,185)
Capital Employed	$146,740	$167,532

Pretax Return on Capital Employed	13.9%	(0.4)%

(1) Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $44.3 million of cash and cash equivalents at September 30, 2021, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity for purchasing additional merchandise inventory, maintaining our existing stores, and general corporate purposes. We also recently approved a special dividend that will enable us to return excess capital to stockholders.

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank (the “Credit Agreement”). The Credit Agreement provides us with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on our rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. At September 30, 2021, the base interest rate was 3.75% and the LIBOR-based interest rate was 1.59%. We did not have any borrowings outstanding on our revolving line of credit as of September 30, 2021. In addition, we have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. Standby letters of credit totaled $2.4 million as of both September 30, 2021 and December 31, 2020. There was $97.6 million available for borrowing on the revolving line of credit as of September 30, 2021, which may be used to support our growth and for working capital purposes.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. We were in compliance with the covenants as of September 30, 2021.

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

Capital Expenditures

Capital expenditures were $8.9 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in capital expenditures in 2021 was due to investments in one new store, one store relocation, store remodels, merchandising and information technology assets.

Cash flows

The following table summarizes our cash flow data for the nine months ended September 30, 2021 and 2020.

	(in thousands)
	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$44,390	$57,347
Net cash used in investing activities	(8,933)	(1,315)
Net cash used in financing activities	(821)	(56,278)

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2021 was $44.4 million compared with $57.3 million during the nine months ended September 30, 2020. The decrease was primarily attributable to a decrease in cash provided by the change in inventory, which was partially offset by an increase in net income.

Investing activities

Net cash used in investing activities totaled $8.9 million for the nine months ended September 30, 2021 compared with $1.3 million for the nine months ended September 30, 2020. The increase in cash used in investing activities was due to an increase in capital expenditures during 2021 to invest in one new store, one store relocation, store remodels, merchandising and information technology assets.

Financing activities

Net cash used in financing activities was $0.8 million for the nine months ended September 30, 2021 compared with $56.3 million for the nine months ended September 30, 2020. The decrease in cash used in financing activities during the third quarter of 2021 was due to a decrease in debt payments.

Cash and cash equivalents totaled $44.3 million at September 30, 2021 compared with $9.6 million at December 31, 2020. Working capital was $53.1 million at September 30, 2021 compared with $27.9 million at December 31, 2020. The increase in working capital during the nine months ended September 30, 2021 was primarily due to an increase in cash and cash equivalents.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 and concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to material weaknesses in our internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as set forth above under “Planned Remediation of Material Weaknesses”.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as set forth below. Disclosures of risks should not be interpreted to imply that the risks have not already materialized. The COVID-19 pandemic continues to present a risk to our business, and the impacts from COVID-19, including supply chain disruptions, could exacerbate other risks discussed in Part I Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, any of which could have a material adverse effect on us. This situation is continuously evolving, and additional impacts may arise of which we are not currently aware.

The new regulation concerning mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.

On September 9, 2021, President Biden announced a proposed new rule that would require all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to obtain a negative COVID-19 test at least once a week. On November 4, 2021, OSHA issued an emergency regulation to carry out this mandate. It is currently not possible to predict with any certainty the exact impact the new regulation will have on us. As a company with more than 100 employees, we are required, by January 4, 2022, to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly and wear a face covering while working. This could result in employee attrition and difficulty satisfying future labor needs. If we were to lose employees, it could have an adverse effect on future revenues and costs, and, correspondingly, on future profit margins, which could be material. Accordingly, the new regulation could have a material adverse effect on our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	25,939	(1)	$4.42	-	-
August 1, 2021 - August 31, 2021	2,004	(2)	0.00	-	-
September 1, 2021 - September 30, 2021	-		-	-	-
	27,943		$4.11	-	-

(1)We withheld a total of 15,311 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.  We repurchased an additional 10,628 shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Award Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(2)We repurchased 2,004 shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Omnibus Award Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The following table sets forth, as of November 1, 2021, information regarding beneficial ownership of our common stock by each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

We have based our calculation of the percentage of beneficial ownership on 51,969,094 shares of our common stock outstanding on November 1, 2021.

Unless otherwise noted below, the address for each of the shareholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Peter J. Jacullo III, Director(1)	8,591,379	16.5%
Peter H. Kamin, Chairman of the Board(2)	6,872,802	13.2%
Cannell Capital LLC(3)	3,147,164	6.1%
Savitr Capital LLC(4)	2,770,535	5.3%
Philotimo Fund, LP and affiliates(5)	2,597,857	5.0%

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

(3)Based on a Schedule 13D filed with the SEC on February 3, 2021 by Cannell Capital LLC and J. Carlo Cannell. Cannell Capital LLC acts as the investment adviser to Tonga Partners, L.P., Tristan Partners, L.P. and Tristan Offshore Fund, Ltd. (the “Funds”) and as investment advisor to various separately-managed accounts (collectively with the Funds, the “Investment Vehicles”). Mr. Cannell is the sole managing member of Cannell Capital LLC and investment adviser to the Investment Vehicles. As such, Cannell Capital LLC and Mr. Cannell may be deemed to beneficially own the 3,147,164 shares of common stock held directly by the Investment Vehicles and have sole voting and dispositive power over such shares. The business address of the reporting persons is 245 Meriwether Circle, Alta, Wyoming 83414.

(4)Based on a Schedule 13G filed with the SEC on January 28, 2020 by Savitr Capital LLC (“Savitr”), Savitr holds shared voting and dispositive power over 2,770,535 shares of common stock. The business address of Savitr is 600 Montgomery Street, 47th Floor, San Francisco, California 94111.

(5)Based on a Schedule 13G filed with the SEC on February 4, 2021 by Philotimo Fund, LP (“Philotimo”), Kanen Wealth Management, LLC (“KWM”), and David L. Kanen, reporting holdings as of January 22, 2021. KWM is the general partner of Philotimo. Mr. Kanen is the managing member of KWM. By virtue of these relationships, KWM may be deemed to beneficially own the shares of common stock owned by Philotimo, and Mr. Kanen may be deemed to beneficially own the shares of common stock owned by each of Philotimo and KWM. Philotimo reported beneficial ownership of, and shared voting and dispositive power over, 1,524,524 shares. KWM reported beneficial ownership of, and shared voting and dispositive power over, 2,512,155 shares. Mr. Kanen reported beneficial ownership of 2,597,857 shares, including 85,702 shares over which he has sole voting and dispositive power and 2,512,155 shares over which he has shared voting and dispositive power. The business address of the reporting persons is 5850 Coral Ridge Drive, Suite 309, Coral Springs, Florida 33076.

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
101**

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management compensatory plan or arrangement.

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: November 4, 2021	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: November 4, 2021	By:	/s/ NANCY DIMATTIA
Nancy DiMattia
Chief Financial Officer