Form 10-K
period 2021-12-31
TILE SHOP HOLDINGS, INC.
filed 2022-03-03
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately: $288,587,839.

As of February 28, 2022, the registrant had 51,925,256 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, or an amendment to this Form 10-K, which the Company intends to file with the SEC within 120 days after the fiscal year end covered by this report.

TILE SHOP HOLDINGS, INC. FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

The Tile Shop, LLC (“The Tile Shop”) was founded in 1985 and Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, including The Tile Shop, the “Company” or “we”) was incorporated in Delaware in June 2012. We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. Our assortment includes over 6,000 products from around the world. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, and metal tiles. The majority of our tile products are sold under our proprietary Rush River and Fired Earth brand names. We purchase our tile products, accessories and tools directly from our global network of suppliers. We manufacture our own setting and maintenance materials, such as thinset, grout and sealer, under our Superior brand name, as well as work with other suppliers to manufacture private label products. As of December 31, 2021, we operated 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

In 2021, we reported net sales and income from operations of $370.7 million and $20.6 million, respectively. Our 2020 and 2019 net sales were $325.1 million and $340.4 million, respectively, and our 2020 and 2019 income (loss) from operations was $6.4 million and $(1.4) million, respectively. As of December 31, 2021 and 2020, we had total assets of $340.8 million and $342.7 million, respectively.

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

Strategic Plan

We are committed to carrying the best assortment, offering the best service, and showcasing the best presentation in our industry. These principles have always been core to our strategy and will continue to be as we move into 2022.

Key elements of our 2022 strategy include:

People First – We pride ourselves on offering the best service in our industry, and our employees are the key to our success. We are committed to investing in training and development programs to further enhance the skill sets of our employees. We are also taking steps to improve engagement, communication and collaboration across our team.

Focused Retail Execution – We continue to believe that our biggest opportunity for sales growth and EBITDA expansion is tied to our ability to improve productivity in each of our stores. We have defined critical success measures for each of our stores, tactics to drive improvement in each area of focus, and reporting processes to monitor progress.

Supply Chain and Assortment Management – Over the last year, we have encountered a number of product shortages, due in part to the impact of COVID-19. We are refining our approach to manage inventory levels and order activity to ensure we maintain adequate supply and appropriate inventory turnover. Additionally, refining an industry leading assortment is a foundational aspect of our strategy. Our assortment includes good, better, and best options for our customers within each of the product categories we carry in our stores and online. We continue to focus on maintaining an assortment that differentiates our brand.

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

Products

We offer an extensive and complete assortment of natural stone and man-made tile products, sourced directly from our suppliers. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, and metal tiles. Our wide assortment of accessories, including trim pieces, mosaics, pencils, listellos, and other unique products, encourages our customers to make a fashion statement with their tile project and helps us to deliver a high level of customer satisfaction and drive repeat business. We also offer a broad range of setting and maintenance materials, such as thinset, grout, sealers, and accessories, including installation tools, shower and bath shelves, drains, and similar products. We also offer customers delivery service through third-party freight providers. We sell most of our products under our proprietary brand names, including Superior Adhesives & Chemicals, Superior Tools & Supplies, Rush River, and Fired Earth. In total, we offer over 6,000 different tile products, setting and maintenance materials, and accessory products. The percentage of our net sales represented by each product category was as follows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Man-made tiles	48%	46%
Natural stone tiles	28	29
Setting and maintenance materials	14	14
Accessories	8	9
Delivery service	2	2
	100%	100%

Recently, many of our vendors have begun to communicate price increases in response to inflationary cost pressure. While we seek to manage price and availability risks related to supplies through procurement strategies, these efforts may not be successful, and we may experience adverse impacts due to rising prices of such products. While we have adjusted, and plan to continue to adjust, our pricing as a result of the current cost pressures, we may not be able to adjust the prices of our products, especially in the short-term, to recover any cost increases in materials.

Suppliers

We have long-standing relationships with our suppliers throughout the world and work with them to design and manufacture products exclusively for us. We believe that these direct relationships differentiate us from our competitors.

We currently purchase tile products from approximately 170 different suppliers. Our top ten tile suppliers accounted for 50% of our tile purchases in 2021. Our largest supplier accounted for 13% of our total purchases in 2021. We believe that alternative and competitive suppliers are available for many of our products. The percentage of our total purchases from the following continents was as follows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
North America	27%	35%
Europe	37	29
Asia	30	27
South America	4	8
Africa	2	1
	100%	100%

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

Human Capital

We believe that our employees are our strongest competitive advantage and the high-quality service that they provide sets us apart from others in our industry. As of December 31, 2021, we had 1,343 employees, 1,247 of whom were full-time and none who were represented by a union. This includes 989 employees who work in our stores, 111 who work in corporate, store support, infrastructure or similar functions, and 243 who work in our distribution and manufacturing facilities.

The Company’s Board of Directors (the “Board”), through its Compensation Committee, provides oversight of human capital matters including the Company’s diversity and inclusion initiatives that promote equity across the organization. The Compensation Committee and Board periodically review the composition of our workforce and promote practices to hire from a diverse pool of candidates. The Compensation Committee and Board also review the Company’s compensation and benefits programs as well as management development and succession planning practices and strategies.

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

We maintain a website at www.tileshop.com, the contents of which are not part of or incorporated by reference into this Form 10-K or any other report or document we file with the SEC. Any reference to our website is intended to be an inactive textual reference only. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available on our website, free of charge, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. Our Code of Business Conduct and Ethics, as well as any waivers from and amendments to the Code of Business Conduct and Ethics, is also posted on our website.

We intend to use the investor relations section of our website, investors.tileshop.com, as a means of disclosing material non-public information and for complying with our disclosure obligations under SEC Regulation FD. Such disclosures will be included on our website under the heading News and Events. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

ITEM 1A. RISK FACTORS

The following are material factors known to us that could adversely affect our business, financial condition, or operating results, as well as adversely affect the value of an investment in our common stock. These risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements. All forward-looking statements made by us are qualified by the risks described below. Disclosures of risks should not be interpreted to imply that the risks have not already materialized, and there may be additional risks that are not presently material or known. You should carefully consider each of the following risks and all other information set forth in this report.

Risks Related to COVID-19

The COVID-19 pandemic has negatively impacted, and we anticipate will continue to adversely affect, our business, financial condition, results of operations and cash flows.

The ongoing COVID-19 pandemic has created significant volatility, uncertainty and economic disruption across the world. In response to the COVID-19 pandemic, governmental authorities have implemented numerous measures to try to contain the virus, some of which have been extended or reimplemented as a result of ongoing waves of COVID-19 cases, with additional challenges resulting from the emergence of new variants of COVID-19. Such measures have impacted, and may continue to affect, our workforce, operations, suppliers and customers. While we have suspended many of the remedial measures we took in the months following the onset of COVID-19, it may be necessary to implement remedial measures such as temporary store closures, reduced store hours, workforce reductions or other steps to conserve cash and curtail other selling general and administrative expenses. There is no certainty that the remedial measures we may take in the future, will be sufficient to mitigate the risks posed by COVID-19. Further, such measures could potentially materially adversely affect our business, financial condition and results of operations and create additional risks for us.

Among other things, the pandemic has negatively impacted our workforce and supply chain. We have incurred additional costs as a result of COVID-19 infections at store locations and have, and may continue to, experience difficulties staffing our store locations, which may be exacerbated if we are required to implement vaccine mandates. We also have an increased number of employees working remotely, which increases our exposure to potential cybersecurity threats. In addition, during 2021, we experienced elevated levels of product shortages, which were partially due to vendor production delays and global shipping capacity constraints resulting, in part, from the impact of COVID-19. We continue to actively work with our vendors to secure delivery of backordered product.

The ultimate magnitude of the COVID-19 pandemic and the full extent of the material negative impact on our financial and operational results cannot be predicted and will depend on future developments, including the duration, scope and severity of the pandemic and the related length of its impact on the global economy and our customers; the extent of any additional resurgences in cases across the United States, including breakthrough infections among the fully vaccinated population; the timing, acceptance, availability and effectiveness of medical treatments and vaccines; the emergence of new strains of COVID-19; labor shortages; and ongoing supply chain disruptions and shortages of certain supplies and the resulting cost inflation. The resumption of our normal business operations may be constrained by lingering effects of COVID-19 on our customers, suppliers and/or third-party service providers, and any inability to meet customers’ needs due to the impacts of COVID-19 could negatively impact our business and reputation. Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a variety of factors, such as any additional waves of COVID-19 infections and breakthrough infections.

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

Our success depends on our ability to anticipate and respond to changing trends in the tile industry and consumer demands in a timely manner. If we fail to identify and respond to emerging trends, consumer acceptance of our merchandise and our image with current or potential customers may be harmed, which could reduce our revenue potential. Additionally, if we misjudge market trends, we may significantly overstock unpopular products and be forced to reduce the sales price of such products, which would have a negative impact on our gross profit and cash flow. Conversely, shortages of products that prove popular, or increases in our pricing as a result of general product shortages, supply chain disruptions and inflationary cost pressure, could cause customers to seek alternative sources of such products, as well as other products they may have purchased from us, which could also reduce our revenues.

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

Any future expansion will be dependent upon, and limited by, the availability of adequate capital.

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

Our comparable store sales have experienced fluctuations, which can be expected to continue. Numerous factors affect our comparable store sales results, including, among others, the timing of new and relocated store openings, the relative proportion of new and relocated stores to mature stores, cannibalization resulting from the opening of new stores in existing markets, changes in advertising and other operating costs, the timing and level of markdowns, changes in our product mix, weather conditions, which may be exacerbated by the effects of climate change, retail trends, the retail sales environment, economic and geopolitical conditions, inflation, the impact of competition, and our ability to execute our business strategy, as well as the impact of COVID-19, including resurgences in infections throughout the United States, and governmental measures implemented to try to contain the pandemic. As a result, comparable store sales or operating results may fluctuate and may cause the price of our securities to fluctuate significantly. Therefore, we believe that period-to-period comparisons of our comparable store sales may not be a reliable indicator of our future overall operating performance.

If customers are unable to obtain third-party financing at satisfactory rates, sales of our products could be materially adversely affected.

Our business, financial condition, and results of operations have been, and may continue to be, affected by various economic factors. In certain markets, deterioration in the economic environment as a result of the COVID-19 pandemic has led to reduced consumer and business spending, including by our customers, and continued deterioration, whether due to the COVID-19 pandemic or other factors, may lead to further reduced consumer and business spending. It may also cause customers to shift their spending to products that we either do not sell or that generate lower profitability for us. Further, reduced access to credit may adversely affect the ability of consumers to purchase our products. This potential reduction in access to credit may adversely impact our ability to offer customers credit card financing through third-party credit providers on terms similar to those offered currently, or at all. In addition, economic conditions, including decreases in access to credit and the effects of the COVID-19 pandemic, have resulted, and may continue to result, in financial difficulties, leading to restructuring, bankruptcies, liquidations and other unfavorable events for our customers, which may adversely impact our industry, business, and results of operations.

The burden of incurring debt under our existing credit facility could adversely affect us and make us more vulnerable to adverse economic or industry conditions.

We entered into a credit facility with Bank of America, N.A., Fifth Third Bank and Citizens Bank on September 18, 2018, which was amended November 16, 2021. As of December 31, 2021, we had $5.0 million outstanding on our revolving line of credit, leaving $92.6 million available for future borrowings. The terms of our credit facility could have serious consequences for us, including limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements, expansion strategy, or other needs and increasing our vulnerability to, and reducing our flexibility in planning for, adverse changes in economic, industry, and competitive conditions, such as the potential impact of COVID-19 on our ability to comply with the financial covenants under the credit facility. Our credit facility also contains negative covenants that limit our ability to engage in specified types of transactions, including, among other things, our ability to incur indebtedness, create liens, engage in mergers or consolidations, sell assets (including pursuant to sale and leaseback transactions), make investments, acquisitions, loans, or advances, engage in certain transactions with affiliates, amend our organizational documents and change our lines of business. A breach of any of these covenants could result in an event of default under our credit facility, which would allow the lender to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit or seek amendments to our debt agreements that would provide for terms more favorable to our lenders, which we may have to accept under the circumstances. If we are unable to repay any amounts due, our lenders under our credit facility could proceed against the collateral granted to it to secure that indebtedness.

Any future increase in the level of our indebtedness will likely increase our interest expense, which could negatively impact our profitability, and we are vulnerable to changes in variable interest rates. Current interest rates on borrowings under our credit facility are variable and include the use of the London Interbank Offered Rate (“LIBOR”). LIBOR is in the process of being phased out and may be replaced by other benchmark rates; at this time, the future of LIBOR remains uncertain, and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase out could cause LIBOR to perform differently than in the past or cease to exist. The phase out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding. Furthermore, while our credit facility contains “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable, these “fallback” provisions may not adequately address the actual changes to LIBOR or successor rates.

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

Our results may be affected by the prices of the materials used in the manufacture of tile, setting and maintenance materials, and related accessories that we sell. These prices may fluctuate based on a number of factors beyond our control, including: oil prices, changes in supply and demand, general economic conditions, supply chain disruptions, labor costs, including those resulting from labor shortages, competition, import duties, tariffs, currency exchange rates, inflation, geopolitical conditions such as the Russia-Ukraine crisis and the resulting sanctions imposed by the U.S. and other countries, and government regulation. For instance, many of our vendors have begun to communicate price increases in response to inflationary cost pressure, which, combined with escalated international shipping rates, is resulting in an increase in the cost of our inventory and corresponding pressure on our gross margin rates. While we seek to manage price and availability risks related to supplies through procurement strategies, these efforts may not be successful, and we may experience adverse impacts due to rising prices of such products. In addition, energy costs have fluctuated dramatically in the past and may fluctuate in the future. These fluctuations may result in an increase in our transportation costs for distribution from the manufacturer to our distribution centers and from our regional distribution centers to our stores, utility costs for our distribution and manufacturing centers and stores, and overall costs to purchase products from our suppliers.

While we have adjusted, and plan to continue to adjust, our pricing as a result of the current cost pressures described above, we may not be able to adjust the prices of our products, especially in the short-term, to recover any cost increases in materials and energy. A continual rise in material and energy costs could also adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our financial condition and results of operations.

Natural disasters, changes in climate and geopolitical events could adversely affect our operating results.

The threat or occurrence of one or more natural disasters or other extreme weather events, the nature, frequency and severity of which may be negatively impacted by climate change, and the threat or outbreak of terrorism, civil unrest, political instability, such as the Russia-Ukraine crisis, a public health epidemic or pandemic, such as the ongoing COVID-19 pandemic, or other hostilities, conflicts or similar adverse events could materially adversely affect our financial performance. These events may disrupt supply chains, resulting in increased costs and shipping delays, increase costs of energy and raw materials, result in damage to, or destruction or closure of, our stores, distribution centers and other properties or those of our suppliers, customers and other business partners, as well as injuries or loss of life. Such events can also adversely affect our work force and prevent employees and customers from reaching our stores and other properties, can modify consumer purchasing patterns and decrease disposable income, and can disrupt or disable portions of our supply chain and distribution network. Although preventative measures may help to mitigate damage, we cannot provide any assurance that any measures we may take will be successful, and delays in recovery may be significant.

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

Climate change may adversely impact our business.

Rising global average temperatures due to increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and the increased frequency, intensity and duration of extreme weather events (such as floods, droughts, wildfires and severe storms) could, among other things, adversely impact the ability to extract natural stones from quarries, which is a key resource for a number of our products, disrupt the operation of our supply chain and the productivity of manufacturers on which we rely, disrupt retail operations and foot traffic in consumer markets, damage or destroy our stores, and increase our product costs.

The increasing focus by stakeholders on environmental, social and governance policies and practices could result in additional costs, and could adversely impact our reputation, consumer perception, employee retention, and willingness of third parties to do business with us.

There has been increased focus from our stakeholders, including investors, consumers and employees, on our environmental, social, or governance (“ESG”) policies and practices, including corporate citizenship and sustainability. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG policies and practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board and employee diversity, human capital management, employee health and safety practices, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us.

We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices, as well as any initiatives or goals we may establish or announce, including those related to climate change. If we do establish such initiatives or goals, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving such initiatives or goals, and we will remain subject to climate change risks regardless. As a result, the effects of climate change and increased focus by stakeholders on ESG matters could have short- and long-term impacts on our business and operations. Inconsistency of legislation and regulations among jurisdictions and expected additional regulations may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change where we operate.

If we fail to adopt ESG standards or practices as quickly as stakeholders desire, fail, or are perceived to fail, in our achievement of any initiatives or goals, or fail in fully and accurately reporting our progress on any such initiatives and goals, our reputation, business, financial performance and growth may be adversely impacted. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

Risks Related to Our Labor and Supply Chain

If we fail to identify and maintain relationships with a sufficient number of suppliers, our ability to obtain products that meet our high quality standards at attractive prices could be adversely affected.

We purchase flooring and other products directly from suppliers located around the world. However, we do not have long-term contractual supply agreements with our suppliers that obligate them to supply us with products exclusively or at specified quantities or prices. As a result, our current suppliers may decide to sell products to our competitors and may not continue selling products to us. In order to retain the competitive advantage that we believe results from these relationships, we need to continue to identify, develop and maintain relationships with qualified suppliers that can satisfy our high standards for quality and our requirements for flooring and other products in a timely and efficient manner at attractive prices. The need to develop new relationships will be particularly important as we seek to expand our operations and enhance our product offerings in the future. The loss of one or more of our existing suppliers or our inability to develop relationships with new suppliers could reduce our competitiveness, slow our plans for further expansion, and cause our net sales and operating results to be adversely affected. In addition, any failure to manage our inventory effectively could have a material and adverse effect on our business, financial condition and results of operations. Our sales could be adversely affected when we experience shortages of key items; further, any inability to meet our customers’ product needs could also adversely affect sales of other related products.

We source the products that we stock and sell from approximately 170 domestic and international suppliers. We source a large number of those products from foreign manufacturers, including 50% of our products from a group of ten suppliers located in Asia, Europe and the United States. Our largest supplier accounted for approximately 13% of our total purchases in 2021. We generally take title to these products sourced from foreign suppliers overseas and are responsible for arranging shipment to our distribution centers.

During both 2020 and 2021, we experienced an elevated level of product outages, which were partially due to vendor production delays and global shipping capacity constraints resulting, in part, from the impact of COVID-19. We continue to actively work with our vendors to secure delivery of backordered product. Additionally, many of our vendors have begun to communicate price increases in response to inflationary cost pressure, which, combined with escalated international shipping rates, is resulting in an increase in the cost of our inventory and corresponding pressure on our gross margin rates. Geopolitical conditions, such as the current Russia-Ukraine crisis, may lead to additional price increases and shipping delays. In response to this cost pressure, we have adjusted, and plan to continue to adjust, our pricing; however, we cannot provide any assurance that our attempts to mitigate the impact of price increase imposed by our vendors will be successful, or that customers will continue to purchase our products at adjusted prices.

Other factors that may impact our suppliers, including financial instability among key suppliers, political instability, the impact of pandemics or other catastrophic events, such as the COVID-19 pandemic, trade restrictions, tariffs, currency exchange rates, inflation and transport capacity and costs, are beyond our control and could negatively impact our business if they seriously disrupt the movement of products through our supply chain or increase the costs of our products.

Our reliance on foreign suppliers increases our risk of not obtaining adequate, timely and cost-effective products and other risks involved in foreign operations, including foreign currency translation.

The risks associated with direct sourcing from overseas manufacturers may be higher than the risks associated with our traditional domestic suppliers. Foreign sourcing subjects us to a number of risks, including long lead times; work stoppages; shipping delays and interruptions; product quality issues; employee rights issues; other social concerns; public health crises, such as the ongoing COVID-19 pandemic, which has disrupted our global supply chain and resulted in additional expenses and delays outside of our control, and may continue to do so for an extended period of time; political instability; acts of terrorism; economic disruptions; the imposition of tariffs, including those imposed by the United States on goods imported from China, duties, quotas, import and export controls and other trade restrictions, as well as the possibility of a global trade war; changes in governmental policies, including potential adverse changes in tax laws and regulations; uncertainty surrounding the enforcement of laws (if any) relating to the protection of intellectual property or data security; and other events. Any of these events could have a material adverse effect on us.

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

Our business strategy depends on offering a wide assortment of compelling products to our customers. We sell, among other things, products made from various natural stones from quarries throughout the world. Our ability to obtain an adequate volume and quality of hard-to-find products depends on our suppliers’ ability to furnish those products, which, in turn, could be affected by many things, including the exhaustion of stone quarries or the impact of natural disasters or other extreme weather events, which may be impacted by climate change, on the ability to access or efficiently extract resources from such quarries. If our suppliers cannot deliver sufficient products, and we cannot find replacement suppliers, our net sales and operating results may be adversely affected.

Our success is highly dependent on our ability to provide timely delivery to our customers, and any disruption in our delivery capabilities or our related planning and control processes may adversely affect our operating results.

Our success is due in part to our ability to deliver products quickly to our customers, which requires successful planning and distribution infrastructure, including ordering, transportation and receipt processing, and the ability of suppliers to meet distribution requirements. Our ability to maintain this success depends on the continued identification and implementation of improvements to our planning processes, distribution infrastructure, and supply chain. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant, and any failure to maintain, grow, or improve them could adversely affect our operating results. Our business could also be adversely affected if there are delays in product shipments due to freight difficulties, strikes, or other difficulties at our suppliers’ principal transport providers, or otherwise. For instance, during both 2021 and 2020, the impact of the supply chain disruptions, including those caused by the COVID-19 pandemic, and labor shortages negatively affected our ability to obtain certain products in a timely manner and may continue to cause delays going forward.

We depend on a few key employees, and if we lose the services of these employees, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, and sales personnel who share our values and are able to operate effectively consistent with our culture. We have had changes in our senior management team over the past three years and have promoted or hired new employees to fill certain roles. Our inability to effectively integrate the newly-hired senior managers into our business processes, controls, systems and culture could have a material adverse effect on us. If any of our key employees ceases to be employed by us, we would need to hire additional qualified personnel and could experience delays in filling those roles. Our ability to successfully hire other experienced and qualified key employees cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry, particularly for employees who can work remotely, as the impact of the COVID-19 pandemic has increased remote opportunities. As a result, the loss or unavailability of any of our key employees could have a material adverse effect on us. In addition, ineffective succession planning could result in unexpected costs, reduced productivity and/or difficulties with respect to internal processes and controls.

If we fail to hire, train, and retain qualified store managers, sales associates, and other employees, our enhanced customer service could be compromised and we could lose sales to our competitors.

A key element of our competitive strategy is to provide product expertise to our customers through our extensively trained, commissioned sales associates. We may be constrained in hiring and retaining sufficient qualified employees to support our strategy due to general labor shortages in our industry, including potential employee attrition in connection with any COVID-19 vaccine or testing mandates that may be implemented. In addition, a lack of qualified personnel or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain qualified employees. If we are unable to attract and retain qualified personnel and managers as needed in the future, including qualified sales personnel, our level of customer service may decline, which may decrease our revenues and profitability.

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

We must comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently, and such changes can impose significant costs and other burdens of compliance on our business and suppliers. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, environmental issues, including the impact of climate change, or compliance with the Foreign Corrupt Practices Act could have an adverse impact on our financial condition and results of operations. The evolving and at times overlapping regulatory regimes to which the Company is subject may change at any time, including as a result of changes in the U.S. political environment; for instance, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue, and the reduction in the corporate income tax rate resulting from the Tax Cuts and Jobs Act enacted into U.S. law in December 2017 could be reduced or rescinded by future tax law changes. In addition, changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations could increase our cost of doing business. In addition, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions. Any such initiatives, restrictions and requirements could restrict, or require us to make changes to, our operating activities, which could increase our operating costs, require us to make capital improvements to our properties, increase our energy, supply and transportation costs or limit their availability, or otherwise adversely affect our results of operations, liquidity or capital resources, and these effects could be material to us.

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

We have in the past, and may in the future, become involved in stockholder, consumer, employment, tort or other litigation, which may include claims and proceedings arising out of the COVID-19 pandemic. We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceedings could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money, adversely affecting our financial condition and results of operations. Additionally, defending against lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources.

Technology-Related Risks

Our business operations could be disrupted if we are unable to protect the integrity and security of our customer information.

In connection with payment card sales and other transactions, including bank cards, debit cards, credit cards and other merchant cards, we process and transmit confidential banking and payment card information. Additionally, as part of our normal business activities, we collect and store sensitive personal information related to our employees, customers, suppliers and other parties. Despite our security measures, our information technology and infrastructure, and that of third parties upon which we rely, may be vulnerable to criminal cyber-attacks or security incidents due to employee or service provider error, third-party action, including actions of foreign actors, which risk may be exacerbated by the current Russia-Ukraine crisis and U.S. and international response, insider attacks, phishing or denial-of-service attacks, ransomware or other malware, social engineering, malfeasance, other unauthorized physical or electronic access, or other vulnerabilities. Any such incidents could compromise our networks, or those of our vendors, or disrupt our or our vendors’ critical systems, and the information stored there, such as personal identification information or funds, could be accessed, publicly disclosed, lost, corrupted or stolen. Third parties may have the technology and know-how to breach the security of this information, and our security measures and those of our banks, merchant card processing and other technology suppliers may not effectively prohibit others from obtaining improper access to this information. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. Additionally, we face increased information technology security and fraud risks as a result of our increased reliance on working remotely due to the COVID-19 pandemic, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems.

We also incur costs in order to comply with cybersecurity or data privacy regulations or with requirements imposed by business partners; for instance, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and could damage our competitive position and cause the loss of customers. In addition, any such breach could subject us to litigation, government enforcement actions, regulatory penalties or costly response measures, and we may not have adequate insurance coverage to compensate us for any losses relating to such events. Any such occurrence could have a material adverse effect on us.

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

In order to better manage our business, we expect to invest in our information systems. In doing so, we must select the correct investments and implement them in an efficient manner. The costs, potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations. For instance, we may experience occasional system interruptions and delays, as a result of routine maintenance, periodic updates, implementation of new technology or other factors, that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties. Furthermore, these initiatives might not provide the anticipated benefits or provide them in a delayed or unexpectedly costly manner. Accordingly, issues relating to our selection and implementation of information technology initiatives may negatively impact our business and operating results.

Risks Related to Ownership of Our Common Stock

We may be unable to maintain our listing on The Nasdaq Stock Market LLC (“Nasdaq”) and may incur additional costs as a result of our Nasdaq listing.

Our common stock re-commenced trading on the Nasdaq in June 2021. We cannot provide any assurance that we will be able to continue to satisfy Nasdaq’s continued listing requirements and standards to which we are subject. A delisting of our common stock could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future. In addition, we incur, and may incur additional, costs as a result of compliance with Nasdaq’s rules and requirements.

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

•the degree of trading liquidity in our common stock, including our ability to remain listed on Nasdaq;

•changes in recommendations or earnings estimates by research analysts who follow us or other companies in our industry;

•variations in general economic conditions, including the impact of the COVID-19 pandemic;

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

We suspended our quarterly dividend program and cancelled our stock repurchase program; as such, appreciation in the price of our common stock may be the only method to realize a return on your investment.

In October 2019, we suspended our quarterly cash dividend program and cancelled our stock repurchase program to focus on debt reduction and continued investment in strategic initiatives; since then, we have paid a special cash dividend of $0.65 per share in November 2021, but have not resumed our quarterly cash dividend or repurchase programs. Any future determination with respect to the payment of dividends or stock repurchases is at the discretion of our Board of Directors (the “Board of Directors” or the “Board”) and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends in the United States, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our Board of Directors. We can provide no assurance that we will pay any dividends to our stockholders in the future, or as to the amount of any such dividends, or that we will engage in stock repurchases. Our election not to pay a quarterly dividend or repurchase stock may negatively impact our reputation, our stock price, and investor confidence in us.

Concentration of ownership may have the effect of delaying or preventing a change in control.

Our directors and executive officers, together with their affiliates, beneficially hold approximately 30% of our outstanding shares of common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our securities.

Anti-takeover provisions contained in our certificate of incorporation and bylaws and provisions of Delaware law could impair a takeover attempt.

Our certificate of incorporation and bylaws contain provisions that, alone or together, could have the effect of delaying or preventing hostile takeovers or changes in control or changes in our management without the consent of our Board of Directors. These provisions include, among other things, a classified Board of Directors; no cumulative voting in the election of directors; the exclusive right of our Board of Directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death, or removal of a director; the ability of our Board of Directors to issue shares of preferred stock, including determining the price, voting rights and other terms of such shares, without stockholder approval; requiring approval of certain transactions by the Independent Transaction

Committee of the Board; a prohibition on stockholder action by written consent and providing that a special meeting of stockholders may be called only by the chairman of the Board of Directors, the Chief Executive Officer, or the Board of Directors; limiting the liability of, and providing indemnification to, our directors and officers; controlling the procedures for the conduct and scheduling of stockholder meetings; allowing the Board of Directors to postpone or reschedule special meetings of stockholders; providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and advance notice procedures for nominating director candidates or proposing matters to be acted upon at a stockholders’ meeting. In addition, we are subject to provisions of Delaware law that may impair takeover attempts, including Section 203 of the Delaware General Corporation Law, which generally provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder, unless certain approval requirements are met. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, we operated 143 stores located in 31 states and the District of Columbia with an average square footage of approximately 20,000 square feet. The table below sets forth the store locations (alphabetically by state) of our 143 stores in operation as of December 31, 2021.

State	Stores	State	Stores	State	Stores	State	Stores
Arizona	4	Illinois	12	Minnesota	7	Oklahoma	2
Arkansas	1	Indiana	4	Missouri	5	Pennsylvania	5
Colorado	4	Iowa	1	Nebraska	1	Rhode Island	1
Connecticut	3	Kansas	1	New Jersey	7	South Carolina	2
Delaware	1	Kentucky	3	New Mexico	1	Tennessee	4
District of Columbia	1	Maryland	5	New York	8	Texas	17
Florida	5	Massachusetts	4	North Carolina	5	Virginia	7
Georgia	4	Michigan	7	Ohio	8	Wisconsin	3
						Total	143

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on Nasdaq on June 17, 2021, under the symbol “TTSH.” Prior to that date, our common stock had been quoted on The OTC Pink Market under the symbol “TTSH” since November 2019.

As of February 28, 2022, we had approximately 420 holders of record of our common stock. This figure does not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

As of February 28, 2022, we had 51,925,256 shares of common stock outstanding. The last reported sales price for our common stock on February 28, 2022 was $6.33.

Dividends Paid Per Share

We suspended quarterly dividend payments on October 18, 2019 and, since that date, have paid one special cash dividend of $0.65 per share to stockholders of record on November 19, 2021. Any future determination with respect to the payment of dividends is at the discretion of our Board of Directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends in the United States, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our Board of Directors. We can provide no assurance that we will pay any dividends to our stockholders in the future, or as to the amount of any such dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on our equity compensation plans, refer to Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
October 1, 2021 - October 31, 2021	18,370	(1)	$6.52	(1)	-	-
November 1, 2021 - November 30, 2021	2,522	(2)	4.68	(2)	-	-
December 1, 2021 - December 31, 2021	-		-		-	-
	20,892		$6.30		-	-

(1)We withheld a total of 15,175 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan (the “2012 Plan”) and the 2021 Omnibus Equity Compensation Plan (the “2021 Plan” and, together with the 2012 Plan, the “Plans”). We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. We repurchased an additional 3,195 shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(2)We withheld a total of 1,386 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the Plans. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. We repurchased an additional 1,136 shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

Stock Performance Graph

The graph and table below present our cumulative total stockholder returns relative to the performance of the S&P SmallCap 600 and the Dow Jones U.S. Furnishings Index for the period commencing December 31, 2016 and ending December 31, 2021, the last trading day of fiscal year 2021. The comparison assumes $100 invested at the close of trading on December 31, 2016 in (i) our common stock, (ii) the stocks comprising the S&P SmallCap 600, and (iii) the stocks comprising the Dow Jones U.S. Furnishings Index. All values assume that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

	Tile Shop Holdings, Inc.	S&P SmallCap 600	Dow Jones U.S. Furnishings Index
December 31, 2016	$100.00	$100.00	$100.00
December 31, 2017	$49.82	$111.73	$114.51
December 31, 2018	$29.30	$100.83	$64.77
December 31, 2019	$9.40	$121.87	$87.76
December 31, 2020	$23.92	$133.53	$89.32
December 31, 2021	$40.74	$167.28	$116.00

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from (i) our audited financial statements included elsewhere in this report as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020, and 2019 and (ii) our audited financial statements not included elsewhere in this report as of December 31, 2019, 2018, and 2017 and for the years ended December 31, 2018 and 2017. The following selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	As of December 31, or for the year ended December 31,
	2021	2020	2019	2018	2017
	(in thousands, except per share)
Statement of Income Data
Net sales	$370,700	$325,057	$340,351	$357,254	$344,600
Cost of sales	117,570	103,532	104,232	105,915	108,378
Gross profit	253,130	221,525	236,119	251,339	236,222
Selling, general and administrative expenses	232,520	215,149	237,476	233,201	210,376
Income (loss) from operations	20,610	6,376	(1,357)	18,138	25,846
Interest expense	(656)	(1,874)	(3,792)	(2,690)	(1,857)
Other income	-	-	12	152	170
Income (loss) before income taxes	19,954	4,502	(5,137)	15,600	24,159
(Provision) benefit for income taxes	(5,180)	1,529	674	(5,158)	(13,340)
Net income (loss)	$14,774	$6,031	$(4,463)	$10,442	$10,819
Earnings (loss) per share	$0.29	$0.12	$(0.09)	$0.20	$0.21
Weighted average shares outstanding (diluted)	51,085	50,584	50,624	52,089	51,928
Balance Sheet Data
Cash and cash equivalents	$9,358	$9,617	$9,104	$5,557	$6,621
Inventories	97,175	74,296	97,620	110,095	85,259
Total assets	340,758	342,690	399,814	297,630	270,725
Lease obligations(1)	138,451	149,901	158,718	576	697
Total debt(2)	5,000	-	63,000	53,000	27,015
Total stockholders' equity	122,224	139,062	130,899	146,347	143,874
Working capital	29,369	27,850	52,329	79,774	43,525
Cash Flow Data
Net cash provided by operating activities	$39,691	$65,596	$38,563	$18,170	$45,691
Net cash used in investing activities	(11,070)	(1,968)	(26,390)	(34,143)	(40,549)
Net cash (used in) provided by financing activities	(28,902)	(63,329)	(8,622)	14,931	(10,620)
Other Selected Financial Data (unaudited)
Dividends paid per share	$0.65	$-	$0.15	$0.20	$0.20
Adjusted EBITDA(3)	50,255	39,953	34,846	49,355	55,411
Adjusted EBITDA margin(3)	13.6%	12.3%	10.2%	13.8%	16.1%
Gross margin rate(4)	68.3%	68.1%	69.4%	70.4%	68.5%
Operating income (loss) margin(5)	5.6%	2.0%	(0.4)%	5.1%	7.5%
Comparable store sales (decline) growth(6)	13.8%	(5.6)%	(4.6)%	(0.6)%	0.5%
Stores open at end of period	143	142	142	140	138

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

(3)We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and adjusting for interest expense, income taxes, depreciation and amortization, and stock based compensation expense. Prior to 2018, we also adjusted for special charges, including equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the year ended December 31, 2017 to conform to the current presentation. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, for budgeting and planning purposes, and for assessing the effectiveness of capital allocation over time. These measures are used in monthly financial reports prepared for management and our Board of Directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

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

Reconciliation of Non-GAAP Adjusted EBITDA to GAAP Net Income (Loss)

The reconciliation of Adjusted EBITDA to net income (loss) for the years ended December 31, 2017 through December 31, 2021 is as follows:

	Years Ended December 31,
	2021	2020	2019	2018	2017(1)
	(in thousands)
Net income (loss)	$14,774	$6,031	$(4,463)	$10,442	$10,819
Interest expense	656	1,874	3,792	2,690	1,857
Provision (benefit) for income taxes	5,180	(1,529)	(674)	5,158	13,340
Depreciation & amortization	27,379	31,336	33,546	28,396	26,239
Stock based compensation	2,266	2,241	2,645	2,669	3,156
Adjusted EBITDA	$50,255	$39,953	$34,846	$49,355	$55,411

(1)Prior to 2018, we also adjusted for special charges, including equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the year ended December 31, 2017 to conform to the current presentation.

Adjusted EBITDA as a percentage of net sales for the years ended December 31, 2017 through December 31, 2021 is as follows:

	Years Ended December 31,
	2021	2020	2019(2)	2018(2)	2017(1)(2)
	% of net sales
Net income (loss)	4.0%	1.9%	(1.3)%	2.9%	3.1%
Interest expense	0.2	0.6	1.1	0.8	0.5
Provision (benefit) for income taxes	1.4	(0.5)	(0.2)	1.4	3.9
Depreciation & amortization	7.4	9.6	9.9	7.9	7.6
Stock based compensation	0.6	0.7	0.8	0.7	0.9
Adjusted EBITDA	13.6%	12.3%	10.2%	13.8%	16.1%

(1)Prior to 2018, we also adjusted for special charges, including equity-related transaction costs, litigation and investigation costs, and the write-off of debt issuance costs. We have modified the Adjusted EBITDA presentation for the year ended December 31, 2017 to conform to the current presentation.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than is included in the following discussion. This report contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this report relate to, among other things, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including its effect on general economic conditions and credit markets, the supply chain and product availability, labor, and on customer traffic to our stores, as well as the potential duration of the COVID-19 pandemic and adequacy of measures we have taken to attempt to mitigate the impact of the COVID-19 pandemic on our business; our ability to successfully implement our strategic plan and the anticipated benefits of our strategic plan; our ability to successfully anticipate consumer trends; any statements with respect to dividends and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining refinancing due to market conditions resulting from the COVID-19 pandemic; supply costs and expectations, including the continued availability of sufficient products from our suppliers, risks related to relying on foreign suppliers, and the potential impact of the COVID-19 pandemic on, among other things, product availability and pricing and timing and cost of deliveries; our expectations with respect to ongoing compliance with the terms of the credit facility, including the potential impact of the phase out of LIBOR; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental or climate change-related requirements; the impact of corporate citizenship and environmental, social and governance matters; our expectations regarding the effects of employee recruiting, training, mentoring, and retention on our ability to recruit and retain employees; tax-related risks; the potential impact of cybersecurity breaches or disruptions to our management information systems; our ability to successfully implement our information technology initiatives, including our ERP system; our ability to effectively manage our online sales; costs and adequacy of insurance; the potential impact of natural disasters, which may worsen or increase due to the effects of climate change, and other catastrophic events; risks inherent in operating as a holding company; fluctuations in material and energy costs; the potential outcome of any legal proceedings; and risks related to ownership of our common stock.

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

•changes in general economic, business and industry conditions, including any recession caused by the effects of the COVID-19 pandemic;

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

Overview

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of December 31, 2021, we operated 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

The table below sets forth information about our net sales, operating income and stores opened from 2019 to 2021.

	For the year ended December 31,
	2021	2020	2019
	(in thousands, except store data)
Net sales	$370,700	$325,057	$340,351
Income (loss) from operations	$20,610	$6,376	$(1,357)
Net cash provided by operating activities	$39,691	$65,596	$38,563
New stores opened during period	1	-	4

Net sales increased $45.6 million from $325.1 million for the year ended December 31, 2020 to $370.7 million for the year ended December 31, 2021. The net sales generated in 2021 represents a new annual sales record due to a 13.8% increase in sales at comparable stores. We believe this result was made possible by strong demand for home improvement products, an increase in ticket averages driven by higher prices for the products that we sell and the execution of our strategy.

We encountered a number of supply chain challenges during 2021. Earlier in the year, we experienced difficulty securing timely delivery of replenishment orders from our vendors which resulted in elevated levels of backorders. We made significant progress reducing backorders and improving our inventory position to $97.2 million as of December 31, 2021. Additionally, we are seeing an increase in the cost of the products we source from around the world due to vendor price increases in response to inflationary cost pressure and an increase in international shipping rates. This cost pressure is having an impact on our gross margin rate which fell to 66.1% during the fourth quarter ended December 31, 2021. In response to the cost pressure, we have and plan to continue to adjust our prices. We anticipate the cost pressure on our gross margin rates will persist into 2022.

Throughout 2021, we have slowly and deliberately taken steps to reinvest in the business to capture the elevated level of demand we are seeing in the marketplace. Since the beginning of the year, we have taken steps to expand hours in many of our stores, add employees to our workforce, and adjust compensation to remain competitive in the marketplace, particularly in our store warehouses and distribution centers. We have made a number of meaningful investments in technology, including our website, increased our marketing spend, and seen general SG&A expenses increase as we have resumed normal business in 2021. We believe that the steps taken to reinvest in the business in 2021 will position the Company for continued sales growth as we move into 2022.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. COVID-19 has negatively impacted public health and the global economy, disrupted global supply chains, and created volatility in financial markets. We have been negatively affected by the COVID-19 pandemic, and we anticipate we will continue to be negatively impacted at least throughout the duration of the pandemic. The continuing implications of COVID-19 on us remain uncertain and will depend on certain future developments, including the duration, scope and severity of the pandemic and the effects of new variants of COVID-19, some of which may be more virulent or transmissible than the initial strain; its impact on our employees, customers and suppliers; the range and timing of government mandated restrictions and other measures, including the reimplementation of previously lifted measures or imposition of new measures; and the success of the deployment and widespread adoption of approved COVID-19 vaccines and their effectiveness against new variants of COVID-19. This uncertainty could have a material impact on the accounting estimates and assumptions utilized to prepare our consolidated financial statements in future reporting periods, which could result in a material adverse impact on our financial position, results of operations and cash flows.

The COVID-19 pandemic had a significant impact on our operations during 2020. For instance, we experienced a sharp decline in traffic toward the end of the first quarter of 2020 following the onset of COVID-19 in the United States. In response, we took steps to reduce selling, general and administrative expenses by eliminating a portion of our workforce, reducing store hours, curtailing advertising spending, reducing the number of replenishment trucks sent from our distribution centers to our stores and limiting other SG&A spending when possible. As state and local governments started lifting restrictions toward the end of the second quarter of 2020, we saw an improvement in traffic and sales trends. Throughout the remainder of 2020, we took a cautious approach to investing in activities that would increase our SG&A expenses, which included operating our stores at a reduced hours schedule compared to the prior year.

The pandemic has had a significant impact on our supply chain. During 2021, we experienced elevated levels of product shortages, which were partially due to vendor production delays and global shipping capacity constraints resulting, in part, from the impact of COVID-19. We were able to work with our vendors to secure delivery of backordered product and improve our overall inventory levels as of December 31, 2021. Additionally, many of our vendors have begun to communicate price increases in response to inflationary cost pressure, which, combined with escalated international shipping rates, is resulting in an increase in the cost of our inventory and corresponding pressure on our gross margin rates. In response to this cost pressure, we have adjusted, and plan to continue to adjust, our pricing.

While we are cautiously optimistic with the current business trend and the progress made distributing COVID-19 vaccinations in recent months, the continued sporadic outbreaks of COVID-19 cases occurring globally, as well as the ongoing spread of new COVID-19 variants, could have a negative impact on us. Specifically, we could be adversely impacted by limitations on our employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring stores to close or employees to remain home; labor shortages resulting from various factors; limitations of carriers to deliver our products to customers; product shortages; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us in a timely manner. These events could have a material adverse effect on our results of operations, cash flows and liquidity. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the economic impact of the pandemic.

Effects of Inflation

Our operating results are heavily dependent upon the prices paid to acquire manmade and natural store products from our vendors around the world. The cost to source our products has increased over the last year due to an increase in international freight rates and vendor price increases, due in part to higher labor costs, energy prices, and other inflationary pressures. In response to rising costs, we have and plan to continue to adjust our pricing; however, continued volatility and inflationary pressure could adversely affect our financial results.

Other Recent Developments

On November 4, 2021, we announced that our Board of Directors declared a special dividend of $0.65 per share payable on December 3, 2021 to the Company’s stockholders of record at the close of business on November 19, 2021. The payment of the special dividend resulted in a $32.9 million return of capital to shareholders during the fourth quarter of 2021.

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

Income Taxes – We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

	2021	% of sales	2020	% of sales
	(in thousands)
Net sales	$370,700	100.0%	$325,057	100.0%
Cost of sales	117,570	31.7%	103,532	31.9%
Gross profit	253,130	68.3%	221,525	68.1%
Selling, general and administrative expenses	232,520	62.7%	215,149	66.2%
Income from operations	20,610	5.6%	6,376	2.0%
Interest expense	(656)	(0.2)%	(1,874)	(0.6)%
Income before income taxes	19,954	5.4%	4,502	1.4%
(Provision) benefit for income taxes	(5,180)	(1.4)%	1,529	0.5%
Net income	$14,774	4.0%	$6,031	1.9%

Net Sales – Net sales increased $45.6 million, or 14.0%, in 2021 compared to 2020. The sales results during 2020 were adversely impacted by the ongoing COVID-19 pandemic, which resulted in reduced store hours, lower levels of traffic and an overall decrease in sales during the twelve months ended December 31, 2020. Over the last 12 months, we have seen improved sales due to strong demand for home improvement products, an increase in the average ticket driven by higher prices, and the execution of our strategy that have contributed to a 13.8% increase in sales at comparable stores during 2021.

Gross Profit – Gross profit increased $31.6 million, or 14.3%, in 2021 compared to 2020. The gross margin rate was 68.3% and 68.1% for 2021 and 2020, respectively. The increase in gross margin was primarily driven by better pricing during the first half of 2021 and an improvement in customer delivery collection rates.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased $17.4 million, or 8.1%, in 2021 compared to 2020. The increase included a $7.3 million increase in variable compensation expenses, a $1.9 million increase in transportation costs and a $1.1 million increase in interchange fees. Additionally, SG&A expenses increased as we resumed normal business operations during 2021 and included a $3.9 million increase in staffing costs, a $1.5 million increase in benefits, and a $1.4 million increase in marketing expenses. We recorded $0.7 million and $2.2 million of asset impairment charges during the twelve months ended December 31, 2021 and December 31, 2020, respectively.

Interest Expense – Interest expense decreased $1.2 million, or 65.0%, in 2021 compared to 2020. The decrease in interest expense was primarily due to a lower level of average debt in 2021.

Provision (Benefit) for Income Taxes – The provision for income taxes increased $6.7 million for 2021 compared to 2020. Our effective tax rate was 26.0% in 2021 and (34.0)% in 2020. The tax benefit recognized during 2020 and the improvement in the effective tax rate was primarily due to the enactment of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which gave us the ability to carry back federal net operating losses to years with a federal statutory tax rate of 35%.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

A detailed discussion of the fiscal year 2020 performance compared to fiscal year 2019 is set forth in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019,” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 11, 2021, which discussion is incorporated herein by reference.

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

The reconciliation of Adjusted EBITDA to net income for the years ended December 31, 2021 and 2020 follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
Net income	$14,774	$6,031
Interest expense	656	1,874
Provision (benefit) for income taxes	5,180	(1,529)
Depreciation & amortization	27,379	31,336
Stock based compensation	2,266	2,241
Adjusted EBITDA	$50,255	$39,953

Adjusted EBITDA as a percentage of net sales for the years ended December 31, 2021 and 2020 follows:

	Years Ended December 31,
	2021	2020
	% of net sales
Net income	4.0%	1.9%
Interest expense	0.2	0.6
Provision (benefit) for income taxes	1.4	(0.5)
Depreciation & amortization	7.4	9.6
Stock based compensation	0.6	0.7
Adjusted EBITDA	13.6%	12.3%

The calculation of pretax return on capital employed is as follows:

($ in thousands)	December 31,
	2021(1)	2020(1)
Income from operations	$20,610	$6,376

Total Assets	353,008	364,099
Less: Accounts payable	(20,785)	(14,905)
Less: Income tax payable	(297)	(111)
Less: Other accrued liabilities	(41,358)	(38,365)
Less: Lease liability	(141,925)	(153,427)
Less: Other long-term liabilities	(4,865)	(4,137)
Capital Employed	$143,778	$153,154

Pretax Return on Capital Employed	14.3%	4.2%

(1)Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal sources of liquidity include $9.4 million of cash and cash equivalents at December 31, 2021, cash provided by operating activities and borrowings available under our credit facility. We expect to use this liquidity for purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt and general corporate purposes.

On September 18, 2018, we entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank, which was amended November 16, 2021 (as amended, the “Credit Agreement”). The Credit Agreement provides us with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on our rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. At December 31, 2021, the LIBOR-based interest rate was 1.60% and the base rate was 3.75%.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. We were in compliance with the covenants as of December 31, 2021.

We had $5.0 million outstanding on the revolving line of credit as of December 31, 2021. We also have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. The standby letters of credit totaled $2.4 million on both December 31, 2021 and December 31, 2020. There was $92.6 million available for borrowing on the revolving line of credit as of December 31, 2021, which may be used to support our growth and for working capital purposes.

During 2022, we expect to use cash purchasing additional merchandise inventory, maintaining our existing stores, and general corporate purposes. Additionally, as described further in Note 6 of the Notes to the Consolidated Financial Statements, as of December 31, 2021, our lease liability under operating leases totaled $138.5 million as of December 31, 2021. Contractual lease payments range from $17.0 million to $37.4 million on an annual basis over the next five years. We are also obligated to fund certain self-insured employee benefits, including our medical and workers’ compensation plans. As of December 31, 2021, accrual balances related to our estimated workers’ compensation claims and medical claims totaled $2.2 million and $0.8 million, respectively. Additionally, we have contractual obligations related to software service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at December 31, 2021 for purchase obligations were $1.6 million. Amounts due under these arrangements in 2022, 2023 and 2024 total $0.8 million, $0.6 million and $0.2 million, respectively.

We currently believe that our cash and cash equivalents, cash flows from operations and access to cash under our credit facility will be adequate to meet our ongoing operating requirements over the next twelve months and our long-term liquidity requirements.

Capital Expenditures

The following table summarizes our capital expenditures during the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
	(in millions)
New store building, existing store remodels and store merchandising investments	$7.1	$1.5	$20.0
Information technology infrastructure	2.4	-	4.9
Distribution and manufacturing facilities	1.6	0.5	2.0
General corporate	-	-	0.1
	$11.1	$2.0	$27.0

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

Cash Flows

The following table summarizes our cash flow for the years ended December 31, 2021, 2020 and 2019.

	For the year ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$39,691	$65,596	$38,563
Net cash used in investing activities	(11,070)	(1,968)	(26,390)
Net cash used in financing activities	(28,902)	(63,329)	(8,622)

Operating Activities

Cash flows from operating activities provide us with a significant source of liquidity. Net cash provided by operating activities was $39.7 million, $65.6 million, and $38.6 million in 2021, 2020 and 2019, respectively. The decrease in operating cash flows in 2021 compared to 2020 was primarily due to a $46.2 million decrease in cash flows associated with the change in inventory levels that was partially offset by an $8.7 million increase in net income.

Investing Activities

Net cash used in investing activities was $11.1 million, $2.0 million and $26.4 million in 2021, 2020 and 2019, respectively. The increase in investing activities in 2021 was due to an increase in capital expenditures during 2021 to invest in one new store, one store relocation, store remodels, store merchandising, distribution, internal fleet and information technology assets.

Financing Activities

Net cash used in financing activities was $28.9 million, $63.3 million and $8.6 million in 2021, 2020 and 2019, respectively. Cash used in financing activities during 2021 included $32.9 million of dividends paid and $5.0 million of payments on long term debt that were partially offset by $10.0 million of advances on our line of credit.

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

Recognition of Revenue

Revenues are recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration received in exchange for those goods or services. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales tax. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical returns. Our process to establish a sales return reserve contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future sales returns and exchanges. The customer may receive a refund or exchange the original product for a replacement of equal or similar quality for a period of three months from the time of original purchase. Products received back under this policy are reconditioned pursuant to state laws and resold. We believe our estimate for sales returns is an accurate reflection of future returns. Actual return trends have not varied significantly from estimated amounts in prior periods. However, if the nature of sales returns changes significantly, our sales could be adversely impacted. As of December 31, 2021 and 2020, the balance of the returns reserve was $5.2 million and $5.0 million, respectively.

Inventory Valuation and Shrinkage

Our inventory consists of manufactured items and purchased merchandise held for resale. Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. We capitalize the cost of inbound freight, duties, and receiving and handling costs to bring purchased materials into our distribution network. The labor and overhead costs incurred in connection with the production process are included in the value of manufactured finished goods. We provide provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. These estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sell through and changes in actual shrinkage trends. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate our inventory provisions. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material. As of December 31, 2021 and 2020, the balance of the inventory reserves was $0.5 million and $0.6 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation, which is amortized over the useful life of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease period (including expected renewal periods). As of December 31, 2021 and 2020, net property, plant, and equipment balances were $82.3 million and $99.0 million, respectively.

Property, plant, equipment, and right of use assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets, which typically occurs at an individual store level. An impairment loss is recognized when estimated undiscounted future cash flows from the operations and/or disposition of the assets are less than the carrying amount. Significant assumptions used in developing undiscounted cash flow analyses include estimates of future sales, gross margin and operating expenses. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. Significant assumptions used in the fair value analyses include estimates of future sales, gross margin, operating expenses, comparable market rents and discount rates. If actual results are not consistent with our estimates and assumptions used in determining future cash flows and asset fair values, we may be exposed to losses that could be material. During the fiscal years ended December 31, 2021 and 2020, the Company recorded asset impairment charges of $0.7 million and $2.2 million, respectively, which were classified in selling, general and administrative expenses. No impairment charges were recorded during the year ended December 31, 2019.

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

Inflation

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Our operating results are heavily dependent upon the prices paid to acquire manmade and natural stone products from our vendors around the world. The cost to source our products has increased over the last year due to an increase in international freight rates and vendor price increases, due in part to higher labor costs, energy prices and other inflationary pressures. Higher rates of inflation may have an adverse effect on our ability to maintain historical levels of gross profit and selling, general and administrative expenses as a percentage of revenues if the selling prices of our products do not increase with these increased costs.

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operation. We are also exposed to interest rate risk in connection with borrowings under our credit facility. Borrowings under our revolving credit facility bear interest at either a base rate or a LIBOR-based rate, at our option. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25%, depending on our rent adjusted leverage ratio. The base rate is equal to the greatest of: (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. As of December 31, 2021, the LIBOR-based rate was 1.60% and the base rate was 3.75%. Based upon balances and interest rates as of December 31, 2021, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.1 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.1 million.

Banks currently reporting information used to set LIBOR will stop doing so after 2021 for certain tenors and in 2023 for the remaining tenors. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. We are monitoring their efforts and we may need to amend our revolving credit facility to accommodate any replacement rate. The potential effects of any such event on our cost of capital cannot yet be determined, but we do not expect it to have a material impact on our consolidated financial condition, results of operations or cash flows.

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

Foreign Currency Exchange Rate Risk

We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our subsidiary based in China and on the purchase of goods in Chinese yuan. Purchases made in Chinese yuan were less than 15% of our total inventory purchases in both 2021 and 2020. Our exposure to foreign currency rate fluctuations is not significant to our financial condition or results of operations.

We currently do not engage in any exchange rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in these transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the reports of our independent registered public accounting firm, as listed under Part IV, Item 15. “Exhibits and Financial Statement Schedules,” are included as a separate section of this report beginning on page 38 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 and have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (“COSO”). Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Ernst & Young, LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2021. See “Report of Independent Registered Public Accounting Firm – Opinion on Internal Control over Financial Reporting” of this report.

Remediation of Material Weaknesses

As disclosed in “Part II, Item 9A – Controls and Procedures” in our 2020 Annual Report, management concluded that there were two material weaknesses in our internal control over financial reporting arising from the implementation of a new ERP system in 2019. The two material weaknesses were:

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

•The ineffective design and implementation of IT general controls (ITGCs) for the ERP system that are relevant to the preparation of our financial statements. Specifically, we did not (i) maintain adequate control over user access to the ERP system to ensure appropriate segregation of duties and to restrict access to financial applications and data; and (ii) maintain adequate documentation practices surrounding management and control of IT changes affecting financial IT applications. Our business process controls (automated and manual) are dependent on affected ITGCs and, therefore, were also deemed ineffective because they were adversely impacted by the ineffective ITGCs.

During 2021, we evaluated, designed and implemented controls and procedures to address these material weaknesses in our internal control over financial reporting.  These measures included (i) strengthening our change management procedures, (ii) completing a project to segregate responsibilities among users with access to our ERP system, (iii) establishing controls to monitor activities when role conflicts were identified that could not be segregated, and (iv) enhanced reporting on the remediation measures to the Audit Committee of the Board.  We completed testing of these controls and our business process controls, which were previously deemed ineffective because they were adversely impacted by the ineffective ITGCs during the fourth quarter of 2021 and we concluded that the previously identified material weaknesses were remediated as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there have been no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

The Company’s 2022 Annual Meeting of Stockholders is scheduled to be held on June 14, 2022. Stockholders of record as of April 25, 2022 will be entitled to receive notice of, and vote at, the annual meeting. As the annual meeting date is more than 30 days before the anniversary of the Company’s 2021 Annual Meeting of Stockholders, stockholder proposals intended to be considered for inclusion in the Company’s proxy materials for the 2022 Annual Meeting of Stockholders are required to be submitted to the Company by March 21, 2022, which the Company has determined is a reasonable time before it begins printing and sending its proxy materials.

Since the date of the Company’s 2022 Annual Meeting of Stockholders has been advanced by more than 30 days from the anniversary of the Company’s 2021 Annual Meeting of Stockholders, in accordance with the Company’s Bylaws, stockholder nominations of director candidates and stockholder proposals to be presented at the 2022 Annual Meeting of Stockholders, but not submitted for inclusion in the Company’s proxy materials, are required to be delivered to the Secretary of the Company no earlier than February 14, 2022 and no later than April 5, 2022. The Bylaws specify the information that is required to accompany any such stockholder notices.

The following table sets forth, as of February 28, 2022, information regarding beneficial ownership of our common stock by each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

We have based our calculation of the percentage of beneficial ownership on 51,925,256 shares of our common stock outstanding on February 28, 2022.

Unless otherwise noted below, the address for each of the shareholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Peter J. Jacullo III, Director(1)	8,370,879	16.1%
Peter H. Kamin, Chairman of the Board(2)	6,872,802	13.2%
Cannell Capital LLC(3)	3,147,164	6.1%
Savitr Capital LLC(4)	2,770,535	5.3%
Philotimo Fund, LP and affiliates(5)	2,597,857	5.0%

(1)Based on a Schedule 13D/A filed with the SEC on January 4, 2022 by JWTS, Inc. (“JWTS”), Peter J. Jacullo III, and the Katherine D. Jacullo Children’s 1993 Irrevocable Trust (the “Jacullo Trust”) and a Form 4 filed by Mr. Jacullo with the SEC on December 16, 2021. JWTS directly holds 3,191,180 shares of common stock and has sole voting and dispositive power with respect to such shares. Mr. Jacullo is the President and sole member of the board of directors of JWTS, holds sole voting and dispositive power over the securities held by JWTS, and may be deemed to beneficially own the securities held by JWTS. The Jacullo Trust directly holds 4,706,489 shares of common stock and has sole voting and dispositive power with respect to such shares. Mr. Jacullo is a co-trustee of the Jacullo Trust, holds shared voting and dispositive power over the securities held by the Jacullo Trust, and may be deemed to beneficially own the securities held by the Jacullo Trust. Mr. Jacullo disclaims beneficial ownership of the shares of common stock held by the Jacullo Trust, except to the extent of his pecuniary interest therein. Mr. Jacullo directly holds 473,210 shares of common stock over which he has sole voting and dispositive power, including 14,477 shares of unvested restricted common stock.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2022 (the “Proxy Statement”), or an amendment to this Form 10-K, which we intend to file with the SEC within 120 days after the fiscal year end covered by this report. Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sections of the Proxy Statement are incorporated herein by reference:

•Proposal 1 – Election of Directors

•Information about our Executive Officers

•Certain Relationships and Related Transactions

•Delinquent Section 16(a) Reports

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

ITEM 11. EXECUTIVE COMPENSATION

The following sections of the Proxy Statement are incorporated herein by reference:

•Executive Compensation

•Director Compensation

•Pay Ratio

•Proposal 1 – Election of Directors – Committees of the Board of Directors – Compensation Committee Interlocks and Insider Participation

•Proposal 1 – Election of Directors – Information Regarding the Board of Directors and Corporate Governance – Oversight of Risk Management

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following section of the Proxy Statement is incorporated herein by reference:

•Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

The following table presents our equity compensation plan information as of December 31, 2021:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	905,945	(1)	10.96	4,475,380	(2)
Equity compensation plans not approved by stockholders	-		-	-
Total	905,945		10.96	4,475,380

(1)Represents shares of common stock to be issued upon exercise of outstanding options to purchase common stock granted pursuant to our Plans as of December 31, 2021.

(2)All shares available for future issuance are under the 2021 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following sections of the Proxy Statement are incorporated herein by reference:

•Proposal 1 – Election of Directors – Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors

•Certain Relationships and Related Transactions

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following section of the Proxy Statement is incorporated herein by reference:

•Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tile Shop Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tile Shop Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2022 expressed an unqualified opinion thereon.

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

As described in Notes 1, 3 and 6 to the consolidated financial statements, the Company’s long-lived assets consisted of consolidated property, plant and equipment, net of $82.3 million and consolidated operating lease right of use assets balance of $123.1 million as of December 31, 2021. For the year ended December 31, 2021, the Company recorded an impairment charge of $0.7 million. The Company evaluates if there are indicators of impairment for long-lived assets in accordance with Accounting Standards Codification 360, Property, Plant, and Equipment when events and circumstances indicate that the long-lived assets may be impaired. The Company’s first step is to determine whether indicators of impairment exist in its long-lived assets (leasehold improvements and operating lease right of use assets) at the individual retail store level, which is the lowest level at which cash flows can be identified. If indicators of impairment are identified for any retail stores, the Company evaluates if the projected undiscounted cash flows to be generated by those stores are less than their carrying amounts. When this is the case, the Company compares the calculated fair value of the respective retail store to its carrying value. If fair value is less than the carrying value, an impairment loss is recorded.

Significant assumptions used in the Company’s projected undiscounted cash flow analyses included estimates of future sales, gross margin and operating expenses. Additionally, significant assumptions utilized in the fair value analyses included the aforementioned assumptions, as well as comparable market rents and discount rate. This led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating management’s future cash flow projections, in particular, the assumptions related to estimates of future sales, gross margin and comparable market rents which can be affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes over the identification of indicators of impairment, the assessment of the undiscounted cash flows to be generated by retail stores with indicators of impairment, the determination of the fair value of the retail stores and the measurement of any resulting impairment. These controls include, among others, management’s evaluation of indicators of impairment, management’s review of the assumptions utilized to develop the projected undiscounted cash flows and the related fair value estimates, and management’s testing of the completeness and accuracy of the underlying data utilized to project future operating results for the retail stores.

We performed audit procedures that included, among others, testing the completeness of retail stores evaluated for impairments, testing management’s process for developing the undiscounted cash flows and evaluating management’s significant assumptions, including, as applicable, estimates of future sales, gross margin, operating expenses, comparable market rents and discount rate and comparing the current performance of the retail stores with historical trends and consistency with external market and industry data. We involved our internal valuation specialists to assist in the evaluation of the Company’s comparable market rents and discount rate assumptions.

We have served as the Company’s auditor since 2013.

/s/Ernst & Young LLP

Minneapolis, Minnesota

March 3, 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tile Shop Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Tile Shop Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tile Shop Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated March 3, 2022 expressed an unqualified opinion thereon.

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
March 3, 2022

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2021 and 2020

(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$9,358	$9,617
Restricted cash	655	655
Receivables, net	3,202	2,975
Inventories	97,175	74,296
Income tax receivable	6,923	8,116
Other current assets, net	9,769	8,995
Total Current Assets	127,082	104,654
Property, plant and equipment, net	82,285	99,035
Right of use asset	123,101	132,374
Deferred tax assets	6,953	5,341
Other assets	1,337	1,286
Total Assets	$340,758	$342,690

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,884	$15,382
Income tax payable	390	93
Current portion of lease liability	28,190	27,223
Other accrued liabilities	38,249	34,106
Total Current Liabilities	97,713	76,804
Long-term debt, net	5,000	-
Long-term lease liability, net	110,261	122,678
Other long-term liabilities	5,560	4,146
Total Liabilities	218,534	203,628

Stockholders’ Equity:
Common stock, par value: $0.0001; authorized: 100,000,000 shares; issued and outstanding: 51,963,377 and 51,701,080 shares, respectively	5	5
Preferred stock, par value: $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	126,920	158,556
Accumulated deficit	(4,713)	(19,487)
Accumulated other comprehensive loss	12	(12)
Total Stockholders' Equity	122,224	139,062
Total Liabilities and Stockholders' Equity	$340,758	$342,690

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2021, 2020 and 2019

(dollars in thousands, except per share data)

	2021	2020	2019
Net sales	$370,700	$325,057	$340,351
Cost of sales	117,570	103,532	104,232
Gross profit	253,130	221,525	236,119
Selling, general and administrative expenses	232,520	215,149	237,476
Income (loss) from operations	20,610	6,376	(1,357)
Interest expense	(656)	(1,874)	(3,792)
Other income	-	-	12
Income (loss) before income taxes	19,954	4,502	(5,137)
(Provision) benefit for income taxes	(5,180)	1,529	674
Net income (loss)	$14,774	$6,031	$(4,463)

Income (loss) per common share:
Basic	$0.29	$0.12	$(0.09)
Diluted	$0.29	$0.12	$(0.09)

Weighted average shares outstanding:
Basic	50,393,980	49,957,356	50,624,309
Diluted	51,085,463	50,583,742	50,624,309

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2021, 2020 and 2019

(dollars in thousands)

	2021	2020	2019
Net income (loss)	$14,774	$6,031	$(4,463)
Currency translation adjustment	24	58	(14)
Other comprehensive income (loss)	24	58	(14)
Comprehensive income (loss)	$14,798	$6,089	$(4,477)

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except per share data)

	Common stock
	Shares	Amount	Additional paid in- capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Total
Balance at January 1, 2019	52,707,879	$5	$172,255	$(25,857)	$(56)	$146,347
Adoption of lease standard (see Note 1)	-	-	-	4,802	-	4,802
Issuance of restricted shares	781,697	-	-	-	-	-
Cancellation of restricted shares	(375,879)	-	-	-	-	-
Repurchases of common stock	(2,307,023)	-	(10,456)	-	-	(10,456)
Stock based compensation	-	-	2,645	-	-	2,645
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(256)	-	-	(256)
Dividends paid ($0.15 per share)	-	-	(7,706)	-	-	(7,706)
Foreign currency translation adjustments	-	-	-	-	(14)	(14)
Net loss	-	-	-	(4,463)	-	(4,463)
Balance at December 31, 2019	50,806,674	$5	$156,482	$(25,518)	$(70)	$130,899
Issuance of restricted shares	1,090,759	-	-	-	-	-
Cancellation of restricted shares	(116,594)	-	-	-	-	-
Stock based compensation	-	-	2,241	-	-	2,241
Tax withholdings related to net share settlements of stock based compensation awards	(79,759)	-	(167)	-	-	(167)
Foreign currency translation adjustments	-	-	-	-	58	58
Net income	-	-	-	6,031	-	6,031
Balance at December 31, 2020	51,701,080	$5	$158,556	$(19,487)	$(12)	$139,062
Issuance of restricted shares	421,547	-	-	-	-	-
Cancellation of restricted shares	(24,018)	-	-	-	-	-
Stock based compensation	-	-	2,266	-	-	2,266
Tax withholdings related to net share settlements of stock based compensation awards	(135,232)	-	(953)	-	-	(953)
Dividends paid ($0.65 per share)	-	-	(32,949)	-	-	(32,949)
Foreign currency translation adjustments	-	-	-	-	24	24
Net income	-	-	-	14,774	-	14,774
Balance at December 31, 2021	51,963,377	$5	$126,920	$(4,713)	$12	$122,224

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2021, 2020 and 2019

(dollars in thousands)

	For the years ended,
	2021	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$14,774	$6,031	$(4,463)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,379	31,336	33,546
Amortization of debt issuance costs	304	473	595
Loss on disposals of property, plant and equipment	82	-	399
Impairment charges	720	2,155	-
Non-cash lease expense	24,832	24,025	23,230
Stock based compensation	2,266	2,241	2,645
Deferred income taxes	(1,612)	1,855	(1,621)
Changes in operating assets and liabilities:
Receivables	(226)	394	(286)
Inventories	(22,879)	23,323	12,475
Other current assets, net	(1,128)	(327)	(184)
Accounts payable	15,873	(3,207)	(4,503)
Income tax receivable / payable	1,491	(5,020)	357
Accrued expenses and other liabilities	(22,185)	(17,683)	(23,627)
Net cash provided by operating activities	39,691	65,596	38,563
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(11,070)	(1,968)	(27,000)
Proceeds from insurance	-	-	610
Net cash used in investing activities	(11,070)	(1,968)	(26,390)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	(5,000)	(127,262)	(53,204)
Advances on line of credit	10,000	64,100	63,000
Dividends paid	(32,949)	-	(7,706)
Repurchases of common stock	-	-	(10,456)
Employee taxes paid for shares withheld	(953)	(167)	(256)
Net cash used in financing activities	(28,902)	(63,329)	(8,622)
Effect of exchange rate changes on cash	22	54	(14)
Net change in cash, cash equivalents and restricted cash	(259)	353	3,537
Cash, cash equivalents and restricted cash beginning of period	10,272	9,919	6,382
Cash, cash equivalents and restricted cash end of period	$10,013	$10,272	$9,919

Cash and cash equivalents	$9,358	$9,617	$9,104
Restricted cash	655	655	815
Cash, cash equivalents and restricted cash end of period	$10,013	$10,272	$9,919

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$34	$407	$98
Cash paid for interest	632	1,976	3,735
Cash paid for income taxes, net of refunds	5,298	1,608	471

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

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, and metal tiles. The majority of the tile products are sold under the Company's proprietary Rush River and Fired Earth brand names. The Company purchases tile products, accessories and tools directly from its network of suppliers. The Company manufactures its own setting and maintenance materials, such as thinset, grout and sealer, under the Superior brand name. As of December 31, 2021, the Company operated 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company also has a sourcing office located in China.

Basis of Presentation

The consolidated financial statements of Holdings include the accounts of its wholly owned subsidiaries and variable interest entities for which the Company is the primary beneficiary. See Note 12, “New Markets Tax Credit,” for the discussion of financing arrangements involving certain entities that are variable interest entities that are included in these consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s estimates and judgments are based on historical experience and various other assumptions that it believes are reasonable under the circumstances. The Company considered the COVID-19 related impacts on its estimates, as appropriate, within its consolidated financial statements and there may be changes to those estimates in future periods. The Company believes that the accounting estimates are appropriate after giving consideration to the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic. The amount of assets and liabilities reported on the Company's balance sheets and the amounts of income and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition and related reserves for sales returns, useful lives of property, plant and equipment, determining impairment of property, plant and equipment and right of use assets, accounting for leases, valuation of inventory, and income taxes. Actual results may differ from these estimates.

Reclassification

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation for the year ended December 31, 2021. Specifically, the Company elected to change the way it presents cash flows from operating leases in its Statement of Cash Flows. In the twelve months ended December 31, 2019, the Company presented the net change in the right of use asset and lease liabilities as a change in leases within the operating section of the Statement of Cash Flows. During the third quarter of 2020, the Company determined it would be more appropriate to disaggregate this activity. The amortization of the right of use assets is now presented as a non-cash lease expense within the operating section of the Statement of Cash Flows. Lease payments, net of the accretion of lease liabilities, are now presented as a change in accrued expenses and other liabilities within the operating section of the Statement of Cash Flows.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The impact of this change on the Statement of Cash Flows presented as of December 31, 2019 follows:

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $9.4 million and $9.6 million at December 31, 2021 and 2020, respectively. The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $1.7 million and $1.9 million at December 31, 2021 and 2020, respectively.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or are under the terms of use for current operations are included in the restricted balance on the balance sheet.

Trade Receivables

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts on a specific identification basis and by leveraging information on historical losses, current conditions, and reasonable and supportable forecasts of future conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $0.2 million as of both December 31, 2021 and 2020. The Company does not accrue interest on accounts receivable.

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

Inventories were comprised of the following as of December 31:

	2021	2020
	(in thousands)
Finished goods	$95,869	$72,619
Raw materials	1,306	1,677
Total	$97,175	$74,296

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. These estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sell through and changes in actual shrinkage trends. The provision for losses related to shrinkage and other amounts was $0.5 million and $0.6 million as of December 31, 2021 and 2020, respectively.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

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

Advertising Costs

Advertising costs were $6.1 million, $4.6 million and $9.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. The Company’s advertising consists primarily of digital media, direct marketing, events, traditional print media and mobile advertisements and is expensed at the time the media is distributed.

Pre-opening Costs

The Company’s pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, compensation costs and promotional costs. The Company expenses pre-opening costs as incurred which are recorded in selling, general and administrative expenses. During the years ended December 31, 2021, 2020 and 2019, the Company recorded pre-opening costs of $0.1 million, $0.1 million and $0.6 million, respectively.

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

The Company evaluates potential impairment losses on long-lived assets used in operations at the individual retail store level, which is the lowest level at which cash flows can be identified, when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

impairment loss is recorded based on the excess of the carrying value of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. During the fiscal years ended December 31, 2021 and 2020, the Company recorded asset impairment charges of $0.7 million and $2.2 million, respectively, which were classified in selling, general and administrative expenses. No impairment charges were recorded during the year ended December 31, 2019.

Internal Use Software

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when there are no plans to market the software externally. Costs capitalized include external direct costs of materials and services and internal compensation costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. As of December 31, 2021 and 2020, $5.0 million and $6.0 million was included in computer equipment and software, respectively. The internal use software costs are amortized over estimated useful lives of three to seven years. There was $1.5 million, $1.5 million and $1.6 million of amortization expense related to capitalized software during the years ended December 31, 2021, 2020 and 2019, respectively.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right of use assets and lease liabilities on the consolidated balance sheets. The right of use assets and lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The right of use asset is also adjusted for any lease payments made and lease incentives. The Company’s lease terms may include options to extend or terminate the lease typically at its own discretion. The Company regularly evaluates the renewal options and when such options are reasonably certain of exercise, the Company includes the renewal period in its lease term. The Company does not separate non-lease components from lease components by class of underlying assets and does not apply the recognition requirements to short term leases. Certain lease arrangements contain provisions requiring the Company to restore the leased property to its original condition at the end of the lease. The fair values of these obligations are recorded as liabilities on a discounted basis, which occurs at the time the Company enters into the lease arrangement. In the estimation of fair value, the Company uses assumptions and judgements regarding such factors as the existence of a legal obligation for an asset retirement obligation, estimated amounts and timing of settlements, discount rates and inflation rates. The costs associated with these liabilities are capitalized and depreciated over the lease term and the liabilities are accreted over the same period. Asset retirement obligations were $2.9 million and $1.9 million as of December 31, 2021 and 2020, respectively, and are included in other long-term liabilities.

Self-Insurance

The Company is self-insured for certain employee health and workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, and economic conditions. As of December 31, 2021 and 2020, an accrual of $0.8 million and $0.6 million related to estimated employee health claims was included in other accrued liabilities, respectively. As of December 31, 2021 and 2020, an accrual of $2.2 million and $1.7 million related to estimated workers’ compensation claims was included in other accrued liabilities, respectively.

The Company has standby letters of credit outstanding related to the Company's workers’ compensation and employee health insurance policies. As of both December 31, 2021 and 2020, the standby letters of credit totaled $2.4 million.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The following table presents revenues disaggregated by product category:

	Years Ended December 31,
	2021	2020
Man-made tiles	48%	46%
Natural stone tiles	28	29
Setting and maintenance materials	14	14
Accessories	8	9
Delivery service	2	2
	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $13.8 million and $12.2 million as of December 31, 2021 and 2020, respectively. Revenues recognized during the year ended December 31, 2021 that were included in the customer deposit balance as of the beginning of the period were $12.2 million.

The Company extends financing to qualified professional customers who apply for credit. The accounts receivable balance was $3.2 million and $3.0 million as of December 31, 2021 and 2020, respectively. Customers who qualify for an account receive 30-day payment terms. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
	(in thousands)
Other current accrued liabilities	$5,202	$4,957
Other current assets	1,658	1,516
Sales returns reserve, net	$3,544	$3,441

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2021	2020
	(in thousands)
Land	$904	$904
Building and building improvements	24,755	25,731
Leasehold improvements	98,529	97,507
Furniture and fixtures	142,161	142,501
Machinery and equipment	30,461	30,205
Computer equipment and software	47,003	45,217
Vehicles	6,105	5,005
Construction in progress	684	766
Total property, plant and equipment	350,602	347,836
Less accumulated depreciation	(268,317)	(248,801)
Total property, plant and equipment, net	$82,285	$99,035

Depreciation expense on property and equipment, including financing leases, was $27.4 million, $31.3 million and $33.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the years ended December 31, 2021 and 2020, the Company recorded asset impairment charges of $0.7 million and $2.2 million, respectively. No impairment charges were recorded during the year ended December 31, 2019.

Note 4: Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

	2021	2020
	(in thousands)
Customer deposits	$13,792	$12,225
Sales returns reserve	5,202	4,957
Accrued wages and salaries	8,833	6,561
Payroll and sales taxes	3,796	4,958
Other current liabilities	6,626	5,405
Total other accrued liabilities	$38,249	$34,106

Note 5: Long-term Debt

Long-term debt, net of debt issuance costs, consisted of the following at December 31:

	2021	2020
	(in thousands)
Total debt obligations	$5,000	$-
Less: current portion	-	-
Debt obligations, net of current portion	$5,000	$-

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, entered into a credit agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank, which was amended November 16, 2021 (as amended, the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on the Company’s rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on the Company’s rent adjusted leverage ratio. At December 31, 2021, the LIBOR-based interest rate was 1.60% and the base rate was 3.75%.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. The Company was in compliance with the covenants as of December 31, 2021.

The Company had $5.0 million of borrowings outstanding on the revolving line of credit as of December 31, 2021. The Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. As of both December 31, 2021 and 2020, the standby letters of credit totaled $2.4 million. There was $92.6 million available for borrowing on the revolving line of credit as of December 31, 2021, which may be used to support the Company’s growth and for working capital purposes.

Note 6: Leases

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

Leases (in thousands)	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Right of use asset	$123,101	$132,374
Total leased assets		$123,101	$132,374

Liabilities
Current
Operating	Current portion of lease liability	$28,190	$27,223
Noncurrent
Operating	Long-term lease liability, net	110,261	122,678
Total lease liabilities		$138,451	$149,901

		Year Ended December 31,
Lease cost (in thousands)	Classification	2021	2020
Operating lease cost	SG&A expenses	$34,047	$33,167
Financing lease cost
Amortization of leased assets	SG&A expenses	-	49
Interest on lease liabilities	Interest expense	-	54
Variable lease cost(1)	SG&A expenses	14,325	13,854
Short term lease cost	SG&A expenses	447	709
Net lease cost		$48,819	$47,833

(1) Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

Maturity of Lease Liabilities (in thousands)	Operating Leases
2022	$37,404
2023	34,837
2024	28,295
2025	22,038
2026	16,982
Thereafter	28,023
Total lease payments	167,579
Less: interest	(29,128)
Present value of lease liabilities	$138,451

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Year Ended December 31,
Other Information (in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(37,011)	$(37,242)
Operating cash flows from financing leases	$-	$43
Financing cash flows from financing leases	$-	$(162)
Lease right-of-use assets obtained or modified in exchange for lease obligations	$15,681	$19,278

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted average remaining term (years)
Operating leases	5.4	5.8
Weighted average discount rate
Operating leases	6.64%	6.43%

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2021 and 2020 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	December 31, 2021	December 31, 2020
Assets		(in thousands)
Cash and cash equivalents	Level 1	$9,358	$9,617
Restricted cash	Level 1	655	655

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the years ended December 31, 2021 and 2020, the Company recognized charges in selling, general, and administrative expenses to write-down property, plant, and equipment and right of use assets to their estimated fair values of $0.7 million and $2.2 million, respectively. No impairment charges were recorded during the year ended December 31, 2019. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return, and market rental rates for comparable properties. Projected cash flows are considered Level 3 inputs. Market rental rates for comparable properties are considered Level 2 inputs.

During the twelve months ended December 31, 2021, the Company recorded a $1.1 million adjustment to reflect an increase in the fair value to restore leased property to its original condition at the end of the lease. The change in the estimated value of the Company’s asset retirement obligation resulted in a $1.1 million increase in property, plant and equipment, a $0.1 million increase in other current liabilities, and a $1.0 million increase in other long-term liabilities. The Company measured the fair value of its asset retirement obligation based on the estimated amounts and timing of settlements, an estimated risk adjusted rate of return, and expected inflation rates, which are considered Level 2 inputs.

The carrying value of the Company’s borrowings under its Credit Agreement approximates fair value based upon Level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Note 8: Related Party Transactions

On July 9, 2018, Fumitake Nishi, a former Company employee and the brother-in-law of Robert A. Rucker, the Company’s former Interim Chief Executive Officer and President, former member of the Company’s Board of Directors, and former holder of more than 5% of the Company’s common stock, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”). Mr. Nishi also has an ownership interest in Tilestyling Co. Ltd (“Tile Style”), a vendor from which the Company started acquiring product in 2020. Nanyang and Tile Style supply the Company with natural stone products, including hand-crafted mosaics, listellos and other accessories. The Company paid $9.3 million, $7.6 million, and $5.1 million to Nanyang in connection with purchases made during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there were no amounts payable due to Nanyang. As of December 31, 2020, the accounts payable due to Nanyang was $0.2 million. The Company paid $3.5 million and $0.7 million to Tile Style in connection with purchases made during the year ended December 31, 2021 and 2020, respectively. The Company did not make any purchases from Tile Style during the year ended December 31, 2019. As of December 31, 2021, there were no amounts payable due to Tile Style. As of December 31 2020, the accounts payable balance due to Tile Style was $0.1 million. Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy. Certain of those violations involved his undisclosed ownership of Nanyang at that time.

Management and the Audit Committee have evaluated these relationships and determined that it would be in the Company’s best interests to continue purchasing products from Nanyang and Tile Style. The Company believes Nanyang and Tile Style each provide an important combination of quality, product availability and pricing, and relying solely on other vendors to supply similar product to the Company would not be in the Company’s best interests.

Note 9: Income (loss) per common share

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Basic and diluted net income (loss) per share was calculated as follows:

	2021	2020	2019
	(in thousands, except share and per share data)
Net income (loss)	$14,774	$6,031	$(4,463)
Weighted average shares outstanding - basic	50,393,980	49,957,356	50,624,309
Effect of dilutive securities attributable to stock based awards	691,483	626,386	-
Weighted average shares outstanding - diluted	51,085,463	50,583,742	50,624,309
Basic net income (loss) per share	$0.29	$0.12	$(0.09)
Diluted net income (loss) per share	$0.29	$0.12	$(0.09)
Anti-dilutive securities excluded from earnings per share calculation	884,610	1,482,552	2,251,652

Note 10: Equity Incentive Plans

Equity Plans:

On July 20, 2021, the stockholders of the Company approved the Tile Shop Holdings, Inc. 2021 Omnibus Equity Compensation Plan (the “2021 Plan”). The 2021 Plan replaced the 2012 Omnibus Award Plan (the “Prior Plan”). Awards granted under the Prior Plan that were outstanding on the date of stockholder approval remained outstanding in accordance with their terms. The maximum number of shares that may be delivered with respect to awards under the 2021 Plan is 3,500,000 shares, subject to adjustment in certain circumstances. Shares tendered or withheld to pay the exercise price of a stock option or to cover tax withholding will not be added back to the number of shares available under the 2021 Plan. To the extent that any award under the 2021 Plan, or any award granted under the Prior Plan prior to stockholder approval of the 2021 Plan, is forfeited, canceled, surrendered or otherwise terminated without the issuance of shares or an award is settled only in cash, the shares subject to such awards granted but not delivered will be added to the number of shares available for awards under the 2021 Plan.

Stock Options:

During the years ended December 31, 2021 and 2020, the Company did not grant any stock options to its employees. During the year ended December 31, 2019, the Company granted stock options to its employees that included service condition requirements. The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the option valuation models are outlined in the following table:

2019
Risk-free interest rate	2.50%
Expected life (in years)	6
Expected volatility	56%
Dividend yield	3%

The computation of the expected volatility assumptions used in the option valuation models was based on historical volatilities of the Company. The Company used the “simplified” method to calculate the expected term of options granted due to the lack of adequate historical data. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The expected dividend yield was determined using the historical dividend payout and a trailing twelve month closing stock price on the grant date. To the extent that actual outcomes differ from the Company's assumptions, the Company is not required to true up grant-date fair value-based expense to final intrinsic values. The weighted average fair value of stock options granted was $2.57 during the year ended December 31, 2019.

Stock based compensation related to options for the years ended December 31, 2021, 2020 and 2019 was $0.3 million, $0.4 million, and $0.7 million, respectively, and was included in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2021, the total future compensation cost related to non-vested options not yet recognized in the consolidated statement of operations was $0.1 million and is expected to be recognized over a weighted average period of 1.0 years.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes stock option activity during the years ended December 31, 2021, 2020 and 2019:

	Shares	Weighted Average Exercise Price	Weighted Avg. Grant Date Fair Value	Weighted Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2019	1,388,079	$12.34	$5.80	4.9	$-
Granted	334,134	$6.26	$2.57
Exercised	-	$-	$-
Cancelled/Forfeited	(468,219)	$10.66	$4.81
Balance, December 31, 2019	1,253,994	$11.34	$5.31	4.7	$-
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Forfeited	(243,547)	$12.91	$5.91
Balance, December 31, 2020	1,010,447	$10.96	$5.16	4.6	$-
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Forfeited	(104,502)	$11.03	$4.90
Balance, December 31, 2021	905,945	$10.96	$5.19	3.7	$238
Exercisable at December 31, 2021	803,511	$11.53	$5.52	3.3	$141
Vested and expected to vest, December 31, 2021	905,945	$10.96	$5.19	3.7	$238

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s stock on December 31. No stock options were exercised during fiscal year 2021.

Options outstanding as of December 31, 2021 were as follows:

Range of Exercise Price				Weighted Average
			Options	Exercise Price	Remaining Contractual Life-Years
$5.00	to	$10.00	654,687	$8.29	4.06
$10.01	to	$15.00	76,758	$13.28	3.77
$15.01	to	$20.00	115,500	$17.82	2.86
$20.01	to	$25.00	51,000	$23.17	1.76
$25.01	to	$30.00	8,000	$29.44	1.56

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

The following table summarizes restricted stock activity during the years ended December 31, 2021, 2020 and 2019:

	Shares	Weighted Avg. Grant Date Fair Value
Nonvested, January 1, 2019	762,517	$7.80
Granted	781,697	$4.36
Vested	(170,677)	$7.95
Forfeited	(375,879)	$7.39
Nonvested, December 31, 2019	997,658	$5.23
Granted	1,090,759	$1.12
Vested	(329,326)	$5.34
Forfeited	(116,594)	$5.22
Nonvested, December 31, 2020	1,642,497	$2.48
Granted	421,547	$7.05
Vested	(742,392)	$2.61
Forfeited	(24,018)	$6.99
Nonvested, December 31, 2021	1,297,634	$3.81

The total expense associated with restricted stock for the years ended December 31, 2021, 2020, and 2019 was $2.0 million, $1.8 million, and $1.9 million, respectively.

During 2021, the Company granted 234,483 restricted share awards that are subject to forfeiture on the anniversary of the grant date if the Company fails to attain certain Adjusted EBITDA margin performance targets in 2021, 2022 and 2023. The Company did not achieve the Adjusted EBITDA margin target in 2021 and does not expect to achieve the Adjusted EBITDA margin targets in 2022 and 2023.

As of December 31, 2021, there was $2.1 million of total unrecognized expense related to unvested restricted stock awards, which are expected to vest, and will be expensed over a weighted average period of 1.6 years. The fair value of restricted stock granted in fiscal years 2021 and 2020 was $3.0 million and $1.2 million, respectively. The total fair value of restricted stock that vested in fiscal years 2021 and 2020 was $5.4 million and $0.6 million, respectively. Using the closing stock price of $7.13 on December 31, 2021, the 1,063,151 restricted shares outstanding and expected to vest as of December 31, 2021 had an intrinsic value of $7.6 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes

The components of the provision for income taxes consisted of the following:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Current
Federal	$(5,397)	$3,632	$(324)
State	(1,390)	(190)	(479)
International	(4)	(31)	(144)
Total Current	(6,791)	3,411	(947)
Deferred
Federal	1,698	(1,522)	1,296
State	(131)	(377)	261
International	44	17	64
Total Deferred	1,611	(1,882)	1,621
Total (Provision) Benefit for Income Taxes	$(5,180)	$1,529	$674

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

The following table reflects the effective income tax rate reconciliation for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of the federal tax benefit	6.1	7.6	3.7
Stock based compensation	(1.3)	12.6	(7.3)
Remeasurement of deferred tax assets	-	(0.1)	(1.1)
Tax credits	(0.2)	(0.9)	2.6
Uncollectible state receivables	-	-	(5.6)
Impact of CARES Act	-	(76.1)	-
Other	0.4	1.9	(0.2)
Effective tax rate	26.0%	(34.0)%	13.1%

The Company’s effective tax rate was 26.0%, (34.0)%, and 13.1% during the years ended December 31, 2021, 2020 and 2019, respectively. The increase in the effective tax rate in 2021 when compared to 2020 as well as the decrease in the effective tax rate in 2020 when compared to 2019 was due to the tax benefit recognized during 2020 following the enactment of the CARES Act, which gave the Company the ability to carry back federal net operating losses to years with a federal statutory tax rate of 35%.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Components of net deferred income taxes were as follows at December 31:

	2021	2020
	(in thousands)
Deferred income tax assets:
Section 743 carryforward	$9,509	$11,215
Inventory	1,624	1,324
Stock based compensation	922	1,019
Operating lease liabilities	36,004	38,981
Net operating loss & credit carryforwards	98	362
Other	3,604	3,520
Total deferred income tax assets	$51,761	$56,421

Deferred income tax liabilities
Depreciation	9,168	12,642
Operating lease right-of-use assets	34,104	36,516
Other	1,536	1,922
Total deferred income tax liabilities	44,808	51,080
Net deferred income tax assets	$6,953	$5,341

The Company has recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of its foreign subsidiary as of December 31, 2021. As of December 31, 2021, the total undistributed earnings of the Company's non-U.S. subsidiary was approximately $0.5 million. The Company has provided no deferred taxes on withholding taxes, state taxes, and foreign currency gains and losses due on the repatriation of those earnings.

The Company records interest and penalties through income tax relating to uncertain tax positions. As of December 31, 2021, 2020 and 2019, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

The Company's federal income tax returns for fiscal years 2018 through 2020 tax years are still subject to examination in the U.S. Various state and foreign jurisdiction tax years remain open to examination. The Company believes that any potential assessment would be immaterial to its consolidated financial statements.

Note 12: New Markets Tax Credit

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs constitutes a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank contributed $3.2 million, net of syndication fees, to the Investment Fund. The Company incurred $1.3 million of syndication fees in connection with this transaction. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of December 31, 2021, the balance of the contribution liability for this arrangement was $0.9 million, of which $0.5 million was classified as other accrued liabilities on the consolidated balance sheet and $0.4 million was classified as other long-term liabilities on the consolidated balance sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of December 31, 2021, the remaining balance in the Investment Fund available for reimbursement to the Company was $0.7 million.

Note 13: Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company matched $1.8 million, $1.5 million, and $1.6 million of employee contributions in 2021, 2020, and 2019, respectively, and made no discretionary contributions for any of the years presented.

Note 14: Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2021 and 2020 are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2021
Net sales	$92,084	96,193	92,240	90,183
Gross profit	64,186	66,425	62,949	59,570
Income from operations	6,908	7,614	3,158	2,930
Net income	5,297	5,494	2,175	1,808
Basic earnings per share	0.11	0.11	0.04	0.04
Diluted earnings per share	0.10	0.11	0.04	0.04

2020
Net sales	$94,279	67,730	81,492	81,556
Gross profit	64,955	45,414	55,304	55,852
Income (loss) from operations	2,594	(1,794)	2,901	2,675
Net income (loss)	3,502	(760)	1,914	1,375
Basic earnings (loss) per share	0.07	(0.02)	0.04	0.03
Diluted earnings (loss) per share	0.07	(0.02)	0.04	0.03

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Contribution and Merger Agreement, dated June 27, 2012, by and among JWC Acquisition Corp., The Tile Shop, LLC, members of The Tile Shop, LLC, Nabron International, Inc., Tile Shop Holdings, Inc., and Tile Shop Merger Sub, Inc. – incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by JWC Acquisition Corp. on June 27, 2012.

3.1	Certificate of Incorporation of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
3.2	Certificate of Amendment to the Certificate of Incorporation of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed July 21, 2021.
3.3	Bylaws of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
4.1	Specimen Common Stock Certificate – incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 23, 2012.
4.2	Description of Tile Shop Holdings, Inc.’s Registered Securities – filed herewith.
10.1*	Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
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

10.4*	Tile Shop Holdings, Inc. Form of Incentive Stock Option Agreement (2012 Plan) – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.5*	Tile Shop Holdings, Inc. Form of Nonstatutory Stock Option Agreement (2012 Plan) – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.6*	Tile Shop Holdings, Inc. Form of Stock Restriction Agreement (2012 Plan) – incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
10.7

Stipulation of Settlement, among Tile Shop Holdings, Inc., Beaver County Employees’ Retirement Fund and the other parties thereto, dated January 13, 2017 – incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment to Current Report on Form 8-K filed January 20, 2017.

10.8*

Tile Shop Holdings, Inc. Form of Stock Restriction Agreement (2012 Plan) – incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.9*

Employment Agreement, dated February 19, 2018, between Tile Shop Holdings, Inc. and Cabell Lolmaugh – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2018.

10.10***

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

10.11

Amendment No. 1, dated as of November 16, 2021, to Credit Agreement, dated as of September 18, 2018, by and among Tile Shop Holdings, Inc., as guarantor, The Tile Shop, LLC and Tile Shop Lending, Inc., as borrowers, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C issuer – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 17, 2021.

10.12

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

10.15*

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

10.17*

Letter Agreement, dated as of April 24, 2020, by and between Tile Shop Holdings, Inc. and Cabell H. Lolmaugh – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2020.

10.18*

Letter Agreement, dated as of April 24, 2020, by and between Tile Shop Holdings, Inc. and Nancy DiMattia – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 27, 2020.

10.19*

Letter Agreement, dated as of April 24, 2020, by and between Tile Shop Holdings, Inc. and Mark B. Davis – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 27, 2020.

10.20*

Employment Agreement, dated October 16, 2020, by and between Tile Shop Holdings, Inc. and Joe Kinder – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.21*

Tile Shop Holdings, Inc. Form of Performance-Based Stock Restriction Agreement – incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.22*	Tile Shop Holdings, Inc. 2021 Omnibus Equity Compensation Plan – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 21, 2021.
10.23*	Form of Nonqualified Stock Option Agreement (2021 Plan) – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 21, 2021.
10.24*	Form of Incentive Stock Option Agreement (2021 Plan) – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 21, 2021.
10.25*	Form of Stock Restriction Agreement (2021 Plan) – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 21, 2021.
10.26*	Form of Performance-Based Stock Restriction Agreement (2021 Plan) – incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 21, 2021.
10.27*

Employment Agreement, effective as of January 3, 2022, by and between Tile Shop Holdings, Inc. and Karla Lunan – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 23, 2021.

10.28*

Waiver of Claims and General Release, dated December 22, 2021, by and between Tile Shop Holdings, Inc. and Nancy DiMattia – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 23, 2021.

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

101

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

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

*** Schedules and exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5). The Company will provide a copy of any omitted schedule or exhibit to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

88

TILE SHOP HOLDINGS, INC.

Date: March 3, 2022	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes CABELL H. LOLMAUGH, KARLA LUNAN and MARK B. DAVIS, or any of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CABELL H. LOLMAUGH	Chief Executive Officer, Director	March 3, 2022
Cabell H. Lolmaugh	(Principal Executive Officer)

/s/ KARLA LUNAN	Senior Vice President and Chief Financial Officer	March 3, 2022
Karla Lunan	(Principal Financial Officer)

/s/ MARK B. DAVIS	Vice President, Investor Relations, and Chief	March 3, 2022
Mark B. Davis	Accounting Officer (Principal Accounting Officer)

/s/ PETER H. KAMIN	Director and Chairman of the Board of Directors	March 3, 2022
Peter H. Kamin

/s/ MARK J. BONNEY	Director	March 3, 2022
Mark J. Bonney

/s/ DEBORAH K. GLASSER	Director	March 3, 2022
Deborah K. Glasser

/s/ PETER J. JACULLO, III	Director	March 3, 2022
Peter J. Jacullo, III

/s/ LINDA SOLHEID	Director	March 3, 2022
Linda Solheid