Form 10-Q
period 2022-03-31
TILE SHOP HOLDINGS, INC.
filed 2022-05-06
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, there were 52,101,412 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$13,455	$9,358
Restricted cash	655	655
Receivables, net	3,512	3,202
Inventories	104,701	97,175
Income tax receivable	6,238	6,923
Other current assets, net	8,786	9,769
Total Current Assets	137,347	127,082
Property, plant and equipment, net	79,188	82,285
Right of use asset	117,337	123,101
Deferred tax assets	6,906	6,953
Other assets	2,025	1,337
Total Assets	$342,803	$340,758

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,561	$30,884
Income tax payable	616	390
Current portion of lease liability	28,678	28,190
Other accrued liabilities	46,531	38,249
Total Current Liabilities	104,386	97,713
Long-term debt	5,000	5,000
Long-term lease liability, net	103,331	110,261
Other long-term liabilities	4,461	5,560
Total Liabilities	217,178	218,534

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 52,112,567 and 51,963,377 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	126,805	126,920
Accumulated deficit	(1,200)	(4,713)
Accumulated other comprehensive loss	15	12
Total Stockholders' Equity	125,625	122,224
Total Liabilities and Stockholders' Equity	$342,803	$340,758

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$102,471	$92,084
Cost of sales	35,626	27,898
Gross profit	66,845	64,186
Selling, general and administrative expenses	62,109	57,278
Income from operations	4,736	6,908
Interest expense	(266)	(168)
Income before income taxes	4,470	6,740
Provision for income taxes	(957)	(1,443)
Net income	$3,513	$5,297

Income per common share:
Basic	$0.07	$0.11
Diluted	$0.07	$0.10

Weighted average shares outstanding:
Basic	50,713,809	50,105,825
Diluted	51,162,891	51,056,798

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$3,513	$5,297
Currency translation adjustment	3	8
Other comprehensive income	3	8
Comprehensive income	$3,516	$5,305

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2020	51,701,080	$5	$158,556	$(19,487)	$(12)	$139,062
Issuance of restricted shares	322,024	-	-	-	-	-
Cancellation of restricted shares	(90,400)	-	-	-	-	-
Stock based compensation	-	-	592	-	-	592
Tax withholdings related to net share settlements of stock based compensation awards	-	-	(603)	-	-	(603)
Foreign currency translation adjustments	-	-	-	-	8	8
Net income	-	-	-	5,297	-	5,297
Balance at March 31, 2021	51,932,704	$5	$158,545	$(14,190)	$(4)	$144,356

Balance at December 31, 2021	51,963,377	$5	$126,920	$(4,713)	$12	$122,224
Issuance of restricted shares	419,967	-	-	-	-	-
Cancellation of restricted shares	(177,828)	-	-	-	-	-
Stock based compensation	-	-	492	-	-	492
Tax withholdings related to net share settlements of stock based compensation awards	(92,949)	-	(607)	-	-	(607)
Foreign currency translation adjustments	-	-	-	-	3	3
Net income	-	-	-	3,513	-	3,513
Balance at March 31, 2022	52,112,567	$5	$126,805	$(1,200)	$15	$125,625

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities
Net income	$3,513	$5,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,439	7,194
Amortization of debt issuance costs	79	76
Non-cash lease expense	6,437	6,155
Stock based compensation	492	592
Deferred income taxes	47	(113)
Changes in operating assets and liabilities:
Receivables	(310)	(40)
Inventories	(7,526)	3,324
Other current assets, net	217	1,064
Accounts payable	(2,845)	1,580
Income tax receivable / payable	910	1,558
Accrued expenses and other liabilities	181	3,427
Net cash provided by operating activities	7,634	30,114
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(2,933)	(3,202)
Net cash used in investing activities	(2,933)	(3,202)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	(10,000)	-
Advances on line of credit	10,000	-
Employee taxes paid for shares withheld	(607)	(603)
Net cash used in financing activities	(607)	(603)
Effect of exchange rate changes on cash	3	7
Net change in cash, cash equivalents and restricted cash	4,097	26,316
Cash, cash equivalents and restricted cash beginning of period	10,013	10,272
Cash, cash equivalents and restricted cash end of period	$14,110	$36,588

Cash and cash equivalents	$13,455	$35,933
Restricted cash	655	655
Cash, cash equivalents and restricted cash end of period	$14,110	$36,588

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$566	$161
Cash paid for interest	339	238

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of March 31, 2022, the Company had 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company also has a sourcing office located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K.

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

The following table presents revenues disaggregated by product category:

	For the three months ended
	March 31,
	2022	2021
Man-made tiles	49%	46%
Natural stone tiles	25	29
Setting and maintenance materials	16	15
Accessories	8	8
Delivery service	2	2
Total	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $19.2 million and $13.8 million as of March 31, 2022 and December 31, 2021, respectively. Revenues recognized during the three months ended March 31, 2022 that were included in the customer deposit balance as of the beginning of the period were $11.5 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $3.5 million and $3.2 million at March 31, 2022 and December 31, 2021, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 were as follows:

	(in thousands)
	March 31,	December 31,
	2022	2021
Other accrued liabilities	$6,490	$5,202
Other current assets	2,209	1,658
Sales returns reserve, net	$4,281	$3,544

Note 3: Inventories

Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of March 31, 2022 and December 31, 2021:

	(in thousands)
	March 31,	December 31,
	2022	2021
Finished goods	$103,393	$95,869
Raw materials	1,308	1,306
Total	$104,701	$97,175

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.9 million and $0.5 million as of March 31, 2022 and December 31, 2021, respectively.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 4: Income Taxes

The Company's effective tax rate on net income before taxes was 21.4% for both the three months ended March 31, 2022 and 2021. The Company’s effective tax rate included a $0.3 million tax benefit associated with restricted stock award vestings during both the three months ended March 31, 2022 and March 31, 2021.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of both March 31, 2022 and 2021, the Company had not recognized any liabilities for uncertain tax positions, nor had interest and penalties related to uncertain tax positions been accrued.

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

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands, except per share data)
	For the three months ended
	March 31,
	2022	2021
Net income	$3,513	$5,297
Weighted average shares outstanding - basic	50,713,809	50,105,825
Effect of dilutive securities attributable to stock based awards	449,082	950,973
Weighted average shares outstanding - diluted	51,162,891	51,056,798
Income per common share:
Basic	$0.07	$0.11
Diluted	$0.07	$0.10
Anti-dilutive securities excluded from earnings per share calculation	970,727	1,192,885

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	March 31,	December 31,
	2022	2021
Customer deposits	$19,192	$13,792
Sales returns reserve	6,490	5,202
Accrued wages and salaries	8,099	8,833
Payroll and sales taxes	5,484	3,796
Other current liabilities	7,266	6,626
Total other accrued liabilities	$46,531	$38,249

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 7: Long-term Debt

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank, which was amended November 16, 2021 (as amended, the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on the Company’s rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on the Company’s rent adjusted leverage ratio. At March 31, 2022, the base interest rate was 4.25% and the LIBOR-based interest rate was 2.20%. The Company had $5.0 million of borrowings outstanding on its revolving line of credit as of March 31, 2022. In addition, the Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. Standby letters of credit totaled $2.4 million as of both March 31, 2022 and December 31, 2021. There was $92.6 million available for borrowing on the revolving line of credit as of March 31, 2022, which may be used to support the Company’s growth and for working capital purposes.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. The Company was in compliance with the covenants as of March 31, 2022.

Note 8: Leases

The Company leases its retail stores, certain distribution space, and office space. Leases generally have an initial term of ten to fifteen years, and contain renewal options. Assets acquired under operating leases are included in the Company’s right of use assets in the accompanying Consolidated Balance Sheet. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants. Leasehold improvements are amortized using the straight-line method over the shorter of the original lease term, the renewal term if the lease renewal is reasonably certain or the useful life of the improvement.

Leases (in thousands)	Classification	March 31, 2022	December 31, 2021
Assets
Operating lease assets	Right of use asset	$117,337	$123,101
Total leased assets		$117,337	$123,101

Liabilities
Current
Operating	Current portion of lease liability	$28,678	$28,190
Noncurrent
Operating	Long-term lease liability, net	103,331	110,261
Total lease liabilities		$132,009	$138,451

		Three Months Ended
Lease cost (in thousands)	Classification	March 31, 2022	March 31, 2021
Operating lease cost	SG&A expenses	$8,671	$8,478
Variable lease cost(1)	SG&A expenses	3,403	3,708
Short term lease cost	SG&A expenses	132	124
Net lease cost		$12,206	$12,310

(1) Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Three Months Ended
Other Information (in thousands)	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,350	$8,482
Lease right-of-use assets obtained or modified in exchange for lease obligations	$673	$-

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2022 and December 31, 2021 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	March 31, 2022	December 31, 2021
Assets		(in thousands)
Cash and cash equivalents	Level 1	$13,455	$9,358
Restricted cash	Level 1	655	655

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. The Company did not record any impairment losses during the three months ended March 31, 2022 and 2021.

Note 10: Equity Incentive Plans

On July 20, 2021, the Company’s stockholders approved the 2021 Omnibus Equity Compensation Plan (the “2021 Plan”). The 2021 Plan replaced the 2012 Omnibus Award Plan (the “Prior Plan”). Awards granted under the Prior Plan that were outstanding on the date of stockholder approval remained outstanding in accordance with their terms. The maximum number of shares that may be delivered with respect to awards under the 2021 Plan is 3,500,000 shares, subject to adjustment in certain circumstances. Shares tendered or withheld to pay the exercise price of a stock option or to cover tax withholding will not be added back to the number of shares

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

available under the 2021 Plan. To the extent that any award under the 2021 Plan, or any award granted under the Prior Plan prior to stockholder approval of the 2021 Plan, is forfeited, canceled, surrendered or otherwise terminated without the issuance of shares or an award is settled only in cash, the shares subject to such awards granted but not delivered will be added to the number of shares available for awards under the 2021 Plan.

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three months ended March 31, 2022 and 2021 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was less than $0.1 million for both the three months ended March 31, 2022 and 2021, respectively. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of March 31, 2022, the Company had outstanding stock options to purchase 886,445 shares of common stock at a weighted average exercise price of $11.01 per share.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.5 million for both the three months ended March 31, 2022 and 2021. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of March 31, 2022, the Company had 1,253,344 outstanding restricted common shares.

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

(unaudited)

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs constitutes a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank contributed $3.2 million, net of syndication fees, to the Investment Fund. The Company incurred $1.3 million of syndication fees in connection with this transaction. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of March 31, 2022, the balance of the contribution liability for this arrangement was $0.8 million, of which $0.5 million was classified as other accrued liabilities on the Consolidated Balance Sheet and $0.3 million was classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of March 31, 2022, the remaining balance in the Investment Fund available for reimbursement to the Company was $0.7 million.

Note 12: Related Party Transactions

On July 9, 2018, Fumitake Nishi, a former Company employee and the brother-in-law of Robert A. Rucker, the Company’s former Interim Chief Executive Officer and President, former member of the Company’s Board of Directors, and former holder of more than 5% of the Company’s common stock as of March 31, 2022, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”). Mr. Nishi also has an ownership interest in Tilestyling Co. Ltd (“Tile Style”), a vendor from which the Company started acquiring product in 2020. Nanyang and Tile Style supply the Company with natural stone products, including hand-crafted mosaics, listellos and other accessories. During the three months ended March 31, 2022 and 2021, the Company purchased $3.3 million and $1.9 million of products from Nanyang, respectively. As of March 31, 2022 and 2021, the accounts payable due to Nanyang was $0.1 million and $0.2 million, respectively. During the three months ended March 31, 2022 and 2021, the Company purchased $1.2 million and $0.5 million of products from Tile Style, respectively. As of March 31, 2022, there were no amounts payable due to Tile Style. As of March 31, 2021, the accounts payable due to Tile Style was $0.1 million. Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy. Certain of those violations involved his undisclosed ownership of Nanyang at that time.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Tile Shop Holdings, Inc.’s (“Holdings,” and together with its wholly owned subsidiaries, the “Company,” “we,” “us,” or “our”) financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations and assumptions that are subject to risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including its effect on general economic conditions and credit markets, the supply chain and product availability, labor, and on customer traffic to our stores, as well as the potential duration of the COVID-19 pandemic and adequacy of measures we have taken to attempt to mitigate the impact of the COVID-19 pandemic on our business; our ability to successfully implement our strategic plan and the anticipated benefits of our strategic plan; our ability to successfully anticipate consumer trends; any statements with respect to dividends and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining refinancing due to market conditions resulting from the COVID-19 pandemic; supply costs and expectations, including the continued availability of sufficient products from our suppliers, risks related to relying on foreign suppliers, and the potential impact of the COVID-19 pandemic and the Russia-Ukraine conflict on, among other things, product availability and pricing and timing and cost of deliveries; our expectations with respect to ongoing compliance with the terms of the Credit Agreement (as defined below), including the potential impact of the phase out of LIBOR; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental or climate change-related requirements; the impact of corporate citizenship and environmental, social and governance matters; our expectations regarding the effects of employee recruiting, training, mentoring, and retention on our ability to recruit and retain employees; tax-related risks; the potential impact of cybersecurity breaches or disruptions to our management information systems; our ability to successfully implement our information technology initiatives; our ability to effectively manage our online sales; costs and adequacy of insurance; the potential impact of natural disasters, which may worsen or increase due to the effects of climate change, and other catastrophic events; risks inherent in operating as a holding company; fluctuations in material and energy costs; the potential outcome of any legal proceedings; risks related to ownership of our common stock; and those factors set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of March 31, 2022, we operated 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

Our business continues to be impacted by a number of macro-economic factors, including the trailing impact of the COVID-19 pandemic. Global supply chains and product availability remain highly challenged and recent global events in Eastern Europe have only exacerbated an already difficult operating environment. These factors, combined with higher fuel costs and a highly competitive labor market, have created an inflationary environment and cost pressures.

In regard to consumer demand, since the onset of the COVID-19 pandemic, our business has experienced an increase in demand and sales. It remains unclear, however, if these demand trends will remain intact or if they will revert back to more historical levels over time, particularly as inflation begins to impact discretionary spending.

March 2022 Quarter Financial Overview

For the three months ended March 31, 2022 and 2021, we reported net sales of $102.5 million and $92.1 million, respectively. Sales increased at comparable stores by 10.7% during the first quarter of 2022 compared to the first quarter of 2021, primarily due to an increase in average ticket driven by higher prices.

The table below sets forth information about our comparable store sales growth (decline) for the three months ended March 31, 2022 and 2021.

	For the three months ended
	March 31,
	2022	2021
Comparable store sales growth (decline)	10.7%	(2.3)%

We continued to experience challenges in our supply chain during the first quarter of 2022. Specifically, we are seeing an increase in the cost of the products we source from around the world due to vendor price increases in response to inflationary cost pressure and an increase in shipping rates. These factors are currently most pronounced in Europe due to an increase in oil and natural gas prices following the onset of the conflict between Russia and Ukraine. This cost pressure is impacting our gross margin rate, which fell to 65.2% during the first quarter ended March 31, 2022. In response to the cost pressure, we have and plan to continue to adjust our prices. We continue to monitor the impact of inflation on the costs of materials, labor, and other costs required to manage our business in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

Selling, general and administrative expenses increased by $4.8 million from $57.3 million to $62.1 million during the three months ended March 31, 2021 and 2022, respectively. We have taken steps over the last year to add headcount to expand our store hours and enhance the support structure in place for our stores, which resulted in a $3.9 million increase in payroll and benefits expenses. Additionally, marketing expenses increased by $0.7 million and distribution costs increased by $0.5 million which were partially offset by a $0.8 million decrease in depreciation expense.

Net cash provided by operating activities was $7.6 million and $30.1 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in cash provided by operating activities was primarily due to a decrease in earnings combined with an increase in inventory purchases in 2022.

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

Comparable store sales growth is the percentage change in sales of comparable stores period-over-period. A store is considered comparable on the first day of the 13th full month of operation. When a store is relocated, it is excluded from the comparable store sales growth calculation. Comparable store sales growth amounts include total charges to customers less any actual returns. We include the change in allowance for anticipated sales returns applicable to comparable stores in the comparable store sales calculation. Comparable store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses. Company management believes the comparable store sales growth (decline) metric provides useful information to both management and investors to evaluate the Company’s performance, the effectiveness of its strategy and its competitive position.

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

Results of Operations

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

	(in thousands)
	2022	% of sales(1)	2021	% of sales(1)
Net sales	$102,471	100.0%	$92,084	100.0%
Cost of sales	35,626	34.8%	27,898	30.3%
Gross profit	66,845	65.2%	64,186	69.7%
Selling, general and administrative expenses	62,109	60.6%	57,278	62.2%
Income from operations	4,736	4.6%	6,908	7.5%
Interest expense	(266)	(0.3)%	(168)	(0.2)%
Income before income taxes	4,470	4.4%	6,740	7.3%
Provision for income taxes	(957)	(0.9)%	(1,443)	(1.6)%
Net income	$3,513	3.4%	$5,297	5.8%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the first quarter of 2022 increased $10.4 million, or 11.3%, compared with the first quarter of 2021. Sales increased at comparable stores by 10.7% during the first quarter of 2022 compared to the first quarter of 2021, primarily due to an increase in average ticket driven by higher prices.

Gross Profit Gross profit for the first quarter of 2022 increased $2.7 million, or 4.1%, compared with the first quarter of 2021, primarily due to the increase in sales. The gross margin rate was 65.2% and 69.7% during the first quarter of 2022 and 2021, respectively. The decrease in the gross margin rate was primarily due to an increase in the cost of our products driven by vendor cost increases and higher international freight rates, which were partially offset by an increase in selling prices.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the first quarter of 2022 increased $4.8 million, or 8.4%, compared with the first quarter of 2021. The increase in selling, general and administrative expenses was primarily due to a $3.9 million increase in payroll and benefits expenses associated with headcount additions made over the last year. Additionally, marketing expenses increased by $0.7 million and distribution costs increased by $0.5, million which were partially offset by a $0.8 million decrease in depreciation expense.

Interest Expense Interest expense was $0.3 million and $0.2 million for the first quarter of 2022 and 2021, respectively. The increase was due to an increase in outstanding debt during the first quarter of 2022 as compared to the first quarter of 2021.

Provision for Income Taxes The provision for income taxes for the first quarter of 2022 decreased $0.5 million compared with the first quarter of 2021. The decrease in the provision for income tax was largely due to the decrease in income before taxes. Our effective tax rate was 21.4% for both the three months ended March 31, 2022 and 2021.

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

The reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2022 and 2021 is as follows:

	(in thousands)
	Three Months Ended
	March 31,
	2022	% of sales	2021	% of sales
Net income	$3,513	3.4%	$5,297	5.8%
Interest expense	266	0.3%	168	0.2%
Provision for income taxes	957	0.9%	1,443	1.6%
Depreciation and amortization	6,439	6.3%	7,194	7.8%
Stock based compensation	492	0.5%	592	0.6%
Adjusted EBITDA	$11,667	11.4%	$14,694	16.0%

The calculation of pretax return on capital employed is as follows:

	(in thousands)
	March 31,
	2022(1)	2021(1)
Income from Operations (trailing twelve months)	$18,438	$10,691

Total Assets	350,217	358,686
Less: Accounts payable	(23,724)	(15,255)
Less: Income tax payable	(409)	(141)
Less: Other accrued liabilities	(42,174)	(42,341)
Less: Lease liability	(138,478)	(150,892)
Less: Other long-term liabilities	(5,086)	(3,965)
Capital Employed	$140,346	$146,092

Pretax Return on Capital Employed	13.1%	7.3%

(1) Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $13.5 million of cash and cash equivalents at March 31, 2022, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity for purchasing additional merchandise inventory, maintaining our existing stores, and general corporate purposes.

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank, which was amended November 16, 2021 (as amended, the “Credit Agreement”). The Credit Agreement provides us with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on our rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. At March 31, 2022, the base interest rate was 4.25% and the LIBOR-based interest rate was 2.20%. We had $5.0 million outstanding on our revolving line of credit as of March 31, 2022. In addition, we have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. Standby letters of credit totaled $2.4 million as of both March 31, 2022 and December 31, 2021. There was $92.6 million available for borrowing on the revolving line of credit as of March 31, 2022, which may be used to support our growth and for working capital purposes.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. We were in compliance with the covenants as of March 31, 2022.

We believe that our cash flow from operations, together with our existing cash and cash equivalents and borrowings available under our Credit Agreement, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months and our long-term liquidity requirements.

Capital Expenditures

Capital expenditures were $2.9 million and $3.2 million for the three months ended March 31, 2022 and 2021, respectively. Capital expenditures in 2022 were primarily due to investments in store remodels, merchandising and information technology assets.

Cash flows

The following table summarizes our cash flow data for the three months ended March 31, 2022 and 2021.

	(in thousands)
	Three Months Ended
	March 31,
	2022	2021
Net cash provided by operating activities	$7,634	$30,114
Net cash used in investing activities	(2,933)	(3,202)
Net cash used in financing activities	(607)	(603)

Operating activities

Net cash provided by operating activities during the three months ended March 31, 2022 was $7.6 million compared with $30.1 million during the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in net income and an increase in inventory purchases in 2022.

Investing activities

Net cash used in investing activities totaled $2.9 million for the three months ended March 31, 2022 compared with $3.2 million for the three months ended March 31, 2021. Cash used in investing activities during the three months ended March 31, 2022 was primarily due to investments in store remodels, merchandising and information technology assets.

Financing activities

Net cash used in financing activities was $0.6 million for both the three months ended March 31, 2022 and 2021 and was primarily due to tax payments made in exchange for shares withheld from restricted share vestings.

Cash and cash equivalents totaled $13.5 million at March 31, 2022 compared with $9.4 million at December 31, 2021. Working capital was $33.0 million at March 31, 2022 compared with $29.4 million at December 31, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	3,195	(1)	$0.00	-	-
February 1, 2022 - February 28, 2022	34,926	(2)	5.82	-	-
March 1, 2022 - March 31, 2022	232,656	(3)	1.74	-	-
	270,777		$2.24	-	-

(1)We cancelled 3,195 shares that were forfeited when the vesting conditions were not met, in accordance with the terms of the 2012 Omnibus Award Plan and related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(2)We withheld a total of 31,731 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan. Additionally, we cancelled 3,195 shares that were forfeited when the vesting conditions were not met, in accordance with the terms of the 2012 Omnibus Award Plan and related award agreements. We did not pay cash to repurchase any of the foregoing shares, nor were these repurchases part of a publicly announced plan or program.

(3)We withheld a total of 61,218 shares and 0 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants and 159,879 shares and 11,559 shares were forfeited when the vesting conditions were not met, in accordance with the terms of the 2012 Omnibus Award Plan and 2021 Omnibus Equity Compensation Plan, respectively, and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The following table sets forth, as of May 2, 2022, information regarding beneficial ownership of our common stock by each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

We have based our calculation of the percentage of beneficial ownership on 52,101,412 shares of our common stock outstanding on May 2, 2022.

Unless otherwise noted below, the address for each of the shareholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Peter J. Jacullo III, Director(1)	8,370,879	16.1%
Peter H. Kamin, Chairman of the Board(2)	6,872,802	13.2%
Cannell Capital LLC(3)	3,147,164	6.0%
Savitr Capital LLC(4)	2,770,535	5.3%

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

10.1*

Employment Agreement, effective as of January 3, 2022, by and between Tile Shop Holdings, Inc. and Karla Lunan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 23, 2021).

10.2*

Waiver of Claims and General Release, dated December 22, 2021, by and between Tile Shop Holdings, Inc. and Nancy DiMattia (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 23, 2021).

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
101**

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management compensatory plan or arrangement.

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: May 6, 2022	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: May 6, 2022	By:	/s/ KARLA LUNAN
Karla Lunan
Chief Financial Officer