Form 10-Q
period 2022-06-30
TILE SHOP HOLDINGS, INC.
filed 2022-08-04
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 52,257,157 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$10,506	$9,358
Restricted cash	655	655
Receivables, net	4,184	3,202
Inventories	110,039	97,175
Income tax receivable	8,548	6,923
Other current assets, net	8,090	9,769
Total Current Assets	142,022	127,082
Property, plant and equipment, net	76,621	82,285
Right of use asset	116,961	123,101
Deferred tax assets	6,435	6,953
Other assets	3,232	1,337
Total Assets	$345,271	$340,758

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,132	$30,884
Income tax payable	282	390
Current portion of lease liability	28,126	28,190
Other accrued liabilities	41,236	38,249
Total Current Liabilities	99,776	97,713
Long-term debt	5,000	5,000
Long-term lease liability, net	102,656	110,261
Other long-term liabilities	4,851	5,560
Total Liabilities	212,283	218,534

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 52,270,922 and 51,963,377 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	127,298	126,920
Retained earnings (accumulated deficit)	5,714	(4,713)
Accumulated other comprehensive (loss) income	(29)	12
Total Stockholders' Equity	132,988	122,224
Total Liabilities and Stockholders' Equity	$345,271	$340,758

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$107,604	$96,193	$210,075	$188,277
Cost of sales	36,586	29,768	72,212	57,666
Gross profit	71,018	66,425	137,863	130,611
Selling, general and administrative expenses	61,240	58,811	123,349	116,089
Income from operations	9,778	7,614	14,514	14,522
Interest expense	(201)	(145)	(467)	(313)
Income before income taxes	9,577	7,469	14,047	14,209
Provision for income taxes	(2,663)	(1,975)	(3,620)	(3,418)
Net income	$6,914	$5,494	$10,427	$10,791

Income per common share:
Basic	$0.14	$0.11	$0.21	$0.22
Diluted	$0.13	$0.11	$0.20	$0.21

Weighted average shares outstanding:
Basic	50,890,063	50,259,945	50,802,423	50,183,310
Diluted	51,253,543	51,333,949	51,214,607	51,183,259

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$6,914	$5,494	$10,427	$10,791
Currency translation adjustment	(43)	4	(41)	12
Other comprehensive (loss) income	(43)	4	(41)	12
Comprehensive income	$6,871	$5,498	$10,386	$10,803

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at March 31, 2021	51,932,704	$5	$158,545	$(14,190)	$(4)	$144,356
Cancellation of restricted shares	(5,345)	-	-	-	-	-
Stock based compensation	-	-	706	-	-	706
Tax withholdings related to net share settlements of stock based compensation awards	(14,670)	-	(102)	-	-	(102)
Foreign currency translation adjustments	-	-	-	-	4	4
Net income	-	-	-	5,494	-	5,494
Balance at June 30, 2021	51,912,689	$5	$159,149	$(8,696)	$-	$150,458

Balance at March 31, 2022	52,112,567	$5	$126,805	$(1,200)	$14	$125,624
Issuance of restricted shares	172,429	-	-	-	-	-
Cancellation of restricted shares	(2,918)	-	-	-	-	-
Stock based compensation	-	-	562	-	-	562
Tax withholdings related to net share settlements of stock based compensation awards	(11,156)	-	(69)	-	-	(69)
Foreign currency translation adjustments	-	-	-	-	(43)	(43)
Net income	-	-	-	6,914	-	6,914
Balance at June 30, 2022	52,270,922	$5	$127,298	$5,714	$(29)	$132,988

See accompanying Notes to Consolidated Financial Statements

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2020	51,701,080	$5	$158,556	$(19,487)	$(12)	$139,062
Issuance of restricted shares	322,024	-	-	-	-	-
Cancellation of restricted shares	(7,055)	-	-	-	-	-
Stock based compensation	-	-	1,299	-	-	1,299
Tax withholdings related to net share settlements of stock based compensation awards	(103,360)	-	(706)	-	-	(706)
Foreign currency translation adjustments	-	-	-	-	12	12
Net income	-	-	-	10,791	-	10,791
Balance at June 30, 2021	51,912,689	$5	$159,149	$(8,696)	$-	$150,458

Balance at December 31, 2021	51,963,377	$5	$126,920	$(4,713)	$12	$122,224
Issuance of restricted shares	592,396	-	-	-	-	-
Cancellation of restricted shares	(180,746)	-	-	-	-	-
Stock based compensation	-	-	1,054	-	-	1,054
Tax withholdings related to net share settlements of stock based compensation awards	(104,105)	-	(676)	-	-	(676)
Foreign currency translation adjustments	-	-	-	-	(41)	(41)
Net income	-	-	-	10,427	-	10,427
Balance at June 30, 2022	52,270,922	$5	$127,298	$5,714	$(29)	$132,988

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$10,427	$10,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,854	14,259
Amortization of debt issuance costs	157	151
Loss on disposals of property, plant and equipment	-	14
Non-cash lease expense	13,016	12,393
Stock based compensation	1,054	1,299
Deferred income taxes	518	(174)
Changes in operating assets and liabilities:
Receivables	(982)	(297)
Inventories	(12,864)	5,363
Other current assets, net	(378)	1,870
Accounts payable	(806)	1,010
Income tax receivable / payable	(1,733)	(760)
Accrued expenses and other liabilities	(12,040)	(3,934)
Net cash provided by operating activities	9,223	41,985
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(7,361)	(6,157)
Net cash used in investing activities	(7,361)	(6,157)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	(10,000)	-
Advances on line of credit	10,000	-
Employee taxes paid for shares withheld	(676)	(706)
Net cash used in financing activities	(676)	(706)
Effect of exchange rate changes on cash	(38)	11
Net change in cash, cash equivalents and restricted cash	1,148	35,133
Cash, cash equivalents and restricted cash beginning of period	10,013	10,272
Cash, cash equivalents and restricted cash end of period	$11,161	$45,405

Cash and cash equivalents	$10,506	$44,750
Restricted cash	655	655
Cash, cash equivalents and restricted cash end of period	$11,161	$45,405

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$90	$391
Cash paid for interest	538	361
Cash paid for income taxes, net	4,836	4,352

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of June 30, 2022, the Company had 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company also has a sourcing office located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

The following table presents revenues disaggregated by product category:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Man-made tiles	50%	48%	50%	47%
Natural stone tiles	26	28	25	29
Setting and maintenance materials	15	14	16	14
Accessories	7	7	7	8
Delivery service	2	3	2	2
Total	100%	100%	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $15.1 million and $13.8 million as of June 30, 2022 and December 31, 2021, respectively. Revenues recognized during the six months ended June 30, 2022 that were included in the customer deposit balance as of the beginning of the period were $13.2 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $4.2 million and $3.2 million at June 30, 2022 and December 31, 2021, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 were as follows:

	(in thousands)
	June 30,	December 31,
	2022	2021
Other accrued liabilities	$6,353	$5,202
Other current assets	2,100	1,658
Sales returns reserve, net	$4,253	$3,544

Note 3: Inventories

Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of June 30, 2022 and December 31, 2021:

	(in thousands)
	June 30,	December 31,
	2022	2021
Finished goods	$108,536	$95,869
Raw materials	1,503	1,306
Total	$110,039	$97,175

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.6 million and $0.5 million as of June 30, 2022 and December 31, 2021, respectively.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 4: Income Taxes

The Company's effective tax rate on net income before taxes for the three months ended June 30, 2022 and 2021 was 27.8% and 26.4%, respectively. The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was 25.8% and 24.1%, respectively. For the three months ended June 30, 2022 and 2021, the Company recorded a provision for income taxes of $2.7 million and $2.0 million, respectively. The increase in the provision for income taxes was due to higher pretax earnings in the quarter. For the six months ended June 30, 2022 and 2021, the Company recorded a provision for income taxes of $3.6 million and $3.4 million, respectively. The increase in the provision for income taxes was due to a decrease in the tax benefits recognized with respect to restricted stock vestings.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of both June 30, 2022 and 2021, the Company had not recognized any liabilities for uncertain tax positions, nor had interest and penalties related to uncertain tax positions been accrued.

Note 5: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period.

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands, except per share data)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$6,914	$5,494	$10,427	$10,791
Weighted average shares outstanding - basic	50,890,063	50,259,945	50,802,423	50,183,310
Effect of dilutive securities attributable to stock based awards	363,480	1,074,004	412,184	999,949
Weighted average shares outstanding - diluted	51,253,543	51,333,949	51,214,607	51,183,259
Income per common share:
Basic	$0.14	$0.11	$0.21	$0.22
Diluted	$0.13	$0.11	$0.20	$0.21
Anti-dilutive securities excluded from earnings per share calculation	1,525,521	945,695	1,078,597	976,607

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	June 30,	December 31,
	2022	2021
Customer deposits	$15,084	$13,792
Sales returns reserve	6,353	5,202
Accrued wages and salaries	7,417	8,833
Payroll and sales taxes	4,256	3,796
Other current liabilities	8,126	6,626
Total other accrued liabilities	$41,236	$38,249

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 7: Long-term Debt

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank, which was amended November 16, 2021 (as amended, the “Credit Agreement”). The Credit Agreement provides the Company with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on the Company’s rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on the Company’s rent adjusted leverage ratio. At June 30, 2022, the base interest rate was 5.50% and the LIBOR-based interest rate was 3.54%. The Company had $5.0 million of borrowings outstanding on its revolving line of credit as of June 30, 2022. In addition, the Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. Standby letters of credit totaled $2.4 million as of both June 30, 2022 and December 31, 2021. There was $92.6 million available for borrowing on the revolving line of credit as of June 30, 2022, which may be used to support the Company’s growth and for working capital purposes.

The Credit Agreement is secured by virtually all of the assets of the Company, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. The Company was in compliance with the covenants as of June 30, 2022.

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

Leases (in thousands)	Classification	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Right of use asset	$116,961	$123,101
Total leased assets		$116,961	$123,101

Liabilities
Current
Operating	Current portion of lease liability	$28,126	$28,190
Noncurrent
Operating	Long-term lease liability, net	102,656	110,261
Total lease liabilities		$130,782	$138,451

		Three Months Ended
Lease cost (in thousands)	Classification	June 30, 2022	June 30, 2021
Operating lease cost	SG&A expenses	$8,611	$8,533
Variable lease cost(1)	SG&A expenses	3,557	3,300
Short term lease cost	SG&A expenses	110	127
Net lease cost		$12,278	$11,960

		Six Months Ended
Lease cost (in thousands)	Classification	June 30, 2022	June 30, 2021
Operating lease cost	SG&A expenses	$17,282	$17,011
Variable lease cost(1)	SG&A expenses	6,960	7,008
Short term lease cost	SG&A expenses	242	250
Net lease cost		$24,484	$24,269

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

(1) Variable lease cost consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Six Months Ended
Other Information (in thousands)	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$18,754	$18,283
Lease right-of-use assets obtained or modified in exchange for lease obligations	$6,876	$-

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2022 and December 31, 2021 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	June 30, 2022	December 31, 2021
Assets		(in thousands)
Cash and cash equivalents	Level 1	$10,506	$9,358
Restricted cash	Level 1	655	655

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. The Company did not record any impairment losses during the three and six months ended June 30, 2022 and 2021.

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

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three and six months ended June 30, 2022 and 2021 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was less than $0.1 million for the three months ended June 30, 2022 and $0.1 million for the three months ended June 30 2021. Total stock based compensation expense related to stock options was $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of June 30, 2022, the Company had outstanding stock options to purchase 858,445 shares of common stock at a weighted average exercise price of $11.05 per share.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.5 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively. Total stock based compensation expense related to restricted stock was $1.0 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of June 30, 2022, the Company had 1,313,114 outstanding restricted common shares.

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs constitutes a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank contributed $3.2 million, net of syndication fees, to the Investment Fund. The Company incurred $1.3 million of syndication fees in connection with this transaction. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of June 30, 2022, the balance of the contribution liability for this arrangement was $0.7 million, of which $0.5 million was classified as other accrued liabilities on the Consolidated Balance Sheet and $0.2 million was classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of June 30, 2022, the remaining balance in the Investment Fund available for reimbursement to the Company was $0.7 million.

Note 12: Related Party Transactions

On July 9, 2018, Fumitake Nishi informed the Company he had acquired an ownership interest in one of the Company’s key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”).  Mr. Nishi is a former Company employee and the brother-in-law of Robert A. Rucker, the Company’s former Interim Chief Executive Officer and President, former member of the Company’s Board of Directors, and former holder of more than 5% of the Company’s common stock.  Mr. Nishi also has an ownership interest in Tilestyling Co. Ltd (“Tile Style”), a vendor from which the Company started acquiring product in 2020. Nanyang and Tile Style supply the Company with natural stone products, including hand-crafted mosaics, listellos and other accessories.

During the three months ended June 30, 2022 and 2021, the Company purchased $2.4 million and $1.4 million of products from Nanyang, respectively. During the six months ended June 30, 2022 and 2021, the Company purchased $5.7 million and $3.3 million of products from Nanyang, respectively. As of both June 30, 2022 and 2021 there were no accounts payable due to Nanyang. During the three months ended June 30, 2022 and 2021, the Company purchased $0.4 million and $0.5 million of products from Tile Style, respectively. During the six months ended June 30, 2022 and 2021, the Company purchased $1.6 million and $1.0 million of products from Tile Style, respectively. As of both June 30, 2022 and 2021 there were no accounts payable due to Tile Style. Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy. Certain of those violations involved his undisclosed ownership of Nanyang at that time.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations and assumptions that are subject to risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; an overall decline in the health of the economy, the tile industry, consumer confidence and spending, and the housing market, including as a result of rising inflation or interest rates or the COVID-19 pandemic; our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including its effect on general economic conditions and credit markets, the supply chain and product availability, labor, and on customer traffic to our stores, as well as the potential duration of the COVID-19 pandemic and adequacy of measures we have taken to attempt to mitigate the impact of the COVID-19 pandemic on our business; the impact of ongoing supply chain disruptions and inflationary cost pressures, including increased materials, labor, and transportation costs and decreased discretionary consumer spending; our ability to successfully implement our strategic plan and the anticipated benefits of our strategic plan; our ability to successfully anticipate consumer trends; any statements with respect to dividends and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining refinancing due to market conditions resulting from the COVID-19 pandemic; supply costs and expectations, including the continued availability of sufficient products from our suppliers, risks related to relying on foreign suppliers, and the potential impact of the COVID-19 pandemic and the Russia-Ukraine conflict on, among other things, product availability and pricing and timing and cost of deliveries; our expectations with respect to ongoing compliance with the terms of the Credit Agreement (as defined below), including the potential impact of the phase out of LIBOR and increasing interest rates; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental or climate change-related requirements; the impact of corporate citizenship and environmental, social and governance matters; labor shortages and our expectations regarding the effects of employee recruiting, training, mentoring, and retention on our ability to recruit and retain employees; tax-related risks; the potential impact of cybersecurity breaches or disruptions to our management information systems; our ability to successfully implement our information technology initiatives; our ability to effectively manage our online sales; costs and adequacy of insurance; the potential impact of natural disasters, which may worsen or increase due to the effects of climate change, and other catastrophic events; risks inherent in operating as a holding company; fluctuations in material and energy costs, including recent increases in, and ongoing volatility of, gas prices; the potential outcome of any legal proceedings; risks related to ownership of our common stock; and those factors set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Form 10-Q.

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

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of June 30, 2022, we operated 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

Our business continues to be impacted by a number of macro-economic factors, including the trailing impact of the COVID-19 pandemic. Global supply chains and product availability remain highly challenged and the ongoing Russia-Ukraine conflict has only exacerbated an already difficult operating environment. These factors, combined with higher fuel costs and a highly competitive labor market, have created an inflationary environment and cost pressures.

In regard to consumer demand, since the onset of the COVID-19 pandemic, our business has experienced an increase in demand and sales. It remains unclear, however, if these demand trends will remain intact or if they will revert back to more historical levels over time, particularly as inflation begins to impact discretionary spending. In recent weeks, we have observed a deceleration in our comparable store sales growth.

June 2022 Quarter Financial Overview

For the three months ended June 30, 2022 and 2021, we reported net sales of $107.6 million and $96.2 million, respectively. Sales increased at comparable stores by 12.0% during the second quarter of 2022 compared to the second quarter of 2021, primarily due to an increase in average ticket driven by higher prices.

The table below sets forth information about our comparable store sales growth for the three and six months ended June 30, 2022 and 2021.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Comparable store sales growth (decline)	12.0%	41.6%	11.6%	16.0%

We continued to experience challenges in our supply chain during the second quarter of 2022. Specifically, we are still seeing an increase in the cost of the products we source from around the world due to vendor price increases in response to inflationary cost pressure. While ocean container rates have started to fall from peak levels, average freight rates remain elevated. We continue to monitor the impact of inflation on the costs of materials, labor, and other costs required to manage our business in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

Selling, general and administrative expenses increased by $2.4 million from $58.8 million to $61.2 million during the three months ended June 30, 2021 and 2022, respectively. The increase was primarily due to a $4.0 million increase in pay and benefits expenses excluding bonus expenses due to an increase in staffing levels, sales commissions and benefits costs. Additionally, store occupancy costs increased by $1.0 million due to inflationary cost pressures that resulted in higher common area maintenance, store repair and utility expenses, a $0.7 million increase in marketing expenses and a $0.4 million increase in travel expenses. These expense increases were partially offset by a $3.1 million decrease in bonus expense during the quarter due to a reduction in accruals for annual incentives and lower levels of sales bonuses and a $0.7 million decrease in depreciation expense.

Net cash provided by operating activities was $9.2 million and $42.0 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in cash provided by operating activities was primarily due to an increase in inventory in 2022 and other changes in working capital.

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

Results of Operations

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

	(in thousands)
	2022	% of sales	2021	% of sales(1)
Net sales	$107,604	100.0%	$96,193	100.0%
Cost of sales	36,586	34.0%	29,768	30.9%
Gross profit	71,018	66.0%	66,425	69.1%
Selling, general and administrative expenses	61,240	56.9%	58,811	61.1%
Income from operations	9,778	9.1%	7,614	7.9%
Interest expense	(201)	(0.2)%	(145)	(0.2)%
Income before income taxes	9,577	8.9%	7,469	7.8%
Provision for income taxes	(2,663)	(2.5)%	(1,975)	(2.1)%
Net income	$6,914	6.4%	$5,494	5.7%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the second quarter of 2022 increased $11.4 million, or 11.9%, compared with the second quarter of 2021. Sales increased at comparable stores by 12.0% during the second quarter of 2022 compared to the second quarter of 2021, primarily due to an increase in average ticket driven by higher prices.

Gross Profit Gross profit for the second quarter of 2022 increased $4.6 million, or 6.9%, compared with the second quarter of 2021, primarily due to the increase in sales. The gross margin rate was 66.0% and 69.1% during the second quarter of 2022 and 2021, respectively. The decrease in the gross margin rate was primarily due to an increase in the cost of our products driven by vendor cost increases and higher international freight rates, which were partially offset by an increase in our selling prices.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the second quarter of 2022 increased $2.4 million, or 4.1%, compared with the second quarter of 2021. The increase was primarily due to a $4.0 million increase in pay and benefits expenses excluding bonus expenses due to an increase in staffing levels, sales commissions and benefits costs. Additionally, store occupancy costs increased by $1.0 million due to inflationary cost pressures that resulted in higher common area maintenance, store repair and utility expenses, a $0.7 million increase in marketing expenses and a $0.4 million increase in travel expenses. These expense increases were partially offset by a $3.1 million decrease in bonus expense during the quarter due to a reduction in accruals for annual incentives and lower levels of sales bonuses and a $0.7 million decrease in depreciation expense.

Interest Expense Interest expense was $0.2 million and $0.1 million for the second quarter of 2022 and 2021, respectively. The increase was due to an increase in outstanding debt during the second quarter of 2022 as compared to the second quarter of 2021.

Provision for Income Taxes The provision for income taxes for the second quarter of 2022 increased $0.7 million compared with the second quarter of 2021. The increase in the provision for income tax was largely due to the increase in income before taxes. Our effective tax rate for the three months ended June 30, 2022 and 2021 was 27.8% and 26.4%, respectively.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

	(in thousands)
	2022	% of sales	2021	% of sales
Net sales	$210,075	100.0%	$188,277	100.0%
Cost of sales	72,212	34.4%	57,666	30.6%
Gross profit	137,863	65.6%	130,611	69.4%
Selling, general and administrative expenses	123,349	58.7%	116,089	61.7%
Income from operations	14,514	6.9%	14,522	7.7%
Interest expense	(467)	(0.2)%	(313)	(0.2)%
Income before income taxes	14,047	6.7%	14,209	7.5%
Provision for income taxes	(3,620)	(1.7)%	(3,418)	(1.8)%
Net income	$10,427	5.0%	$10,791	5.7%

Net Sales Net sales for the six months ended June 30, 2022 increased $21.8 million, or 11.6%, compared with the six months ended June 30, 2021. Sales increased at comparable stores by 11.6% during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021, primarily due to an increase in average ticket driven by higher prices.

Gross Profit Gross profit for the six months ended June 30, 2022 increased $7.3 million, or 5.6%, compared with the six months ended June 30, 2021. The gross margin rate was 65.6% and 69.4% for the six months ended June 30, 2022 and 2021, respectively. The decrease in the gross margin rate was primarily due to an increase in the cost of our products driven by vendor cost increases and higher international freight rates, which were partially offset by an increase in our selling prices.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the six months ended June 30, 2022 increased $7.3 million, or 6.3%, compared with the six months ended June 30, 2021. The increase in selling, general, and administrative expenses was primarily due to a $4.8 million increase in pay and benefits, a $1.4 million increase in marketing, a $1.1 million increase in occupancy costs, a $0.8 million increase in software and IT expenses and a $0.7 million increase in travel for store support. The increase in pay and benefits included a $7.6 million increase in wages and benefits resulting from an increase in staffing levels, sales commissions and benefits costs. This increase was partially offset by a $2.8 million decrease in bonus expenses due to a reduction in accruals for annual incentives and a decrease in sales bonuses. Additionally, depreciation expense decreased by $1.4 million during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021.

Interest Expense Interest expense was $0.5 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. The increase was due to the increase in outstanding debt during the six months ended June 30, 2022.

Provision for Income Taxes Provision for income taxes increased $0.2 million for the six months ended June 30, 2022 compared with the six months ended June 30, 2021 due to a decrease in the tax benefits recognized with respect to restricted stock vestings. Our effective tax rate for the six months ended June 30, 2022 and 2021 was 25.8% and 24.1%, respectively.

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

The reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2022 and 2021 is as follows:

	(in thousands)
	Three Months Ended
	June 30,
	2022	% of sales	2021	% of sales
Net income	$6,914	6.4%	$5,494	5.7%
Interest expense	201	0.2%	145	0.2%
Provision for income taxes	2,663	2.5%	1,975	2.1%
Depreciation and amortization	6,415	6.0%	7,065	7.3%
Stock based compensation	562	0.5%	706	0.7%
Adjusted EBITDA	$16,755	15.6%	$15,385	16.0%

	(in thousands)
	Six Months Ended
	June 30,
	2022	% of sales	2021	% of sales
Net income	$10,427	5.0%	$10,791	5.7%
Interest expense	467	0.2%	313	0.2%
Provision for income taxes	3,620	1.7%	3,418	1.8%
Depreciation and amortization	12,854	6.1%	14,259	7.6%
Stock based compensation	1,054	0.5%	1,299	0.7%
Adjusted EBITDA	$28,422	13.5%	$30,080	16.0%

The calculation of pretax return on capital employed is as follows:

	(in thousands)
	June 30,
	2022(1)	2021(1)
Income from Operations (trailing twelve months)	$20,602	$20,099

Total Assets	347,424	354,776
Less: Accounts payable	(27,257)	(15,946)
Less: Income tax payable	(447)	(125)
Less: Other accrued liabilities	(41,806)	(42,338)
Less: Lease liability	(135,705)	(147,622)
Less: Other long-term liabilities	(4,980)	(4,244)
Capital Employed	$137,229	$144,501

Pretax Return on Capital Employed	15.0%	13.9%

(1) Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $10.5 million of cash and cash equivalents at June 30, 2022, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity for purchasing additional merchandise inventory, maintaining our existing stores, and general corporate purposes.

On September 18, 2018, Holdings and its operating subsidiary, The Tile Shop, LLC, entered into a Credit Agreement with Bank of America, N.A., Fifth Third Bank and Citizens Bank, which was amended November 16, 2021 (as amended, the “Credit Agreement”). The Credit Agreement provides us with a senior credit facility consisting of a $100.0 million revolving line of credit through September 18, 2023. Borrowings pursuant to the Credit Agreement initially bear interest at a LIBOR or base rate. The LIBOR-based rate ranges from LIBOR plus 1.50% to 2.25% depending on our rent adjusted leverage ratio. The base rate is equal to the greatest of (a) the Federal funds rate plus 0.50%, (b) the Bank of America “prime rate,” and (c) the Eurodollar rate plus 1.00%, in each case plus 0.50% to 1.25% depending on our rent adjusted leverage ratio. At June 30, 2022, the base interest rate was 5.50% and the LIBOR-based interest rate was 3.54%. We had $5.0 million outstanding on our revolving line of credit as of June 30, 2022. In addition, we have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. Standby letters of credit totaled $2.4 million as of both June 30, 2022 and December 31, 2021. There was $92.6 million available for borrowing on the revolving line of credit as of June 30, 2022, which may be used to support our growth and for working capital purposes.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, receivables, equipment and real property. The Credit Agreement contains customary events of default, conditions to borrowings, and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and consolidated total rent adjusted leverage ratios. We were in compliance with the covenants as of June 30, 2022.

We believe that our cash flow from operations, together with our existing cash and cash equivalents and borrowings available under our Credit Agreement, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months and our long-term liquidity requirements.

Capital Expenditures

Capital expenditures were $7.4 million and $6.2 million for the six months ended June 30, 2022 and 2021, respectively. Capital expenditures in 2022 were primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Cash flows

The following table summarizes our cash flow data for the six months ended June 30, 2022 and 2021.

	(in thousands)
	Six Months Ended
	June 30,
	2022	2021
Net cash provided by operating activities	$9,223	$41,985
Net cash used in investing activities	(7,361)	(6,157)
Net cash used in financing activities	(676)	(706)

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2022 was $9.2 million compared with $42.0 million during the six months ended June 30, 2021. The decrease was primarily attributable to an increase in inventory purchases in 2022 and other working capital changes.

Investing activities

Net cash used in investing activities totaled $7.4 million for the six months ended June 30, 2022 compared with $6.2 million for the six months ended June 30, 2021. Cash used in investing activities during the six months ended June 30, 2022 was primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Financing activities

Net cash used in financing activities was $0.7 million for both the six months ended June 30, 2022 and 2021 and was primarily due to tax payments made in exchange for shares withheld from restricted share vestings.

Cash and cash equivalents totaled $10.5 million at June 30, 2022 compared with $9.4 million at December 31, 2021. Working capital was $42.2 million at June 30, 2022 compared with $29.4 million at December 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, other than with respect to the risk factor discussed below.

Numerous economic factors, including inflation, our exposure to the U.S. housing industry, and the potential for a decrease in consumer spending, could adversely affect us.

Economic conditions, including inflation and weakness in the U.S. housing industry, could decrease consumer discretionary spending and adversely affect our financial performance. Consumer prices have experienced their largest percentage increases since 1981, and interest rates have begun to increase. We believe that our tile sales are affected by the strength of the U.S. housing industry. Downturns in the U.S. housing industry could have a material adverse effect on our financial results, business, and prospects. Similarly, a substantial portion of the products we offer are products that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macroeconomic conditions that affect consumer spending, including discretionary spending. Difficult macroeconomic conditions also affect our customers' ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. Accordingly, slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and could have a material adverse effect on our financial results, business, and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	7,008	(1)	$6.32	-	-
May 1, 2022 - May 31, 2022	4,148	(2)	6.01	-	-
June 1, 2022 - June 30, 2022	2,918	(3)	0.00	-	-
	14,074		$4.92	-	-

(1)We withheld a total of 7,008 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(2)We withheld a total of 4,148 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(3)We cancelled 2,918 shares that were forfeited when the vesting conditions were not met, in accordance with the terms of the 2012 Omnibus Award Plan and related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The following table sets forth, as of August 1, 2022, information regarding beneficial ownership of our common stock by each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

We have based our calculation of the percentage of beneficial ownership on 52,257,157 shares of our common stock outstanding on August 1, 2022.

Unless otherwise noted below, the address for each of the shareholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Peter J. Jacullo III, Director(1)	8,392,568	16.1%
Peter H. Kamin, Chairman of the Board(2)	6,918,096	13.2%
David L. Kanen and affiliates(3)	3,484,620	6.7%
Cannell Capital LLC(4)	3,147,164	6.0%
Savitr Capital LLC(5)	2,770,535	5.3%

(1)Based on a Schedule 13D/A filed with the SEC on January 4, 2022 by JWTS, Inc. (“JWTS”), Peter J. Jacullo III, and the Katherine D. Jacullo Children’s 1993 Irrevocable Trust (the “Jacullo Trust”) and a Form 4 filed by Mr. Jacullo with the SEC on June 16, 2022. JWTS directly holds 3,191,180 shares of common stock and has sole voting and dispositive power with respect to such shares. Mr. Jacullo is the President and sole member of the board of directors of JWTS, holds sole voting and dispositive power over the securities held by JWTS, and may be deemed to beneficially own the securities held by JWTS. The Jacullo Trust directly holds 4,706,489 shares of common stock and has sole voting and dispositive power with respect to such shares. Mr. Jacullo is a co-trustee of the Jacullo Trust, holds shared voting and dispositive power over the securities held by the Jacullo Trust, and may be deemed to beneficially own the securities held by the Jacullo Trust. Mr. Jacullo disclaims beneficial ownership of the shares of common stock held by the Jacullo Trust, except to the extent of his pecuniary interest therein. Mr. Jacullo directly holds 494,899 shares of common stock over which he has sole voting and dispositive power, including 21,689 shares of unvested restricted common stock.

(2)Based on a Schedule 13D/A filed with the SEC on January 14, 2020 by Peter H. Kamin and a Form 4 filed by Mr. Kamin with the SEC on June 16, 2022. Includes (i) 1,695,320 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003, of which Peter H. Kamin is the trustee; (ii) 1,033,733 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997, of which Mr. Kamin is the trustee; (iii) 117,453 shares of common stock held by the Peter H. Kamin Family Foundation, of which Mr. Kamin is the trustee; (iv) 328,711 shares of common stock held by the Peter H. Kamin GST Trust, of which Mr. Kamin is the trustee; (v) 333,495 shares of common stock held by 3K Limited Partnership, of which Mr. Kamin is the general partner; and (vi) 3,409,384 shares of common stock directly held by Mr. Kamin, including 41,209 shares of unvested restricted common stock. Mr. Kamin has sole voting and dispositive power over all such shares.

(3)Based on a Schedule 13D filed with the SEC on July 22, 2022 by Philotimo Fund, LP (“Philotimo”), Kanen Wealth Management, LLC (“KWM”), David L. Kanen and Philotimo Focused Growth and Income Fund (“PFGIF”), reporting holdings as of July 21, 2022. KWM is the general partner of Philotimo and investment manager of PFGIF. Mr. Kanen is the managing member of KWM. By virtue of these relationships, KWM may be deemed to beneficially own the shares of common stock owned by Philotimo and PFGIF, and Mr. Kanen may be deemed to beneficially own the shares of common stock owned by each of Philotimo, PFGIF, and KWM. Philotimo reported beneficial ownership of, and shared voting and dispositive power over, 1,624,524 shares. KWM reported beneficial ownership of, and shared voting and dispositive power over, 3,295,446 shares. Mr. Kanen reported beneficial ownership of 3,484,620 shares, including 189,174 shares over which he has sole voting and dispositive power and 3,295,446 shares over which he has shared voting and dispositive power. PFGIF reported beneficial ownership of, and shared voting and dispositive power over, 222,795 shares. The business address of the reporting persons is 5850 Coral Ridge Drive, Suite 309, Coral Springs, Florida 33076.

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
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: August 4, 2022	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: August 4, 2022	By:	/s/ KARLA LUNAN
Karla Lunan
Chief Financial Officer