Form 10-Q
period 2022-09-30
TILE SHOP HOLDINGS, INC.
filed 2022-11-03
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 44,362,399 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$12,423	$9,358
Restricted cash	3,131	655
Receivables, net	4,104	3,202
Inventories	121,481	97,175
Income tax receivable	106	6,923
Other current assets, net	11,600	9,769
Total Current Assets	152,845	127,082
Property, plant and equipment, net	73,368	82,285
Right of use asset	116,103	123,101
Deferred tax assets	6,633	6,953
Long-term income tax receivable	9,060	-
Other assets	2,974	1,337
Total Assets	$360,983	$340,758

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,809	$30,884
Income tax payable	2,371	390
Current portion of lease liability	27,826	28,190
Other accrued liabilities	40,121	38,249
Total Current Liabilities	103,127	97,713
Long-term debt	30,400	5,000
Long-term lease liability, net	101,571	110,261
Other long-term liabilities	4,150	5,560
Total Liabilities	239,248	218,534

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 48,084,360 and 51,963,377 shares, respectively	5	5
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	127,813	126,920
Accumulated deficit	(6,008)	(4,713)
Accumulated other comprehensive (loss) income	(75)	12
Total Stockholders' Equity	121,735	122,224
Total Liabilities and Stockholders' Equity	$360,983	$340,758

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$97,154	$92,240	$307,230	$280,517
Cost of sales	32,542	29,291	104,754	86,957
Gross profit	64,612	62,949	202,476	193,560
Selling, general and administrative expenses	59,109	59,791	182,459	175,880
Income from operations	5,503	3,158	20,017	17,680
Interest expense	(319)	(204)	(786)	(517)
Income before income taxes	5,184	2,954	19,231	17,163
Provision for income taxes	(1,361)	(779)	(4,981)	(4,197)
Net income	$3,823	$2,175	$14,250	$12,966

Income per common share:
Basic	$0.08	$0.04	$0.28	$0.26
Diluted	$0.08	$0.04	$0.28	$0.25

Weighted average shares outstanding:
Basic	50,423,923	50,545,761	50,674,870	50,305,455
Diluted	50,717,426	51,384,034	51,080,404	51,069,853

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$3,823	$2,175	$14,250	$12,966
Currency translation adjustment	(46)	-	(87)	12
Other comprehensive (loss) income	(46)	-	(87)	12
Comprehensive income	$3,777	$2,175	$14,163	$12,978

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2021	51,912,689	$5	$159,149	$(8,696)	$-	$150,458
Issuance of restricted shares	99,523	-	-	-	-	-
Cancellation of restricted shares	(12,632)	-	-	-	-	-
Stock based compensation	-	-	560	-	-	560
Tax withholdings related to net share settlements of stock based compensation awards	(15,311)	-	(115)	-	-	(115)
Foreign currency translation adjustments	-	-	-	-	-	-
Net income	-	-	-	2,175	-	2,175
Balance at September 30, 2021	51,984,269	$5	$159,594	$(6,521)	$-	$153,078

Balance at June 30, 2022	52,270,922	$5	$127,298	$5,714	$(29)	$132,988
Cancellation of restricted shares	(77,292)	-	-	-	-	-
Stock based compensation	-	-	563	-	-	563
Tax withholdings related to net share settlements of stock based compensation awards	(14,678)	-	(48)	-	-	(48)
Repurchases of common stock	(4,094,592)	-	-	(15,545)	-	(15,545)
Foreign currency translation adjustments	-	-	-	-	(46)	(46)
Net income	-	-	-	3,823	-	3,823
Balance at September 30, 2022	48,084,360	$5	$127,813	$(6,008)	$(75)	$121,735

See accompanying Notes to Consolidated Financial Statements

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2020	51,701,080	$5	$158,556	$(19,487)	$(12)	$139,062
Issuance of restricted shares	421,547	-	-	-	-	-
Cancellation of restricted shares	(19,687)	-	-	-	-	-
Stock based compensation	-	-	1,859	-	-	1,859
Tax withholdings related to net share settlements of stock based compensation awards	(118,671)	-	(821)	-	-	(821)
Foreign currency translation adjustments	-	-	-	-	12	12
Net income	-	-	-	12,966	-	12,966
Balance at September 30, 2021	51,984,269	$5	$159,594	$(6,521)	$-	$153,078

Balance at December 31, 2021	51,963,377	$5	$126,920	$(4,713)	$12	$122,224
Issuance of restricted shares	592,396	-	-	-	-	-
Cancellation of restricted shares	(258,038)	-	-	-	-	-
Stock based compensation	-	-	1,617	-	-	1,617
Tax withholdings related to net share settlements of stock based compensation awards	(118,783)	-	(724)	-	-	(724)
Repurchases of common stock	(4,094,592)	-	-	(15,545)	-	(15,545)
Foreign currency translation adjustments	-	-	-	-	(87)	(87)
Net income	-	-	-	14,250	-	14,250
Balance at September 30, 2022	48,084,360	$5	$127,813	$(6,008)	$(75)	$121,735

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$14,250	$12,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,011	20,948
Amortization of debt issuance costs	363	227
Loss on disposals of property, plant and equipment	-	14
Impairment charges	-	720
Non-cash lease expense	19,418	18,605
Stock based compensation	1,617	1,859
Deferred income taxes	320	(836)
Changes in operating assets and liabilities:
Receivables, net	(902)	(356)
Inventories	(24,305)	(2,401)
Other current assets, net	(3,479)	1,051
Accounts payable	1,831	4,304
Income tax receivable / payable	(263)	(56)
Accrued expenses and other liabilities	(20,676)	(12,655)
Net cash provided by operating activities	7,185	44,390
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(10,340)	(8,933)
Net cash used in investing activities	(10,340)	(8,933)
Cash Flows From Financing Activities
Payments of long-term debt	(45,000)	-
Advances on line of credit	70,400	-
Employee taxes paid for shares withheld	(724)	(821)
Repurchases of common stock	(15,545)	-
Debt issuance costs	(360)	-
Net cash provided by (used in) financing activities	8,771	(821)
Effect of exchange rate changes on cash	(75)	11
Net change in cash, cash equivalents and restricted cash	5,541	34,647
Cash, cash equivalents and restricted cash beginning of period	10,013	10,272
Cash, cash equivalents and restricted cash end of period	$15,554	$44,919

Cash and cash equivalents	$12,423	$44,264
Restricted cash	3,131	655
Cash, cash equivalents and restricted cash end of period	$15,554	$44,919

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$129	$237
Cash paid for interest	882	565
Cash paid for income taxes, net	4,922	5,088

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of September 30, 2022, the Company had 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company also has a sourcing office located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

The following table presents revenues disaggregated by product category:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Man-made tiles	51%	49%	50%	47%
Natural stone tiles	25	27	25	28
Setting and maintenance materials	15	14	15	14
Accessories	7	7	7	8
Delivery service	2	3	3	3
Total	100%	100%	100%	100%

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $13.2 million and $13.8 million as of September 30, 2022 and December 31, 2021, respectively. Revenues recognized during the nine months ended September 30, 2022 that were included in the customer deposit balance as of the beginning of the period were $13.4 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $4.1 million and $3.2 million at September 30, 2022 and December 31, 2021, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 were as follows:

	(in thousands)
	September 30,	December 31,
	2022	2021
Other accrued liabilities	$5,781	$5,202
Other current assets	1,849	1,658
Sales returns reserve, net	$3,932	$3,544

Note 3: Inventories

Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of September 30, 2022 and December 31, 2021:

	(in thousands)
	September 30,	December 31,
	2022	2021
Finished goods	$119,991	$95,869
Raw materials	1,490	1,306
Total	$121,481	$97,175

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.6 million and $0.5 million as of September 30, 2022 and December 31, 2021, respectively.

Note 4: Income Taxes

The Company's effective tax rate on net income before taxes for the three months ended September 30, 2022 and 2021 was 26.3% and 26.4%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 25.9% and 24.5%, respectively. For the three months ended September 30, 2022 and 2021, the Company recorded a provision for income taxes of $1.4 million and $0.8 million, respectively. The increase in the provision for income taxes was due to higher pretax earnings in the quarter. For the nine months ended September 30, 2022 and 2021, the Company recorded a provision for income taxes of $5.0 million and $4.2 million, respectively. The increase in the provision for income taxes was due to higher pretax earnings and a decrease in the tax benefits recognized with respect to restricted stock vesting.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, modified the rules associated with net operating losses (“NOLs”) and technical corrections to tax depreciation methods for qualified property improvements.  The Company adopted the applicable provisions outlined in the CARES Act and filed a quick refund claim in 2020.  Due to administrative challenges, the Internal Revenue Service (“IRS”) was unable to process the Company’s refund.  After repeated attempts to retransmit the Company’s refund claim to the IRS, the Company refiled its refund claim using Form 1120X during the three months ended September 30, 2022.  The refund claim filed on Form 1120X will require a review by the Congressional Joint Committee on Taxation and the Company anticipates that the likelihood of receiving the tax refund within the next 12 months is remote.  Accordingly, the Company classified the $9.1 million refund claim as a Long-Term Income Tax Receivable in the Consolidated Balance Sheet as of September 30, 2022.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of both September 30, 2022 and 2021, the Company had not recognized any liabilities for uncertain tax positions, nor had interest and penalties related to uncertain tax positions been accrued.

Note 5: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period.

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands, except per share data)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$3,823	$2,175	$14,250	$12,966
Weighted average shares outstanding - basic	50,423,923	50,545,761	50,674,870	50,305,455
Effect of dilutive securities attributable to stock based awards	293,503	838,273	405,534	764,398
Weighted average shares outstanding - diluted	50,717,426	51,384,034	51,080,404	51,069,853
Income per common share:
Basic	$0.08	$0.04	$0.28	$0.26
Diluted	$0.08	$0.04	$0.28	$0.25
Anti-dilutive securities excluded from earnings per share calculation	1,176,621	772,580	821,794	990,461

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	September 30,	December 31,
	2022	2021
Customer deposits	$13,157	$13,792
Sales returns reserve	5,781	5,202
Accrued wages and salaries	7,048	8,833
Payroll and sales taxes	4,095	3,796
Other current liabilities	10,040	6,626
Total other accrued liabilities	$40,121	$38,249

Note 7: Long-term Debt

On September 30, 2022, Holdings and its operating subsidiary, The Tile Shop, LLC, and certain subsidiaries of each entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto, including Fifth Third Bank (the “Credit Agreement”).  The Credit Agreement provides the Company with a senior credit facility consisting of a $75.0 million revolving line of credit through September 30, 2027.  Borrowings pursuant to the Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on The Tile Shop,

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

LLC’s Rent Adjusted Leverage Ratio (as defined in the Credit Agreement).  Borrowings outstanding as of September 30, 2022 were SOFR-based interest rate loans.  The SOFR-based interest rate was 4.54% on September 30, 2022.

The Credit Agreement is secured by virtually all of the assets of the Company, including, but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain certain fixed charge coverage ratios and the Rent Adjusted Leverage Ratio. The Company was in compliance with the covenants as of September 30, 2022.

The Credit Agreement supersedes and replaces in its entirety the Company’s prior senior credit facility with Bank of America, N.A. dated September 18, 2018. The Company drew on the revolving line of credit pursuant to the Credit Agreement to refinance all of the existing revolving line of credit and interest outstanding under the Company’s prior credit facility, as well as pay -$0.4 million in debt issuance costs in connection with the Credit Agreement. Debt issuance costs are classified as other current assets and other assets in the Consolidated Balance Sheet and amortized on a straight line basis over the life of the Credit Agreement. The Company recorded a $0.1 million charge in interest expense to write-off certain unamortized deferred financing fees associated with the September 18, 2018 credit facility as of the date of the payoff.

Borrowings outstanding consisted of $30.4 million on the revolving line of credit as of September 30, 2022. As of September 30, 2022, there was $44.6 million available for borrowing on the revolving line of credit, which may be used for purchasing additional merchandise inventory, maintaining the Company’s stores, and general corporate purposes.

The Company has standby letters of credit outstanding related to its workers compensation plan and property leases. Standby letters of credit totaled $2.4 million as of September 30, 2022. Prior to entering into the Credit Agreement, standby letters of credit were secured by the Company’s September 18, 2018 credit facility. The Company pledged $2.5 million of cash as collateral for the standby letters of credit concurrent with payoff of the Company’s prior senior credit facility, which has been classified as restricted cash in the Consolidated Balance Sheet.

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

Leases (in thousands)	Classification	September 30, 2022	December 31, 2021
Assets
Operating lease assets	Right of use asset	$116,103	$123,101
Total leased assets		$116,103	$123,101

Liabilities
Current
Operating	Current portion of lease liability	$27,826	$28,190
Noncurrent
Operating	Long-term lease liability, net	101,571	110,261
Total lease liabilities		$129,397	$138,451

		Three Months Ended
Lease cost (in thousands)	Classification	September 30, 2022	September 30, 2021
Operating lease cost	SG&A expenses	$7,848	$8,521
Variable lease cost(1)	SG&A expenses	3,709	3,740
Short term lease cost	SG&A expenses	104	125
Net lease cost		$11,661	$12,386

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

		Nine Months Ended
Lease cost (in thousands)	Classification	September 30, 2022	September 30, 2021
Operating lease cost	SG&A expenses	$25,130	$25,532
Variable lease cost(1)	SG&A expenses	10,670	10,748
Short term lease cost	SG&A expenses	346	375
Net lease cost		$36,146	$36,655

(1) Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Nine Months Ended
Other Information (in thousands)	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(28,147)	$(27,675)
Lease right-of-use assets obtained or modified in exchange for lease obligations	$12,420	$-

In July 2022, the Company entered into an agreement to modify one of its store leases. The terms of the agreement will require the Company to vacate the store during the fourth quarter of 2022 in exchange for a $1.4 million lease incentive payment from the landlord. The Company recognized a $0.8 million benefit associated with the modified lease during the three months ended September 30, 2022.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2022 and December 31, 2021 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	September 30, 2022	December 31, 2021
Assets		(in thousands)
Cash and cash equivalents	Level 1	$12,423	$9,358
Restricted cash	Level 1	3,131	655

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. The Company did not record any impairment losses during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company recognized a $0.7 million charge in selling, general and administrative expenses to write-down property, plant and equipment and right of use assets to their estimated fair values.

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

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three and nine months ended September 30, 2022 and 2021 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was less than $0.1 million for the three months ended September 30, 2022 and $0.1 million for the three months ended September 30, 2021. Total stock based compensation expense related to stock options was $0.1 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of September 30, 2022, the Company had outstanding stock options to purchase 575,267 shares of common stock at a weighted average exercise price of $11.26 per share.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.5 million for both the three months ended September 30, 2022 and 2021. Total stock based compensation expense related to restricted stock was $1.5 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of September 30, 2022, the Company had 1,191,658 outstanding restricted common shares.

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs constitutes a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank contributed $3.2 million, net of syndication fees, to the Investment Fund. The Company incurred $1.3 million of syndication fees in connection with this transaction. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of September 30, 2022, the balance of the contribution liability for this arrangement was $0.6 million, of which $0.5 million was classified as other accrued liabilities on the Consolidated Balance Sheet and $0.1 million was classified as other long-term liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of September 30, 2022, the remaining balance in the Investment Fund available for reimbursement to the Company was $0.6 million.

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

During the three months ended September 30, 2022 and 2021, the Company purchased $2.2 million and $2.9 million of products from Nanyang, respectively. During the nine months ended September 30, 2022 and 2021, the Company purchased $7.9 million and $6.2 million of products from Nanyang, respectively. As of September 30, 2022, the accounts payable balance due to Nanyang was $0.3

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

million. As of September 30, 2021, there were no accounts payable due to Nanyang. During the three months ended September 30, 2022 and 2021, the Company purchased $1.1 million and $1.0 million of products from Tile Style, respectively. During the nine months ended September 30, 2022 and 2021, the Company purchased $2.7 million and $2.1 million of products from Tile Style, respectively. As of both September 30, 2022 and 2021, the accounts payable due to Tile Style was $0.1 million. Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy. Certain of those violations involved his undisclosed ownership of Nanyang at that time.

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

Note 13: Share Repurchase

On August 16, 2022, the Company announced that the Board of Directors of the Company authorized a share repurchase program, pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $30,000,000. Shares repurchased during the quarter were retired. Share repurchases were as follows:

Three and Nine Months Ended
September 30, 2022
Shares of common stock	4,094,592
Aggregate purchase price (in thousands) (1)	$15,545

(1) Includes $15.4 million to repurchase shares and $0.1 million of broker commissions.

Note 14: Subsequent Events

In October 2022, the Company completed its share repurchase program. A total of 7,805,226 shares were acquired for $30.2 million, which was comprised of $30.0 million to purchase shares and $0.2 million of brokerage commissions. The average price paid to acquire shares over the course of the share repurchase program, inclusive of brokerage commissions, was $3.87 per share.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations and assumptions that are subject to risks and uncertainties, many of which are difficult to predict and are outside of our control, that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; an overall decline in the health of the economy, the tile industry, consumer confidence and spending, and the housing market, including as a result of rising inflation or interest rates or the COVID-19 pandemic; our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including its effect on general economic conditions and credit markets, the supply chain and product availability, labor, and customer traffic to our stores, as well as the potential duration of the COVID-19 pandemic and adequacy of measures we have taken to attempt to mitigate the impact of the COVID-19 pandemic on our business; the impact of ongoing supply chain disruptions and inflationary cost pressures, including increased materials, labor, energy, and transportation costs and decreased discretionary consumer spending; our ability to successfully implement our strategic plan and the anticipated benefits of our strategic plan; our ability to successfully anticipate consumer trends; any statements with respect to dividends and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining refinancing due to market conditions resulting from the COVID-19 pandemic, geopolitical conditions and other economic factors; supply costs and expectations, including the continued availability of sufficient products from our suppliers, risks related to relying on foreign suppliers, and the potential impact of the COVID-19 pandemic and the Russia-Ukraine conflict on, among other things, product availability and pricing and timing and cost of deliveries; our expectations with respect to ongoing compliance with the terms of the Credit Agreement (as defined below), including increasing interest rates; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental or climate change-related requirements; the impact of corporate citizenship and environmental, social and governance matters; labor shortages and our expectations regarding the effects of employee recruiting, training, mentoring, and retention on our ability to recruit and retain employees; tax-related risks; the potential impact of cybersecurity breaches or disruptions to our management information systems; our ability to successfully implement our information technology and other digital initiatives; our ability to effectively manage our online sales; costs and adequacy of insurance; the potential impact of natural disasters, which may worsen or increase due to the effects of climate change, and other catastrophic events; risks inherent in operating as a holding company; fluctuations in material and energy costs, including recent increases in, and ongoing volatility of, oil and gas prices; the potential outcome of any legal proceedings; risks related to ownership of our common stock; and those factors set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Form 10-Q.

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

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of September 30, 2022, we operated 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

In regard to consumer demand, since the onset of the COVID-19 pandemic, our business has experienced an increase in demand and sales. It remains unclear, however, if these demand trends will remain intact or if they will revert back to more historical levels over time, particularly as inflation begins to impact discretionary spending. Current trends in rising interest rates and decreases in housing turnover could signal a slowdown in home remodeling activity. In recent months, we have observed a deceleration in our comparable store sales growth.

On August 16, 2022, we announced that our Board of Directors approved a $30.0 million share repurchase plan. As of September 30, 2022, the Company had repurchased 4.1 million shares for $15.5 million, inclusive of brokerage commissions, or an average price of $3.80 per share. Subsequent to the end of the quarter, the Company completed the share repurchase program. In total, 7.8 million shares were repurchased for $30.2 million, inclusive of brokerage commissions, or an average price of $3.87 per share.

September 2022 Quarter Financial Overview

For the three months ended September 30, 2022 and 2021, we reported net sales of $97.2 million and $92.2 million, respectively. Sales increased at comparable stores by 5.3% during the third quarter of 2022 compared to the third quarter of 2021, primarily due to an increase in average ticket driven by higher prices.

The table below sets forth information about our comparable store sales growth for the three and nine months ended September 30, 2022 and 2021.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Comparable store sales growth	5.3%	12.8%	9.5%	14.9%

We continued to experience challenges in our supply chain during the third quarter of 2022. Specifically, we are still seeing an increase in the cost of the products we source from around the world due to vendor price increases in response to inflationary cost pressure. While ocean container rates have started to fall from peak levels, average freight rates remain elevated. We continue to monitor the impact of inflation on the costs of materials, labor, energy, and other costs required to manage our business in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

Selling, general and administrative expenses decreased by $0.7 million from $59.8 million in the third quarter of 2021 to $59.1 million in the third quarter of 2022, due primarily to a $0.7 million asset impairment charge incurred during the third quarter of 2021 and no asset impairment charges in the third quarter of 2022.  In addition, the Company recognized a $0.8 million benefit related to a lease incentive, which was mostly offset by a $0.7 million increase in pay and benefits expenses during the third quarter of 2022.

Net cash provided by operating activities was $7.2 million and $44.4 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in cash provided by operating activities was primarily due to an increase in inventory in 2022 and other changes in working capital.

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

Results of Operations

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

	(in thousands)
	2022	% of sales(1)	2021	% of sales
Net sales	$97,154	100.0%	$92,240	100.0%
Cost of sales	32,542	33.5%	29,291	31.8%
Gross profit	64,612	66.5%	62,949	68.2%
Selling, general and administrative expenses	59,109	60.8%	59,791	64.8%
Income from operations	5,503	5.7%	3,158	3.4%
Interest expense	(319)	(0.3)%	(204)	(0.2)%
Income before income taxes	5,184	5.3%	2,954	3.2%
Provision for income taxes	(1,361)	(1.4)%	(779)	(0.8)%
Net income	$3,823	3.9%	$2,175	2.4%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the third quarter of 2022 increased $4.9 million, or 5.3%, compared with the third quarter of 2021. Sales increased at comparable stores by 5.3% during the third quarter of 2022 compared to the third quarter of 2021, primarily due to an increase in average ticket driven by higher prices.

Gross Profit Gross profit for the third quarter of 2022 increased $1.7 million, or 2.6%, compared with the third quarter of 2021, primarily due to the increase in sales. The gross margin rate was 66.5% and 68.2% during the third quarter of 2022 and 2021, respectively. The decrease in the gross margin rate was primarily due to an increase in the cost of our products driven by vendor cost increases and higher international freight rates, which were partially offset by an increase in our selling prices.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the third quarter of 2022 decreased $0.7 million, or 1.1%, from $59.8 million in the third quarter of 2021 to $59.1 million in the third quarter of 2022, due primarily to a $0.7 million asset impairment charge incurred during the third quarter of 2021 and no asset impairment charges in the third quarter of 2022.  In addition, the Company recognized a $0.8 million benefit related to a lease incentive, which was mostly offset by a $0.7 million increase in pay and benefits expenses during the third quarter of 2022.

Interest Expense Interest expense was $0.3 million and $0.2 million for the third quarter of 2022 and 2021, respectively. The increase was due to an increase in outstanding debt during the third quarter of 2022 as compared to the third quarter of 2021.

Provision for Income Taxes The provision for income taxes was $1.4 million and $0.8 million for the third quarter of 2022 and 2021, respectively. The increase in the provision for income tax was largely due to the increase in income before taxes. Our effective tax rate for the three months ended September 30, 2022 and 2021 was 26.3% and 26.4%, respectively.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

	(in thousands)
	2022	% of sales(1)	2021	% of sales
Net sales	$307,230	100.0%	$280,517	100.0%
Cost of sales	104,754	34.1%	86,957	31.0%
Gross profit	202,476	65.9%	193,560	69.0%
Selling, general and administrative expenses	182,459	59.4%	175,880	62.7%
Income from operations	20,017	6.5%	17,680	6.3%
Interest expense	(786)	(0.3)%	(517)	(0.2)%
Income before income taxes	19,231	6.3%	17,163	6.1%
Provision for income taxes	(4,981)	(1.6)%	(4,197)	(1.5)%
Net income	$14,250	4.6%	$12,966	4.6%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the nine months ended September 30, 2022 increased $26.7 million, or 9.5%, compared with the nine months ended September 30, 2021. Sales increased at comparable stores by 9.5% during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021, primarily due to an increase in average ticket driven by higher prices.

Gross Profit Gross profit for the nine months ended September 30, 2022 increased $8.9 million, or 4.6%, compared with the nine months ended September 30, 2021. The gross margin rate was 65.9% and 69.0% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in the gross margin rate was primarily due to an increase in the cost of our products driven by vendor cost increases and higher international freight rates, which were partially offset by an increase in our selling prices.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the nine months ended September 30, 2022 increased $6.6 million, or 3.7%, compared with the nine months ended September 30, 2021. The increase in selling, general, and administrative expenses was primarily due to a $5.5 million increase in pay and benefits, a $1.7 million increase in marketing expenses, and a $1.0 million increase in software and IT expenses that were partially offset by a $1.9 million decrease in depreciation expense. The increase in pay and benefits included a $9.5 million increase in wages and benefits resulting from an increase in staffing levels, sales commissions and benefits costs. This increase was partially offset by a $4.0 million decrease in bonus expenses due to a reduction in accruals for annual incentives and a decrease in sales bonuses.

Interest Expense Interest expense was $0.8 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was due to the increase in outstanding debt during the nine months ended September 30, 2022.

Provision for Income Taxes Provision for income taxes increased $0.8 million for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 due to an increase in pretax income and a decrease in the tax benefits recognized with respect to restricted stock vestings. Our effective tax rate for the nine months ended September 30, 2022 and 2021 was 25.9% and 24.5%, respectively.

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

The reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2022 and 2021 is as follows:

	(in thousands)
	Three Months Ended
	September 30,
	2022	% of sales(1)	2021	% of sales
Net income	$3,823	3.9%	$2,175	2.4%
Interest expense	319	0.3%	204	0.2%
Provision for income taxes	1,361	1.4%	779	0.8%
Depreciation and amortization	6,157	6.3%	6,689	7.3%
Stock based compensation	563	0.6%	560	0.6%
Adjusted EBITDA	$12,223	12.6%	$10,407	11.3%

(1) Amounts do not foot due to rounding.

	(in thousands)
	Nine Months Ended
	September 30,
	2022	% of sales	2021	% of sales(1)
Net income	$14,250	4.6%	$12,966	4.6%
Interest expense	786	0.3%	517	0.2%
Provision for income taxes	4,981	1.6%	4,197	1.5%
Depreciation and amortization	19,011	6.2%	20,948	7.5%
Stock based compensation	1,617	0.5%	1,859	0.7%
Adjusted EBITDA	$40,645	13.2%	$40,487	14.4%

(1) Amounts do not foot due to rounding.

The calculation of pretax return on capital employed is as follows:

	(in thousands)
	September 30,
	2022(1)	2021(1)
Income from Operations (trailing twelve months)	$22,947	$20,355

Total Assets	347,454	353,491
Less: Accounts payable	(30,597)	(16,909)
Less: Income tax payable	(915)	(222)
Less: Other accrued liabilities	(41,534)	(40,322)
Less: Lease liability	(132,660)	(144,787)
Less: Other long-term liabilities	(4,756)	(4,511)
Capital Employed	$136,992	$146,740

Pretax Return on Capital Employed	16.8%	13.9%

(1) Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $12.4 million of cash and cash equivalents at September 30, 2022, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity for purchasing additional merchandise inventory, maintaining our existing stores, and general corporate purposes.

On September 30, 2022, Holdings and its operating subsidiary, The Tile Shop, LLC, and certain subsidiaries of each entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto, including Fifth Third Bank (the “Credit Agreement”).  The Credit Agreement provides the us with a senior credit facility consisting of a $75.0 million revolving line of credit through September 30, 2027.  Borrowings pursuant to the Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on the Rent Adjusted Leverage Ratio (as defined in the Credit Agreement).   Borrowings outstanding as of September 30, 2022 were SOFR-based interest rate loans.  The SOFR-based interest rate was 4.54% on September 30, 2022.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. We were in compliance with the covenants as of September 30, 2022.

The Credit Agreement supersedes and replaces in its entirety our prior senior credit facility with Bank of America, N.A. dated September 18, 2018. We drew on the revolving line of credit pursuant to the Credit Agreement to refinance all of the existing revolving line of credit and interest outstanding under our prior credit facility, as well as pay $0.4 million in debt issuance costs in connection with the Credit Agreement. Debt issuance costs are classified as other current assets and other assets in the Consolidated Balance Sheet and amortized on a straight line basis over the life of the Credit Agreement. We recorded a $0.1 million charge in interest expense to write-off certain unamortized deferred financing fees associated with the September 18, 2018 credit facility as of the date of the payoff.

Borrowings outstanding consisted of $30.4 million on the revolving line of credit as of September 30, 2022. As of September 30, 2022, there was $44.6 million available for borrowing on the revolving line of credit, which may be used for purchasing additional merchandise inventory, maintaining our stores, and general corporate purposes.

We believe that our cash flow from operations, together with our existing cash and cash equivalents and borrowings available under our Credit Agreement, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months and our long-term liquidity requirements.

Capital Expenditures

Capital expenditures were $10.3 million and $8.9 million for the nine months ended September 30, 2022 and 2021, respectively. Capital expenditures in 2022 were primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Cash flows

The following table summarizes our cash flow data for the nine months ended September 30, 2022 and 2021.

	(in thousands)
	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$7,185	$44,390
Net cash used in investing activities	(10,340)	(8,933)
Net cash provided by (used in) financing activities	8,771	(821)

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2022 was $7.2 million compared with $44.4 million during the nine months ended September 30, 2021. The decrease was primarily attributable to an increase in inventory purchases in 2022 and other working capital changes.

Investing activities

Net cash used in investing activities totaled $10.3 million for the nine months ended September 30, 2022 compared with $8.9 million for the nine months ended September 30, 2021. Cash used in investing activities during the nine months ended September 30, 2022 was primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Financing activities

Net cash provided by financing activities was $8.8 million for the nine months ended September 30, 2022 compared with $0.8 million of net cash used for the nine months ended September 30, 2021. The increase in cash provided by financing activities during the third quarter of 2022 was primarily due to $70.4 million of borrowings on our line of credit. Financing cash inflows attributable to borrowings on the line of credit were partially offset by $45.0 million of debt repayments and $15.5 million of share repurchases during the nine-month period ending September 30, 2022.

Cash and cash equivalents totaled $12.4 million at September 30, 2022 compared with $9.4 million at December 31, 2021. Working capital was $49.7 million at September 30, 2022 compared with $29.4 million at December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 16, 2022, we announced that our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $30.0 million of our outstanding shares of common stock using a variety of methods, including, but not limited to, open market purchases, privately negotiated transactions, or purchases pursuant to a 10b5-1 plan. On August 16, 2022, pursuant to the stock repurchase program, we entered into a written stock repurchase plan (the “Plan”), providing for repurchases of up to $30.0 million of our outstanding shares of common stock, in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act. In October 2022, we completed repurchases under the Plan.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(in thousands) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (4)
July 1, 2022 - July 31, 2022	13,765	(1)	$3.26	-	$-
August 1, 2022 - August 31, 2022	48,691	(2)	3.26	39,416	29,845
September 1, 2022 - September 30, 2022	4,124,106	(3)	3.71	4,055,176	14,552
	4,186,562		$3.70	4,094,592	$14,552

(1)We withheld a total of 13,765 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants as allowed by the 2012 Omnibus Award Plan. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(2)We withheld a total of 913 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants as allowed by the 2021 Omnibus Equity Compensation Plan. Additionally, 3,437 shares and 4,925 shares were forfeited when vesting conditions were not met in accordance with the terms of the 2012 Omnibus Award Plan and 2021 Omnibus Equity Compensation Plan, respectively, and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. We also repurchased 39,416 shares of our common stock under the Plan for approximately $0.2 million, excluding brokerage commissions, or an average price of $3.94 per share.

(3)We cancelled 45,812 shares and 23,118 shares that were forfeited when vesting conditions were not met in accordance with the terms of the 2012 Omnibus Award Plan and 2021 Omnibus Equity Compensation Plan, respectively, and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. We also repurchased 4,055,176 shares of our common stock under the Plan for approximately $15.2 million, excluding brokerage commissions, or an average price of $3.77 per share.

(4)Represents the approximate dollar value of shares that may be purchased under the $30.0 million share repurchase program approved by our Board of Directors on August 16, 2022. Subsequent to the end of the quarter, we completed the share repurchase program. In total, 7,805,226 shares were repurchased for $30.0 million, excluding brokerage commissions, or an average share price of $3.84 per share (or for $30.2 million, inclusive of brokerage commission, or an average share price of $3.87 per share).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The following table sets forth, as of October 31, 2022, information regarding beneficial ownership of our common stock by each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

We have based our calculation of the percentage of beneficial ownership on 44,362,399 shares of our common stock outstanding on October 31, 2022.

Unless otherwise noted below, the address for each of the shareholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Peter J. Jacullo III, Director(1)	8,392,568	18.9%
Peter H. Kamin, Chairman of the Board(2)	6,918,096	15.6%
Cannell Capital LLC(3)	3,147,164	7.1%
Savitr Capital LLC(4)	2,770,535	6.2%

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

10.1+

Credit Agreement, dated as of September 30, 2022, by and among The Tile Shop, LLC, as borrower and loan party, Tile Shop Holdings, Inc., Tile Shop Lending, Inc., and The Tile Shop of Michigan, LLC, as guarantors and loan parties, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2022).

10.2+

Pledge and Security Agreement, dated as of September 30, 2022, by and among The Tile Shop, LLC, Tile Shop Holdings, Inc., Tile Shop Lending, Inc., and The Tile Shop of Michigan, LLC, as grantors, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2022).

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
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

+ Schedules and exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5). The Company will provide a copy of any omitted schedule or exhibit to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: November 3, 2022	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: November 3, 2022	By:	/s/ KARLA LUNAN
Karla Lunan
Chief Financial Officer