Form 10-K
period 2022-12-31
TILE SHOP HOLDINGS, INC.
filed 2023-03-02
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately: $111,232,323.

As of February 27, 2023, the registrant had 44,363,205 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, or an amendment to this Form 10-K, which the Company intends to file with the SEC within 120 days after the fiscal year end covered by this report.

TILE SHOP HOLDINGS, INC. FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

The Tile Shop, LLC (“The Tile Shop”) was founded in 1985 and Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, including The Tile Shop, the “Company” or “we”) was incorporated in Delaware in June 2012. We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. Our assortment includes over 6,000 products from around the world. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, metal and luxury vinyl tile. The majority of our tile products are sold under our proprietary Rush River and Fired Earth brand names. We purchase our tile products, accessories and tools directly from our global network of suppliers. We manufacture our own setting and maintenance materials, such as thinset, grout and sealer, under our Superior brand name, as well as work with other suppliers to manufacture private label products. As of December 31, 2022, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

In 2022, we reported net sales and income from operations of $394.7 million and $22.6 million, respectively. Our 2021 and 2020 net sales were $370.7 million and $325.1 million, respectively, and our 2021 and 2020 income from operations was $20.6 million and $6.4 million, respectively. As of December 31, 2022 and 2021, we had total assets of $345.8 million and $340.8 million, respectively.

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

Customer Service and Satisfaction – Our sales personnel are highly-trained and knowledgeable about the technical and design aspects of our products. In addition, we provide one-on-one installation training as required to meet customer needs. We accept returns up to two months following the date of the sale, with no restocking fees.

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

Strategic Plan

We are committed to carrying an outstanding assortment, offering unsurpassed customer service, and showcasing excellence within our industry. These principles have always been core to our strategy and will continue to be as we move into 2023.

Key elements of our 2023 strategy include:

People First – We pride ourselves on offering the best service in our industry, and our employees are the key to our success. We are committed to investing in training and development programs to further enhance the skill sets of all employees. We are also continuing to take steps to improve engagement, communication and collaboration across our teams.

Focused Retail Execution – We believe profitable growth is tied to our ability to leverage best practices and technology to improve productivity in each of our store locations. We have defined critical success measures, tactics to drive improvement in each area of focus, and reporting processes to monitor progress.

Supply Chain – We strive to increase efficiencies within our distribution channels and transparency of product availability throughout our distribution center and store locations. This enhances our ability to provide the best service in our industry and deliver products our customers desire wherever they may need it.

Assortment Management –We curate an industry leading assortment, which is a foundational aspect of our strategy. Our assortment includes good, better, and best options for our customers within each of the product categories we carry in our stores and online. We continue to focus on maintaining an assortment that differentiates our brand.

Sales Model

We principally sell our products directly to homeowners and professionals. With regard to individual customers, we believe that due to the average cost and relative infrequency of a tile purchase, many of our individual customers conduct extensive research using multiple channels before making a purchase decision. Our sales strategy emphasizes customer service by providing comprehensive and convenient educational tools on our website and in our stores for our customers to learn about our products and the tile installation process. Our website contains a broad range of information regarding our tile products, setting and maintenance materials, and accessories. Customers can order samples, view catalogs, or purchase products from our stores or online. Customers can choose to have their purchases delivered or picked up at one of our stores. We believe this strategy also positions us well with professional customers who are influenced by the preferences of individual homeowners.

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

Products

We offer an extensive and complete assortment of natural stone and man-made tile products, sourced directly from our suppliers. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, metal and luxury vinyl tile. Our wide assortment of accessories, including trim pieces, mosaics, pencils, listellos, and other unique products, encourages our customers to make a fashion statement with their tile project and helps us to deliver a high level of customer satisfaction and drive repeat business. We also offer a broad range of setting and maintenance materials, such as thinset, grout, sealers, and accessories, including installation tools, shower and bath shelves, drains, and similar products. We also offer customers delivery service through third-party freight providers. We sell most of our products under our proprietary brand names, including Superior Adhesives & Chemicals, Superior Tools & Supplies, Rush River, and Fired Earth. In total, we offer over 6,000 different tile products, setting and maintenance materials, and accessory products. The percentage of our net sales represented by each product category was as follows for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Man-made tiles	51%	48%
Natural stone tiles	25	28
Setting and maintenance materials	15	14
Accessories	7	8
Delivery service	2	2
	100%	100%

Suppliers

We have long-standing relationships with our suppliers throughout the world and work with them to design and manufacture products exclusively for us. We believe that these direct relationships differentiate us from our competitors.

We currently purchase tile products from approximately 197 different suppliers. Our top ten tile suppliers accounted for 48% of our tile purchases in 2022. Our largest supplier accounted for 9% of our total purchases in 2022. We believe that alternative and competitive suppliers are available for many of our products. The percentage of our total purchases from the following continents was as follows for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
North America	34%	27%
Europe	37	37
Asia	24	30
South America	4	4
Africa	1	2
	100%	100%

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

Human Capital

We believe that our employees are our strongest competitive advantage and the high-quality service that they provide sets us apart from others in our industry. As of December 31, 2022, we had 1,387 employees, 1,233 of whom were full-time and none who were represented by a union. This includes 1,004 employees who work in our stores, 123 who work in corporate, store support, infrastructure or similar functions, and 260 who work in our distribution and manufacturing facilities.

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

We believe that our growth was achieved in part through the effectiveness of our marketing strategy, which uses a variety of marketing channels, tactics and methods to reach a qualified audience. Our diversified strategy includes traditional media advertising in print and direct mail, digital media through online advertising, social media marketing, search engine optimization, email marketing, influencer marketing and content marketing, which involves creating and distributing brand content such as blogs and videos. In addition, our limited use of discount and promotional offers could fail to attract customers, resulting in a decrease in store traffic. Our diversified marketing strategy could further increase our expenses as a result of the increased number of channels needing funding. If our marketing strategies fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our net sales and operating results.

In addition, there has been a substantial increase in the use of social media platforms by consumers. Negative commentary regarding us or the products we sell may be posted on social media platforms or other electronic means at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. Any harm to us or the products we sell may be immediate without allowing us an opportunity for redress or correction.

Risks Related to our Business, Operations and Financial Condition

Numerous economic factors, including inflation, our exposure to the U.S. housing industry, and the potential decrease in consumer spending, could adversely affect us.

Economic conditions, including inflation and weakness in the U.S. housing industry, could decrease consumer discretionary spending and could adversely affect our financial performance. Consumer prices have experienced their largest percentage increases since 1981, and the United States Federal Reserve has raised, and is expected to further increase, interest rates in response to concerns about inflation. This may have the effect of further increasing economic uncertainty and heightening the risks caused by volatility in financial markets, which may result in economic recession. We believe that our tile sales are affected by the strength of the U.S. housing industry. Downturns in the U.S. housing industry could have a material adverse effect on our financial results, business, and prospects. Similarly, a substantial portion of the products we offer are products that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macroeconomic conditions that affect consumer spending, including discretionary spending. Difficult macroeconomic conditions also affect our customers’ ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs, could reduce consumer spending or change consumer purchasing habits. Accordingly, slowdowns in the U.S. or global economy, including the possibility of recession, or an uncertain economic outlook, could materially adversely affect consumer spending habits and could have a material adverse effect on our financial results, business, and prospects.

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

Our business, financial condition, and results of operations have been, and may continue to be, affected by various economic factors. Reduced access to credit may adversely affect the ability of consumers to purchase our products. This potential reduction in access to credit may adversely impact our ability to offer customers credit card financing through third-party credit providers on terms similar to those offered currently, or at all. In addition, economic conditions, including decreases in access to credit, may result in financial difficulties, leading to restructuring, bankruptcies, liquidations and other unfavorable events for our customers, which may adversely impact our industry, business, and results of operations.

The burden of incurring debt under our existing credit facility could adversely affect us and make us more vulnerable to adverse economic or industry conditions.

We entered into a new credit facility with JPMorgan Chase Bank, N.A. on September 30, 2022. As of December 31, 2022, we had $45.4 million outstanding on our revolving line of credit, leaving $28.3 million available for future borrowings. The terms of our credit facility could have serious consequences for us, including limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements, expansion strategy, or other needs and increasing our vulnerability to, and reducing our flexibility in planning for, adverse changes in economic, industry, and competitive conditions. Our credit facility also contains negative covenants that limit our ability to engage in specified types of transactions, including, among other things, our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. A breach of any of these covenants could result in an event of default under our credit facility, which would allow the lender to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit or seek amendments to our debt agreements that would provide for terms more favorable to our lenders, which we may have to accept under the circumstances. If we are unable to repay any amounts due, our lenders under our credit facility could proceed against the collateral granted to it to secure that indebtedness. In addition, any future increase in the level of our indebtedness will likely increase our interest expense, which could negatively impact our profitability, and we are vulnerable to changes in variable interest rates.

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

Our results have been, and may continue to be, affected by the prices of the materials used in the manufacture of tile, setting and maintenance materials, and related accessories that we sell; for instance, during 2022, cost increases relating to sourcing our products were greater than the price increases we implemented, resulting in a decrease in gross margin from 2021. These prices may fluctuate based on a number of factors beyond our control, including: oil prices, changes in supply and demand, general economic conditions, supply chain disruptions, labor costs, including those resulting from labor shortages, competition, import duties, tariffs, currency exchange rates, inflation, geopolitical conditions such as the Russia-Ukraine conflict and the resulting sanctions imposed by the U.S. and other countries, and government regulation. For instance, many of our vendors implemented price increases in response to inflationary cost pressures, which, combined with escalated international shipping rates, resulted in an increase in the cost of our inventory and corresponding pressure on our gross margin rates. While we seek to manage price and availability risks related to supplies through procurement strategies, these efforts may not be successful, and we may experience adverse impacts due to rising prices of such products. In addition, energy costs have fluctuated dramatically in the past and may continue to do so in the future. These fluctuations may result in an increase in our transportation costs for distribution from the manufacturer to our distribution centers and from our regional distribution centers to our stores, utility costs for our distribution and manufacturing centers and stores, and overall costs to purchase products from our suppliers.

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

The threat or occurrence of one or more natural disasters or other extreme weather events, the nature, frequency and severity of which may be negatively impacted by climate change, and the threat or outbreak of terrorism, civil unrest, political instability, such as the Russia-Ukraine conflict, a public health epidemic or pandemic, such as the ongoing COVID-19 pandemic, or other hostilities, conflicts or similar adverse events could materially adversely affect our financial performance. These events may disrupt supply chains, resulting in increased costs and shipping delays, increase costs of energy and raw materials, result in damage to, or destruction or closure of, our stores, distribution centers and other properties or those of our suppliers, customers and other business partners, as well as injuries or loss of life. Such events can also adversely affect our work force and prevent employees and customers from reaching our stores and other properties, can modify consumer purchasing patterns and decrease disposable income, and can disrupt or disable portions of our supply chain and distribution network. Although preventative measures may help to mitigate damage, we cannot provide any assurance that any measures we may take will be successful, and delays in recovery may be significant. In addition, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance.

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

The ongoing COVID-19 pandemic has created significant volatility, uncertainty and economic disruption across the world. In response to the COVID-19 pandemic, governmental authorities have implemented numerous measures to try to contain the virus, some of which have been extended or reimplemented as a result of ongoing waves of COVID-19 cases, with additional challenges resulting from the emergence of new variants of COVID-19. Such measures have impacted, and may continue to affect, our workforce, operations, suppliers and customers. While we have suspended many of the remedial measures we took in the months following the onset of COVID-19, it may be necessary to implement remedial measures such as temporary store closures, reduced store hours, workforce reductions or other steps to conserve cash and curtail other selling general and administrative expenses. There is no certainty that any remedial measures we may take in the future will be sufficient to mitigate the risks posed by COVID-19. Further, such measures could potentially materially adversely affect our business, financial condition and results of operations and create additional risks for us. In addition, any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a variety of factors, such as any additional waves of COVID-19 infections and breakthrough infections.

The effects of climate change may adversely impact our business.

Rising global average temperatures due to increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and the increased frequency, intensity and duration of extreme weather events (such as floods, droughts, wildfires and severe storms) could, among other things, adversely impact the ability to extract natural stones from quarries, which is a key resource for a number of our products, disrupt the operation of our supply chain and the productivity of manufacturers on which we rely, disrupt retail operations and foot traffic in consumer markets, damage or destroy our stores, and increase our product costs. In addition, the impacts of climate change on global water resources may result in water scarcity, which could in the future impact our ability, and the ability of our suppliers, particularly those involved in quarrying activities, to access sufficient quantities of water in certain locations and result in increased costs.

Further, the long-term impacts of climate change, including transition risks such as regulatory and technology changes, are expected to be widespread and unpredictable. For example, while a number of governmental bodies have introduced or are contemplating legislative or regulatory changes in response to climate change, including regulating greenhouse gas emissions, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Any changes could, among other things, affect the availability and cost of our products. We also use fuel and electricity in our operations, which could face increased regulation and cost increases as a result of climate change and other environmental concerns. These changes and their impacts could disrupt and adversely affect our operations and could have an adverse effect on our financial performance.

The increasing focus by stakeholders on environmental, social and governance (“ESG”) policies and practices could result in additional costs, and could adversely impact our reputation, consumer perception, employee retention, and willingness of third parties to do business with us.

There has been increased focus from our stakeholders, including investors, consumers and employees, on our ESG policies and practices, including corporate citizenship and sustainability. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG policies and practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board and employee diversity, human capital management, employee health and safety practices, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us.

We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices, as well as any initiatives or goals we may establish or announce, including those related to climate change. If we do establish such initiatives or goals, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving such initiatives or goals, and we will remain subject to climate change risks regardless. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainability investments over the achievement of any such initiatives or goals based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. As a result, the effects of climate change and increased focus by stakeholders on ESG matters could have short- and long-term impacts on our business and operations. Inconsistency of legislation and regulations among jurisdictions and expected additional regulations may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change where we operate.

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

Any failure by the U.S. federal government to increase the debt ceiling or any government shutdown could adversely affect the U.S. and global economy and our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States or globally. The U.S. federal government hit its borrowing limit, or debt ceiling, on January 19, 2023. If the government fails to increase the debt limit, the U.S. government’s sovereign credit rating may be downgraded and the U.S. government could default on its debts, which could adversely affect the U.S. and global financial markets and economic conditions. Absent quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to further increase, which may negatively impact our ability to access the debt markets on favorable terms, or at all. In addition, disagreement over the federal budget has previously caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We source the products that we stock and sell from approximately 197 domestic and international suppliers. We source a large number of those products from foreign manufacturers, including 48% of our products from a group of ten suppliers located in Asia, Europe and the United States. Our largest supplier accounted for approximately 9% of our total purchases in 2022. We generally take title to these products sourced from foreign suppliers overseas and are responsible for arranging shipment to our distribution centers.

During 2022, many of our vendors increased their prices in response to inflationary cost pressures, which, combined with escalated international shipping rates, resulted in an increase in the cost of our inventory and corresponding pressure on our gross margin rates. Geopolitical conditions, such as the current Russia-Ukraine conflict, may lead to additional price increases and shipping delays. In response to this cost pressure, we have adjusted and may continue to adjust our pricing; however, we cannot provide any assurance that our attempts to mitigate the impact of price increase imposed by our vendors will be successful or that customers will continue to purchase our products at adjusted prices.

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

The risks associated with direct sourcing from overseas manufacturers may be higher than the risks associated with our traditional domestic suppliers. Foreign sourcing subjects us to a number of risks, including long lead times; work stoppages; shipping delays and interruptions; product quality issues; employee rights issues; other social concerns; public health crises; political instability; acts of terrorism or war, including the Russia-Ukraine conflict; economic disruptions; the imposition of tariffs, including those imposed by the United States on goods imported from China and Russia, duties, quotas, import and export controls and other trade restrictions, as well as the possibility of a global trade war; changes in governmental policies, including potential adverse changes in tax laws and regulations; uncertainty surrounding the enforcement of laws (if any) relating to the protection of intellectual property or data security; and other events. Additionally, reductions in the value of the U.S. dollar or revaluation of foreign currencies used, as well as volatile market conditions arising from economic conditions, including the impact of the COVID-19 pandemic and Russia-Ukraine conflict, could ultimately increase the prices that we pay for our products. Any of these events could have a material adverse effect on us.

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

Our business strategy depends on offering a wide assortment of compelling products to our customers. We sell, among other things, products made from various natural stones from quarries throughout the world. Our ability to obtain an adequate volume and quality of hard-to-find products depends on our suppliers’ ability to furnish those products, which, in turn, could be affected by many things, including the exhaustion of stone quarries or the impact of water scarcity, natural disasters or other extreme weather events, which may be impacted by climate change, on the ability to access or efficiently extract resources from such quarries. If our suppliers cannot deliver sufficient products, and we cannot find replacement suppliers, our net sales and operating results may be adversely affected.

Our success is highly dependent on our ability to provide timely delivery to our customers, and any disruption in our delivery capabilities or our related planning and control processes may adversely affect our operating results.

Our success is due in part to our ability to deliver products quickly to our customers, which requires successful planning and distribution infrastructure, including ordering, transportation and receipt processing, and the ability of suppliers to meet distribution requirements. Our ability to maintain this success depends on the continued identification and implementation of improvements to our planning processes, distribution infrastructure, and supply chain. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant, and any failure to maintain, grow, or improve them could adversely affect our operating results. Our business has been, and could continue to be, adversely affected if there are delays in product shipments due to freight difficulties, strikes, or other difficulties at our suppliers’ principal transport providers, or otherwise, including as a result of ongoing supply chain disruptions and labor shortages.

We depend on a few key employees, and if we lose the services of these employees, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, and sales personnel who share our values and are able to operate effectively and consistent with our culture. We have had changes in our senior management team over the past few years and have promoted or hired new employees to fill certain roles. Our inability to effectively integrate the newly-hired senior managers into our business processes, controls, systems and culture could have a material adverse effect on us. If any of our key employees ceases to be employed by us, we would need to hire additional qualified personnel and could experience delays in filling those roles. Our ability to successfully hire other experienced and qualified key employees cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. As a result, the loss or unavailability of any of our key employees could have a material adverse effect on us. In addition, ineffective succession planning could result in unexpected costs, reduced productivity and/or difficulties with respect to internal processes and controls.

If we fail to hire, train, and retain qualified store managers, sales associates, and other employees, our enhanced customer service could be compromised and we could lose sales to our competitors.

A key element of our competitive strategy is to provide product expertise to our customers through our extensively trained, commissioned sales associates. We may be constrained in hiring and retaining sufficient qualified employees to support our strategy due to general labor shortages in our industry. In addition, a lack of qualified personnel or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain qualified employees. If we are unable to attract and retain qualified personnel and managers as needed in the future, including qualified sales personnel, our level of customer service may decline, which may decrease our revenues and profitability.

Our ability to control labor costs is limited, which may negatively affect our business.

Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates, inflationary pressures, the impact of legislation or regulations governing healthcare benefits or labor relations, and health and other insurance costs. If our labor and/or benefit costs increase, we may not be able to hire or maintain qualified personnel to the extent necessary to execute our competitive strategy, which could adversely affect our results of operations.

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

We must comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently, and such changes can impose significant costs and other burdens of compliance on our business and suppliers. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, environmental issues, including the impact of climate change, or compliance with the Foreign Corrupt Practices Act could have an adverse impact on our financial condition and results of operations. In addition, changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations could increase our cost of doing business. The evolving and at times overlapping regulatory regimes to which the Company is subject may change at any time, including as a result of changes in the U.S. political environment; for instance, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue, including the adoption of the Inflation Reduction Act of 2022, which includes a new corporate alternative minimum tax of 15% for certain large companies, and the reduction in the corporate income tax rate resulting from the Tax Cuts and Jobs Act enacted into U.S. law in December 2017 could be reduced or rescinded by future tax law changes. In addition, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions. Any such initiatives, restrictions and requirements could restrict, or require us to make changes to, our operating activities, which could increase our operating costs, require us to make capital improvements to our properties, increase our energy, supply and transportation costs or limit their availability, or otherwise adversely affect our results of operations, liquidity or capital resources, and these effects could be material to us.

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

We do not control the operations of our suppliers. Accordingly, we cannot guarantee that our suppliers will comply with applicable environmental, labor, anti-corruption and other laws and regulations or operate in a legal, ethical, and responsible manner. Violation of environmental, labor, anti-corruption or other laws by our suppliers or their failure to operate in a legal, ethical, or responsible manner could reduce demand for our products if, as a result of such violation or failure, we attract negative publicity. Further, such conduct could expose us to legal risks as a result of the purchase of products from non-compliant suppliers.

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

In connection with payment card sales and other transactions, including bank cards, debit cards, credit cards and other merchant cards, we process and transmit confidential banking and payment card information. Additionally, as part of our normal business activities, we collect and store sensitive personal information related to our employees, customers, suppliers and other parties. Despite our security measures, our information technology and infrastructure, and that of third parties upon which we rely, may be vulnerable to criminal cyber-attacks or security incidents due to employee or service provider error, third-party action, including actions of foreign actors, which risk may be exacerbated by the current Russia-Ukraine conflict and U.S. and international response, insider attacks, phishing or denial-of-service attacks, ransomware or other malware, social engineering, malfeasance, other unauthorized physical or electronic access, or other vulnerabilities. Any such incidents could compromise our networks, or those of our vendors, or disrupt our or our vendors’ critical systems, and the information stored there, such as personal identification information or funds, could be accessed, publicly disclosed, lost, corrupted or stolen. Third parties may have the technology and know-how to breach the security of this information, and our security measures and those of our banks, merchant card processing and other technology suppliers may not effectively prohibit others from obtaining improper access to this information. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures.

We also incur costs in order to comply with cybersecurity or data privacy regulations or with requirements imposed by business partners. Data privacy and cybersecurity laws in the United States and internationally are constantly changing, and the implementation of these laws has become more complex. In order to comply with current or newly enacted laws, we may be subject to increased costs as a result of continually evaluating our policies and processes and adapting to new requirements that are or become applicable to us. For instance, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and could damage our competitive position and cause the loss of customers. In addition, any such breach, or any material failure on our part to comply with applicable laws, could subject us to litigation, government investigation or enforcement actions or other regulatory sanctions, regulatory penalties or fines, or costly response measures, and we may not have adequate insurance coverage to compensate us for any losses relating to such events. Any such occurrence could have a material adverse effect on us.

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

In order to better manage our business, we have invested in, and expect to continue to invest in, our information systems. In doing so, we must select the correct investments and implement them in an efficient manner. The costs, potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations. For instance, we may experience occasional system interruptions and delays, as a result of routine maintenance, periodic updates, implementation of new technology or other factors, that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties. Furthermore, these initiatives might not provide the anticipated benefits or provide them in a delayed or unexpectedly costly manner. Accordingly, issues relating to our selection and implementation of information technology initiatives may negatively impact our business and operating results.

Risks Related to Ownership of Our Common Stock

We may be unable to maintain our listing on The Nasdaq Stock Market LLC (“Nasdaq”) and may incur additional costs as a result of our Nasdaq listing.

Our common stock currently trades on Nasdaq. We cannot provide any assurance that we will be able to continue to satisfy Nasdaq’s continued listing requirements and standards to which we are subject. A delisting of our common stock could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future. In addition, we incur, and may incur additional, costs as a result of compliance with Nasdaq’s rules and requirements.

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

•variations in general economic conditions, including the impact of the COVID-19 pandemic and the possibility of an economic recession;

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

We suspended our quarterly dividend program and completed our stock repurchase program; as such, appreciation in the price of our common stock may be the only method to realize a return on your investment.

In October 2019, we suspended our quarterly cash dividend program and cancelled our then-existing stock repurchase program to focus on debt reduction and continued investment in strategic initiatives. Since then, we have paid a special cash dividend of $0.65 per share in November 2021, but have not resumed our quarterly cash dividend. In addition, in August 2022, our Board approved a $30 million share repurchase plan, and we completed purchases under the plan in October 2022. Any future determination with respect to the payment of dividends or stock repurchases is at the discretion of our Board and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends and issuer stock repurchases in the United States, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our Board of Directors. We can provide no assurance that we will pay any dividends to our stockholders in the future, or as to the amount of any such dividends, or that we will engage in additional stock repurchases. Our election not to pay a quarterly dividend or repurchase stock may negatively impact our reputation, our stock price, and investor confidence in us.

Concentration of ownership may have the effect of delaying or preventing a change in control.

Our directors and executive officers, together with their affiliates, beneficially hold approximately 36.1% of our outstanding shares of common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, we operated 142 stores located in 31 states and the District of Columbia with an average square footage of approximately 20,000 square feet. The table below sets forth the store locations (alphabetically by state) of our 142 stores in operation as of December 31, 2022.

State	Stores	State	Stores	State	Stores	State	Stores
Arizona	4	Illinois	12	Minnesota	7	Oklahoma	2
Arkansas	1	Indiana	4	Missouri	4	Pennsylvania	5
Colorado	4	Iowa	1	Nebraska	1	Rhode Island	1
Connecticut	3	Kansas	1	New Jersey	7	South Carolina	2
Delaware	1	Kentucky	3	New Mexico	1	Tennessee	4
District of Columbia	1	Maryland	5	New York	8	Texas	17
Florida	5	Massachusetts	4	North Carolina	5	Virginia	7
Georgia	4	Michigan	7	Ohio	8	Wisconsin	3
						Total	142

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on Nasdaq under the symbol “TTSH.”

As of February 27, 2023, we had approximately 391 holders of record of our common stock. This figure does not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

As of February 27, 2023, we had 44,363,205 shares of common stock outstanding. The last reported sales price for our common stock on February 27, 2023 was $5.54.

Dividends Paid Per Share

In 2021 we paid a special cash dividend of $0.65 per share to stockholders of record on November 19, 2021. Any future determination with respect to the payment of dividends is at the discretion of our Board of Directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends in the United States, contractual restrictions contained in our credit agreement and other factors deemed relevant by our Board of Directors. We can provide no assurance that we will pay any dividends to our stockholders in the future, or as to the amount of any such dividends.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on our equity compensation plans, refer to Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

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

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (3)
October 1, 2022 - October 31, 2022	3,721,961	(1)	$3.92	(1)	3,710,634	-
November 1, 2022 - November 30, 2022	3,437	(2)	0.00	(2)	-	-
December 1, 2022 - December 31, 2022	-		-		-	-
	3,725,398		$3.91		3,710,634	-

(1)We withheld a total of 7,890 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan (the “2012 Plan”) and the 2021 Omnibus Equity Compensation Plan (the “2021 Plan” and, together with the 2012 Plan, the “Plans”). We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. We repurchased an additional 3,437 shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program. We also repurchased 3,710,634 shares of our common stock under the Plan for approximately $14.6 million, excluding brokerage commissions, or an average price of $3.92 per share.

(2)We repurchased 3,437 shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Plan. We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(3)Represents the approximate dollar value of shares that may be purchased under the $30.0 million share repurchase program approved by our Board of Directors on August 16, 2022. We completed the share repurchase program during the fourth quarter. In total, 7,805,226 shares were repurchased for $30.0 million, excluding brokerage commissions, or an average share price of $3.84 per share (or for $30.2 million, inclusive of brokerage commission, or an average share price of $3.87 per share).

Stock Performance Graph

The graph and table below present our cumulative total stockholder returns relative to the performance of the S&P SmallCap 600 and the Dow Jones U.S. Furnishings Index for the period commencing December 31, 2017 and ending December 31, 2022, the last trading day of fiscal year 2022. The comparison assumes $100 invested at the close of trading on December 31, 2017 in (i) our common stock, (ii) the stocks comprising the S&P SmallCap 600, and (iii) the stocks comprising the Dow Jones U.S. Furnishings Index. All values assume that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

	Tile Shop Holdings, Inc.	S&P SmallCap 600	Dow Jones U.S. Furnishings Index
December 31, 2017	$100.00	$100.00	$100.00
December 31, 2018	$58.81	$90.25	$56.57
December 31, 2019	$18.79	$109.07	$76.64
December 31, 2020	$47.82	$119.51	$78.00
December 31, 2021	$80.37	$149.71	$101.31
December 31, 2022	$49.37	$123.63	$67.57

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from (i) our audited financial statements included elsewhere in this report as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021, and 2020 and (ii) our audited financial statements not included elsewhere in this report as of December 31, 2020, 2019, and 2018 and for the years ended December 31, 2019 and 2018. The following selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	As of December 31, or for the year ended December 31,
	2022	2021	2020	2019	2018
	(in thousands, except per share data)
Statement of Income Data
Net sales	$394,702	$370,700	$325,057	$340,351	$357,254
Cost of sales	135,765	117,570	103,532	104,232	105,915
Gross profit	258,937	253,130	221,525	236,119	251,339
Selling, general and administrative expenses	236,328	232,520	215,149	237,476	233,201
Income (loss) from operations	22,609	20,610	6,376	(1,357)	18,138
Interest expense	(1,579)	(656)	(1,874)	(3,792)	(2,690)
Other income	-	-	-	12	152
Income (loss) before income taxes	21,030	19,954	4,502	(5,137)	15,600
(Provision) benefit for income taxes	(5,327)	(5,180)	1,529	674	(5,158)
Net income (loss)	$15,703	$14,774	$6,031	$(4,463)	$10,442
Earnings (loss) per share	$0.32	$0.29	$0.12	$(0.09)	$0.20
Weighted average shares outstanding (diluted)	49,247	51,085	50,584	50,624	52,089
Balance Sheet Data
Cash and cash equivalents	$5,948	$9,358	$9,617	$9,104	$5,557
Inventories	120,952	97,175	74,296	97,620	110,095
Total assets	345,822	340,758	342,690	399,814	297,630
Lease obligations(1)	131,219	138,451	149,901	158,718	576
Total debt(2)	45,400	5,000	-	63,000	53,000
Total stockholders' equity	108,769	122,224	139,062	130,899	146,347
Working capital	63,112	29,369	27,850	52,329	79,774
Cash Flow Data
Net cash provided by operating activities	$2,715	$39,691	$65,596	$38,563	$18,170
Net cash used in investing activities	(14,027)	(11,070)	(1,968)	(26,390)	(34,143)
Net cash provided by (used in) financing activities	9,114	(28,902)	(63,329)	(8,622)	14,931
Other Selected Financial Data (unaudited)
Dividends paid per share	$-	$0.65	$-	$0.15	$0.20
Adjusted EBITDA(3)	49,583	50,255	39,953	34,846	49,355
Adjusted EBITDA margin(3)	12.6%	13.6%	12.3%	10.2%	13.8%
Gross margin rate(4)	65.6%	68.3%	68.1%	69.4%	70.4%
Operating income (loss) margin(5)	5.7%	5.6%	2.0%	(0.4)%	5.1%
Comparable store sales (decline) growth(6)	6.5%	13.8%	(5.6)%	(4.6)%	(0.6)%
Stores open at end of period	142	143	142	142	140

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

(6)Comparable store sales growth (decline) is the percentage change in sales of comparable stores period-over-period. A store is considered comparable on the first day of the 13th full month of operation. When a store is relocated, it is excluded from the comparable store sales growth calculation. Comparable store sales growth (decline) amounts include total charges to customers less any actual returns. We include the change in the allowance for anticipated sales returns applicable to comparable stores in the comparable store sales calculation. Comparable store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses. Company management believes the comparable store sales growth (decline) metric provides useful information to both management and investors to evaluate the Company’s performance, the effectiveness of its strategy and its competitive position.

Reconciliation of Non-GAAP Adjusted EBITDA to GAAP Net Income (Loss)

The reconciliation of Adjusted EBITDA to net income (loss) for the years ended December 31, 2018 through December 31, 2022 is as follows:

	Years Ended December 31,
	2022	2021	2020	2019	2018
	(in thousands)
Net income (loss)	$15,703	$14,774	$6,031	$(4,463)	$10,442
Interest expense	1,579	656	1,874	3,792	2,690
Provision (benefit) for income taxes	5,327	5,180	(1,529)	(674)	5,158
Depreciation & amortization	25,142	27,379	31,336	33,546	28,396
Stock based compensation	1,832	2,266	2,241	2,645	2,669
Adjusted EBITDA	$49,583	$50,255	$39,953	$34,846	$49,355

Adjusted EBITDA as a percentage of net sales for the years ended December 31, 2018 through December 31, 2022 is as follows:

	Years Ended December 31,
	2022	2021	2020	2019(1)	2018(1)
	% of net sales
Net income (loss)	4.0%	4.0%	1.9%	(1.3)%	2.9%
Interest expense	0.4	0.2	0.6	1.1	0.8
Provision (benefit) for income taxes	1.3	1.4	(0.5)	(0.2)	1.4
Depreciation & amortization	6.4	7.4	9.6	9.9	7.9
Stock based compensation	0.5	0.6	0.7	0.8	0.7
Adjusted EBITDA	12.6%	13.6%	12.3%	10.2%	13.8%

(1)Amounts do not foot due to rounding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than is included in the following discussion. This report contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this report relate to, among other things, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; an overall decline in the health of the economy, the tile industry, consumer confidence and spending, and the housing market, including as a result of rising inflation or interest rates, the possibility of an economic recession, or the COVID-19 pandemic; our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including its effect on general economic conditions and credit markets, the supply chain and product availability, labor, and customer traffic to our stores; the impact of ongoing supply chain disruptions and inflationary cost pressures, including increased materials, labor, energy, and transportation costs and decreased discretionary consumer spending; our ability to successfully implement our strategic plan and realize the anticipated benefits of our strategic plan; our ability to successfully anticipate consumer trends; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining financing due to market conditions resulting from the COVID-19 pandemic, geopolitical conditions, including any failure by the U.S. federal government to increase the debt ceiling, and other economic factors; supply costs and expectations, including the continued availability of sufficient products from our suppliers, risks related to relying on foreign suppliers, and the potential impact of the COVID-19 pandemic and the Russia-Ukraine conflict on, among other things, product availability and pricing and timing and cost of deliveries; our expectations with respect to ongoing compliance with the terms of the credit facility, including increasing interest rates; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental or climate change-related requirements; the impact of corporate citizenship and ESG matters; labor shortages and our expectations regarding the effects of employee recruiting, training, mentoring, and retention on our ability to recruit and retain employees; tax-related risks; the potential impact of cybersecurity breaches or disruptions to our management information systems; our ability to successfully implement our information technology and other digital initiatives; our ability to effectively manage our online sales; costs and adequacy of insurance; the potential impact of natural disasters, which may worsen or increase due to the effects of climate change, and other catastrophic events; risks inherent in operating as a holding company; fluctuations in material and energy costs, including recent increases in, and ongoing volatility of, oil and gas prices; the potential outcome of any legal proceedings; and risks related to ownership of our common stock.

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

•our ability to access additional capital when and as needed;

•our ability to attract and retain qualified personnel;

•changes in general economic, business and industry conditions, including any economic downturn or recession;

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

Overview

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of December 31, 2022, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

The table below sets forth information about our net sales, operating income and stores opened from 2020 to 2022.

	For the year ended December 31,
	2022	2021	2020
	(in thousands, except store data)
Net sales	$394,702	$370,700	$325,057
Income from operations	$22,609	$20,610	$6,376
Net cash provided by operating activities	$2,715	$39,691	$65,596
New stores opened during period	-	1	-

Our operating results are heavily dependent upon the prices paid to acquire manmade and natural store products from our vendors around the world. The cost to source our products has increased over the last couple of years due to an increase in international freight rates and vendor price increases, due in part to higher labor costs, energy prices, and other inflationary pressures. In early 2022, we were able to take steps to raise prices to pass along the cost increases we were seeing. During the second half of 2022, we observed a slowing demand following increases in interest rates and a decrease in existing home sales. In response to the macroeconomic headwinds, we took a more conservative approach to adjusting prices during the second half of 2022. This dynamic contributed to a 6.5% increase in sales at comparable stores during 2022, which was largely due to an increase in average ticket and partially offset by a decrease in volume. Additionally, the cost increases experienced in 2022 outpaced the price increases that were passed on to our customers, which resulted in a decrease in gross margin rates from 68.3% in 2021 to 65.6% in 2022.

While the inflationary backdrop created headwinds for our business, we were able to take steps to control selling, general and administrative spending. Overall, selling, general and administrative expenses increased by $3.8 million or 1.6% to $236.3 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was largely driven by an $8.2 million increase in wages and benefits, primarily due to higher staffing levels, that was partially offset by a $6.5 million decrease in bonuses due to lower levels of annual incentives and sales bonuses. Additionally, marketing expenses increased by $2.1 million and IT related expenses increased by $1.4 million. These increases were partially offset by a $2.2 million decrease in depreciation expense. Asset impairment charges also decreased $0.3 million from $0.7 million in 2021 to $0.4 million in 2022.

On August 16, 2022, we announced that our Board of Directors approved a $30.0 million share repurchase plan. We completed the repurchase plan during the fourth quarter. In total, 7.8 million shares were repurchased for $30.2 million, inclusive of brokerage commissions, or an average price of $3.87 per share.

During 2022, our inventory balance increased by $23.8 million to $121.0 million as of December 31, 2022. Over the course of the year, we were able to successfully take steps to pull purchases forward ahead of announced price supplier price increases. We have seen significant improvements in our in-stock levels as compared to 2021; however, the increase in inventory combined with the share repurchase activity contributed to a $40.4 million increase in the debt balance from December 31, 2021 to 2022.

During the fourth quarter of 2022, we launched a new line of luxury vinyl tile products in all of our stores. Industry reports indicate that luxury vinyl tile has been the fastest growing hard surface product category over the last decade. Many of our customers have started to gravitate toward this offering for certain rooms in their home. While these lines typically carry a lower gross margin profile than other tile products we carry in our assortment, we believe the gross margin contraction that may occur will be beneficial if we are able to grow our overall gross profit dollars. Overall, we are pleased with the early results following the launch. As of the end of the quarter, luxury vinyl tile sales represented less than 5% of our overall sales mix.

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

Cost of Sales – Cost of sales consists primarily of material costs, freight, customs and duty fees, and storage and delivery of product to the customers, as well as physical inventory losses and costs associated with manufacturing of setting and maintenance materials.

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

Income Taxes – We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

	2022	% of sales	2021	% of sales
	($ in thousands)
Net sales	$394,702	100.0%	$370,700	100.0%
Cost of sales	135,765	34.4%	117,570	31.7%
Gross profit	258,937	65.6%	253,130	68.3%
Selling, general and administrative expenses	236,328	59.9%	232,520	62.7%
Income from operations	22,609	5.7%	20,610	5.6%
Interest expense	(1,579)	(0.4)%	(656)	(0.2)%
Income before income taxes	21,030	5.3%	19,954	5.4%
(Provision) benefit for income taxes	(5,327)	(1.3)%	(5,180)	(1.4)%
Net income	$15,703	4.0%	$14,774	4.0%

Net Sales – Net sales increased $24.0 million, or 6.5%, in 2022 compared to 2021. Sales at comparable stores increased by 6.5% during 2022. The increase in annual sales was primarily due to an increase in average ticket size driven by higher selling prices and partially offset by a decrease in volume.

Gross Profit – Gross profit increased $5.8 million, or 2.3%, in 2022 compared to 2021. The gross margin rate was 65.6% and 68.3% for 2022 and 2021, respectively. The decrease in gross margin rate was primarily due to an increase in the cost of our products driven by supplier cost increases and higher international freight rates, which was partially offset by an increase in our selling prices.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased $3.8 million, or 1.6%, in 2022 compared to 2021. The increase was largely driven by an $8.2 million increase in wages and benefits, primarily due to higher staffing levels, that was partially offset by a $6.5 million decrease in bonuses due to lower levels of annual incentives and sales bonuses. Additionally, marketing expenses increased by $2.1 million and IT related expenses increased by $1.4 million. These increases were partially offset by a $2.2 million decrease in depreciation expense. Asset impairment charges also decreased $0.3 million from $0.7 million in 2021 to $0.4 million in 2022.

Interest Expense – Interest expense increased $0.9 million in 2022 compared to 2021. The increase in interest expense was primarily due to a higher level of average debt in 2022 and an increase in interest rates.

Provision (Benefit) for Income Taxes – The provision for income taxes increased $0.1 million for 2022 compared to 2021 due to an increase in pretax income. Our effective tax rate was 25.3% in 2022 and 26.0% in 2021.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

A detailed discussion of the fiscal year 2021 performance compared to fiscal year 2020 is set forth in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020,” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 3, 2022, which discussion is incorporated herein by reference.

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

The reconciliation of Adjusted EBITDA to net income for the years ended December 31, 2022 and 2021 follows:

	Years Ended December 31,
	2022	2021
	(in thousands)
Net income	$15,703	$14,774
Interest expense	1,579	656
Provision for income taxes	5,327	5,180
Depreciation & amortization	25,142	27,379
Stock based compensation	1,832	2,266
Adjusted EBITDA	$49,583	$50,255

Adjusted EBITDA as a percentage of net sales for the years ended December 31, 2022 and 2021 follows:

	Years Ended December 31,
	2022	2021
	% of net sales
Net income	4.0%	4.0%
Interest expense	0.4	0.2
Provision for income taxes	1.3	1.4
Depreciation & amortization	6.4	7.4
Stock based compensation	0.5	0.6
Adjusted EBITDA	12.6%	13.6%

The calculation of pretax return on capital employed is as follows:

($ in thousands)	December 31,
	2022(1)	2021(1)
Income from operations	$22,609	$20,610

Total Assets	348,720	353,008
Less: Accounts payable	(28,752)	(20,785)
Less: Income tax payable	(818)	(297)
Less: Other accrued liabilities	(39,951)	(41,358)
Less: Lease liability	(130,852)	(141,925)
Less: Other long-term liabilities	(4,618)	(4,865)
Capital Employed	$143,729	$143,778

Pretax Return on Capital Employed	15.7%	14.3%

(1)Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal sources of liquidity include $5.9 million of cash and cash equivalents at December 31, 2022, cash provided by operating activities and borrowings available under our credit facility. We expect to use this liquidity for purchasing additional merchandise inventory, maintaining our existing stores, reducing outstanding debt and general corporate purposes.

On September 30, 2022, Holdings and its operating subsidiary, The Tile Shop, and certain subsidiaries of each entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto, including Fifth Third Bank (the “Credit Agreement”). The Credit Agreement provides us with a senior credit facility consisting of a $75.0 million revolving line of credit through September 30, 2027. Borrowings pursuant to the Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit

Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on the Rent Adjusted Leverage Ratio (as defined in the Credit Agreement). Borrowings outstanding as of December 31, 2022 were SOFR-based interest rate loans. The SOFR-based interest rate was 5.80% on December 31, 2022.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. We were in compliance with the covenants as of December 31, 2022.

The Credit Agreement superseded and replaced in its entirety our prior senior credit facility with Bank of America, N.A. dated September 18, 2018. We drew on the revolving line of credit pursuant to the Credit Agreement to refinance all of the existing revolving line of credit and interest outstanding under our prior credit facility, as well as pay $0.4 million in debt issuance costs in connection with the Credit Agreement. Debt issuance costs are classified as other current assets and other assets in the Consolidated Balance Sheet and amortized on a straight line basis over the life of the Credit Agreement. We recorded a $0.1 million charge in interest expense to write-off certain unamortized deferred financing fees associated with the September 18, 2018 credit facility as of the date of the payoff.

Borrowings outstanding consisted of $45.4 million on the revolving line of credit as of December 31, 2022. As of December 31, 2022, there was $28.3 million available for borrowing on the revolving line of credit, which may be used for purchasing additional merchandise inventory, maintaining our stores, and general corporate purposes.

We also have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. The standby letters of credit totaled $2.4 million on both December 31, 2022 and December 31, 2021. As of December 31, 2022, $1.3 million of the standby letter of credit balance was secured by the revolving line of credit. The remaining $1.1 million letter of credit balance was secured by a $1.2 million deposit balance held by the issuing bank that has been classified as Restricted Cash on the Consolidated Balance Sheet as of December 31, 2022.

During 2023, we expect to use cash for maintaining our existing stores, opening new stores, purchasing additional merchandise inventory, and general corporate purposes. Additionally, as described further in Note 6 of the Notes to the Consolidated Financial Statements, as of December 31, 2022, our lease liability under operating leases totaled $131.2 million. Contractual lease payments range from $16.9 million to $37.8 million on an annual basis over the next five years. We are also obligated to fund certain self-insured employee benefits, including our medical and workers’ compensation plans. As of December 31, 2022, accrual balances related to our estimated workers’ compensation claims and medical claims totaled $2.0 million and $1.1 million, respectively. Additionally, we have contractual obligations related to software service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at December 31, 2022 for purchase obligations were $3.5 million. Amounts due under these arrangements in 2023 and 2024 total $1.7 million and $1.3 million, respectively.

We currently believe that our cash and cash equivalents, cash flows from operations and access to cash under our credit facility will be adequate to meet our ongoing operating requirements over the next twelve months and our long-term liquidity requirements.

Capital Expenditures

The following table summarizes our capital expenditures during the years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
	2022	2021	2020
	(in millions)
New store building, existing store remodels and store merchandising investments	$7.6	$7.1	$1.5
Information technology infrastructure	2.8	2.4	-
Distribution and manufacturing facilities	3.6	1.6	0.5
General corporate	-	-	-
	$14.0	$11.1	$2.0

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

Cash Flows

The following table summarizes our cash flow for the years ended December 31, 2022, 2021 and 2020.

	For the year ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$2,715	$39,691	$65,596
Net cash used in investing activities	(14,027)	(11,070)	(1,968)
Net cash provided by (used in) financing activities	9,114	(28,902)	(63,329)

Operating Activities

Cash flows from operating activities provide us with a significant source of liquidity. Net cash provided by operating activities was $2.7 million, $39.7 million, and $65.6 million in 2022, 2021 and 2020, respectively. The decrease in operating cash flows in 2022 compared to 2021 was primarily due an increase in inventory combined with lower levels of accounts payable, accrued expenses and other liabilities as of December 31, 2022 when compared to December 31, 2021.

Investing Activities

Net cash used in investing activities was $14.0 million, $11.1 million and $2.0 million in 2022, 2021 and 2020, respectively. The increase in investing activities in 2022 was due to an increase in capital expenditures during 2022 to invest in store remodels, store merchandising, distribution, internal fleet and information technology assets.

Financing Activities

Net cash provided by (used in) financing activities was $9.1 million, ($28.9) million and ($63.3) million in 2022, 2021 and 2020, respectively. Cash provided by financing activities during 2022 included $90.4 million of borrowings against our line of credit net of $50.0 million of payments against the line of credit and $30.2 million of share repurchases.

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

Recognition of Revenue

Description: Revenues are recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration received in exchange for those goods or services. We recognize service revenue, which consists primarily of freight charges for home delivery, when the service has been rendered. We are required to charge and collect sales and other taxes on sales to our customers and remit these taxes back to government authorities. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales tax.

Judgement and uncertainties involved in the estimate: Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical returns. Our process to establish a sales return reserve contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future sales returns and exchanges. Merchandise exchanges are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

Effect if actual results differ from the assumptions: Actual return trends have not varied significantly from estimated amounts in prior periods. However, if the nature of sales returns changes significantly, our sales could be adversely impacted. A 10% change in in our sales returns reserves and related return assets at December 31, 2022 would have had a $0.3 million net impact on operating income during fiscal 2022.

Inventory Valuation and Shrinkage

Description: Our inventory consists of manufactured items and purchased merchandise held for resale. Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. We capitalize the cost of inbound freight, duties, and receiving and handling costs to bring purchased materials into our distribution network. The labor and overhead costs incurred in connection with the production process are included in the value of manufactured finished goods.

Judgement and uncertainties involved in the estimate: We provide provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. These estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sell through and changes in actual shrinkage trends.

Effect if actual results differ from the assumptions: We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate our inventory provisions. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material. A 10% change in in our inventory valuation and shrinkage reserves at December 31, 2022 would have had a $0.1 million net impact on operating income during fiscal 2022.

Property, Plant and Equipment

Description: Property, plant and equipment are carried at cost less accumulated depreciation, which is amortized over the useful life of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease period (including expected renewal periods). Property, plant, equipment, and right of use assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets, which typically occurs at an individual store level. An impairment loss is recognized when estimated undiscounted future cash flows from the operations and/or disposition of the assets are less than the carrying amount.

Judgement and uncertainties involved in the estimate: Significant assumptions used in developing undiscounted cash flow analyses include estimates of future sales, gross margin and operating expenses. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. Significant assumptions used in the fair value analyses include estimates of future sales, gross margin, operating expenses, comparable market rents and discount rates.

Effect if actual results differ from the assumptions: If actual results are not consistent with our estimates and assumptions used in determining future cash flows and asset fair values, we may be exposed to losses that could be material. During the fiscal years ended December 31, 2022, 2021 and 2020, the Company recorded asset impairment charges of $0.4 million, $0.7 million and $2.2 million, respectively, which were classified in selling, general and administrative expenses.

Income Taxes

Description: Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Judgement and uncertainties involved in the estimate: We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

Effect if actual results differ from the assumptions: If future taxable income is insufficient to realize the benefit of tax assets and loss carryforwards, we may be exposed to losses that could be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include inflation, interest rate risk, credit concentration risk and foreign currency exchange risk.

Inflation

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Our operating results are heavily dependent upon the prices paid to acquire manmade and natural stone products from our vendors around the world. Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use and other costs, including freight and labor costs. The cost to source our products has increased over the last couple of years due to an increase in international freight rates and vendor price increases, due in part to higher labor costs, energy prices and other inflationary pressures. Global inflation has increased during 2022, and the conflict in Ukraine and other geopolitical tensions and economic uncertainties have exacerbated inflationary pressures, including causing increases in the prices for goods and services and exacerbating global supply chain disruptions, which have resulted in, and may continue to result in, shortages in materials and services and related issues. Higher rates of inflation may have an adverse effect on our ability to maintain historical levels of gross profit and selling, general and administrative expenses as a percentage of revenues if the selling prices of our products do not increase with these increased costs. Historically, we have generally been able over time to offset, in whole or in part, the effects of inflation and price fluctuations through sales price increases and production efficiencies associated with technological enhancements and volume growth; however, we cannot reasonably estimate our ability to offset any increases in raw material prices or freight or labor costs or other inflationary pressures in the future. Such sustained inflationary pressures may have an adverse effect on our business, financial condition and results of operations if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operation. We are also exposed to interest rate risk in connection with borrowings under our credit facility. Borrowings pursuant to our Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on the Rent Adjusted Leverage Ratio (as defined in the Credit Agreement). Borrowings outstanding as of December 31, 2022 were SOFR-based interest rate loans. The SOFR-based interest rate was 5.80% on December 31, 2022. Based upon balances and interest rates as of December 31, 2022, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.5 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.5 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our subsidiary based in China and on the purchase of goods in Chinese yuan. Purchases made in Chinese yuan were less than 15% of our total inventory purchases in both 2022 and 2021. Our exposure to foreign currency rate fluctuations is not significant to our financial condition or results of operations.

We currently do not engage in any exchange rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in these transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the reports of our independent registered public accounting firm, as listed under Part IV, Item 15. “Exhibits and Financial Statement Schedules,” are included as a separate section of this report beginning on page 36 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 and have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (“COSO”). Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Ernst & Young, LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2022. See “Report of Independent Registered Public Accounting Firm – Opinion on Internal Control over Financial Reporting” of this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

The following table sets forth, as of February 27, 2023, information regarding beneficial ownership of our common stock by each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

We have based our calculation of the percentage of beneficial ownership on 44,363,205 shares of our common stock outstanding on February 27, 2023.

Unless otherwise noted below, the address for each of the shareholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Peter J. Jacullo III, Director(1)	8,392,568	18.9%
Peter H. Kamin, Chairman of the Board(2)	6,918,096	15.6%
Fund 1 Investments, LLC(3)	3,387,190	7.6%
Savitr Capital LLC(4)	2,770,535	6.2%
Monomoy(5)	2,531,463	5.7%
Cannell Capital LLC(6)	2,453,327	5.5%

(1)Based on a Schedule 13D/A filed with the SEC on January 13, 2023 by JWTS, Inc. (“JWTS”), Peter J. Jacullo III, and the Katherine D. Jacullo Children’s 1993 Irrevocable Trust (the “Jacullo Trust”) and a Form 4 filed by Mr. Jacullo with the SEC on June 16, 2022. JWTS directly holds 3,191,180 shares of common stock and has sole voting and dispositive power with respect to such shares. Mr. Jacullo is the President and sole member of the board of directors of JWTS, holds sole voting and dispositive power over the securities held by JWTS, and may be deemed to beneficially own the securities held by JWTS. The Jacullo Trust directly holds 4,706,489 shares of common stock and has sole voting and dispositive power with respect to such shares. Mr. Jacullo is a co-trustee of the Jacullo Trust, holds shared voting and dispositive power over the securities held by the Jacullo Trust, and may be deemed to beneficially own the securities held by the Jacullo Trust. Mr. Jacullo disclaims beneficial ownership of the shares of common stock held by the Jacullo Trust, except to the extent of his pecuniary interest therein. Mr. Jacullo directly holds 494,899 shares of common stock over which he has sole voting and dispositive power, including 21,689 shares of unvested restricted common stock.

(2)Based on a Schedule 13D/A filed with the SEC on January 13, 2023 by Peter H. Kamin and a Form 4 filed by Mr. Kamin with the SEC on June 16, 2022. Includes (i) 1,695,320 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003, of which Peter H. Kamin is the trustee; (ii) 1,033,733 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997, of which Mr. Kamin is the trustee; (iii) 117,453 shares of common stock held by the Peter H. Kamin Family Foundation, of which Mr. Kamin is the trustee; (iv) 328,711 shares of common stock held by the Peter H. Kamin GST Trust, of which Mr. Kamin is the trustee; (v) 333,495 shares of common stock held by 3K Limited Partnership, of which Mr. Kamin is the general partner; and (vi) 3,409,384 shares of common stock directly held by Mr. Kamin, including 41,209 shares of unvested restricted common stock. Mr. Kamin has sole voting and dispositive power over all such shares.

(3)Based on a Schedule 13G filed with the SEC on January 10, 2023 by Fund 1 Investments, LLC, as of December 31, 2022, Fund 1 Investments, LLC held shared voting and dispositive power over 3,387,190 shares of common stock. The shares are held for the benefit of private investment vehicles for which Pleasant Lake Partners LLC serves as investment adviser. Fund 1 Investments, LLC serves as managing member of Pleasant Lake Partners LLC. Jonathan Lennon serves as managing member of Fund 1 Investments, LLC. Each of Fund 1 Investments, LLC, Pleasant Lake Partners LLC and Mr. Lennon disclaims beneficial ownership of the shares except to the extent of its or his pecuniary interest therein. The business address of Fund 1 Investments, LLC is 100 Carr 115 Unit 1900, Rincon, Puerto Rico 00677.

(4)Based on a Schedule 13G filed with the SEC on January 28, 2020 by Savitr Capital LLC (“Savitr”), Savitr holds shared voting and dispositive power over 2,770,535 shares of common stock. The business address of Savitr is 600 Montgomery Street, 47th Floor, San Francisco, California 94111.

(5)Based on a Schedule 13G filed with the SEC on February 14, 2023, by Monomoy Capital Partners IV, L.P. (“MCP IV”), Monomoy Capital Partners IV Parallel, L.P. (“MCP IV Parallel”), Monomoy General Partner IV, L.P. (“GP IV”), Monomoy Ultimate GP II, LLC (“Ultimate GP II”), Monomoy Ultimate GP Holdings, LLC (“Ultimate GP Holdings”), Daniel Collin, Justin Hillenbrand (together with Mr. Collin, Ultimate GP Holdings, Ultimate GP II, GP IV, MCP IV Parallel and MCP IV, the “Monomoy Reporting Persons”), the Monomoy Reporting Persons hold shared voting and dipositive power over the shares reported as held. MCP IV directly holds 1,603,643.44 shares of common stock. MCP IV Parallel directly holds 927,819.56 shares of common stock. GP IV is the general partner of MCP IV and MCP Parallel IV. Ultimate GP II is the general partner of GP IV. Ultimate GP Holdings is the sole member of Ultimate GP II. Ultimate GP Holdings is managed by its members, Mr. Collin and Mr. Hillenbrand. As a result of the foregoing relationships, each of GP IV, Ultimate GP II, Ultimate GP Holdings, Mr. Collin and Mr. Hillenbrand may be deemed to beneficially own the shares of common stock directly held by MCP IV and MCP IV Parallel. Each of Mr. Collin and Mr. Hillenbrand disclaims beneficial ownership of the shares of common stock held by MCP IV and MCP IV Parallel. The business address of the Monomoy Reporting Persons is 1 Greenwich Office Park, Building 1S, 2nd Floor, Greenwich, Connecticut 06831.

(6)Based on a Schedule 13G/A filed with the SEC on February 13, 2023 by Cannell Capital LLC and J. Carlo Cannell, as of December 31, 2022, Cannell Capital LLC and Mr. Cannell held shared voting and dispositive power over 2,453,327 shares of common stock. Cannell Capital LLC acts as an investment adviser. Mr. Cannell is the managing member of Cannell Capital LLC. The business address of the reporting persons is 245 Meriwether Circle, Alta, Wyoming 83414.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders, which is currently scheduled to be held on June 13, 2023 (the “Proxy Statement”), or an amendment to this Form 10-K, which we intend to file with the SEC within 120 days after the fiscal year end covered by this report. Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

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

•Proposal 1 – Election of Directors – Committees of the Board of Directors – Compensation Committee Interlocks and Insider Participation

•Proposal 1 – Election of Directors – Information Regarding the Board of Directors and Corporate Governance – Oversight of Risk Management

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following section of the Proxy Statement is incorporated herein by reference:

•Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

The following table presents our equity compensation plan information as of December 31, 2022:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	558,067	(1)	11.22	3,864,901	(2)
Equity compensation plans not approved by stockholders	-		-	-
Total	558,067		11.22	3,864,901

(1)Represents shares of common stock to be issued upon exercise of outstanding options to purchase common stock granted pursuant to our Plans as of December 31, 2022.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tile Shop Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tile Shop Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2023 expressed an unqualified opinion thereon.

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

As described in Notes 1, 3 and 6 to the consolidated financial statements, the Company’s long-lived assets consisted of consolidated property, plant and equipment, net of $71.1 million and consolidated operating lease right of use assets balance of $118.5 million as of December 31, 2022. For the year ended December 31, 2022, the Company recorded an impairment charge of $0.4 million. The Company evaluates if there are indicators of impairment for long-lived assets in accordance with Accounting Standards Codification 360, Property, Plant, and Equipment when events and circumstances indicate that the long-lived assets may be impaired. The Company’s first step is to determine whether indicators of impairment exist in its long-lived assets (leasehold improvements and operating lease right of use assets) at the individual retail store level, which is the lowest level at which cash flows can be identified. If indicators of impairment are identified for any retail stores, the Company evaluates if the projected undiscounted cash flows to be generated by those stores are less than their carrying amounts. When this is the case, the Company compares the calculated fair value of the respective retail store to its carrying value. If fair value is less than the carrying value, an impairment loss is recorded.

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

March 2, 2023

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tile Shop Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Tile Shop Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tile Shop Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated March 2, 2023 expressed an unqualified opinion thereon.

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
March 2, 2023

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2022 and 2021

(dollars in thousands, except per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,948	$9,358
Restricted cash	1,811	655
Receivables, net	3,411	3,202
Inventories	120,952	97,175
Income tax receivable	3,859	6,923
Other current assets, net	10,422	9,769
Total Current Assets	146,403	127,082
Property, plant and equipment, net	71,095	82,285
Right of use asset	118,501	123,101
Deferred tax assets	6,536	6,953
Other assets	3,287	1,337
Total Assets	$345,822	$340,758

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,506	$30,884
Income tax payable	3	390
Current portion of lease liability	27,866	28,190
Other accrued liabilities	31,916	38,249
Total Current Liabilities	83,291	97,713
Long-term debt, net	45,400	5,000
Long-term lease liability, net	103,353	110,261
Other long-term liabilities	5,009	5,560
Total Liabilities	237,053	218,534

Stockholders’ Equity:
Common stock, par value: $0.0001; authorized: 100,000,000 shares; issued and outstanding: 44,377,445 and 51,963,377 shares, respectively	4	5
Preferred stock, par value: $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in-capital	127,997	126,920
Accumulated deficit	(19,180)	(4,713)
Accumulated other comprehensive (loss) income	(52)	12
Total Stockholders' Equity	108,769	122,224
Total Liabilities and Stockholders' Equity	$345,822	$340,758

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2022, 2021 and 2020

(dollars in thousands, except per share data)

	2022	2021	2020
Net sales	$394,702	$370,700	$325,057
Cost of sales	135,765	117,570	103,532
Gross profit	258,937	253,130	221,525
Selling, general and administrative expenses	236,328	232,520	215,149
Income from operations	22,609	20,610	6,376
Interest expense	(1,579)	(656)	(1,874)
Income before income taxes	21,030	19,954	4,502
(Provision) benefit for income taxes	(5,327)	(5,180)	1,529
Net income	$15,703	$14,774	$6,031

Income per common share:
Basic	$0.32	$0.29	$0.12
Diluted	$0.32	$0.29	$0.12

Weighted average shares outstanding:
Basic	48,855,701	50,393,980	49,957,356
Diluted	49,247,047	51,085,463	50,583,742

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2022, 2021 and 2020

(dollars in thousands)

	2022	2021	2020
Net income	$15,703	$14,774	$6,031
Currency translation adjustment	(64)	24	58
Other comprehensive (loss) income	(64)	24	58
Comprehensive income	$15,639	$14,798	$6,089

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except per share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss) income	Total
Balance at January 1, 2020	50,806,674	$5	$156,482	$(25,518)	$(70)	$130,899
Issuance of restricted shares	1,090,759	-	-	-	-	-
Cancellation of restricted shares	(116,594)	-	-	-	-	-
Stock based compensation	-	-	2,241	-	-	2,241
Tax withholdings related to net share settlements of stock based compensation awards	(79,759)	-	(167)	-	-	(167)
Foreign currency translation adjustments	-	-	-	-	58	58
Net income	-	-	-	6,031	-	6,031
Balance at December 31, 2020	51,701,080	$5	$158,556	$(19,487)	$(12)	$139,062
Issuance of restricted shares	421,547	-	-	-	-	-
Cancellation of restricted shares	(24,018)	-	-	-	-	-
Stock based compensation	-	-	2,266	-	-	2,266
Tax withholdings related to net share settlements of stock based compensation awards	(135,232)	-	(953)	-	-	(953)
Dividends paid ($0.65 per share)	-	-	(32,949)	-	-	(32,949)
Foreign currency translation adjustments	-	-	-	-	24	24
Net income	-	-	-	14,774	-	14,774
Balance at December 31, 2021	51,963,377	$5	$126,920	$(4,713)	$12	$122,224
Issuance of restricted shares	610,480	-	-	-	-	-
Cancellation of restricted shares	(264,513)	-	-	-	-	-
Stock based compensation	-	-	1,832	-	-	1,832
Tax withholdings related to net share settlements of stock based compensation awards	(126,673)	-	(755)	-	-	(755)
Repurchases of common stock	(7,805,226)	(1)	-	(30,170)	-	(30,171)
Foreign currency translation adjustments	-	-	-	-	(64)	(64)
Net income	-	-	-	15,703	-	15,703
Balance at December 31, 2022	44,377,445	$4	$127,997	$(19,180)	$(52)	$108,769

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2022, 2021 and 2020

(dollars in thousands)

	For the years ended,
	2022	2021	2020
Cash Flows From Operating Activities
Net income	$15,703	$14,774	$6,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,142	27,379	31,336
Amortization of debt issuance costs	427	304	473
Loss on disposals of property, plant and equipment	-	82	-
Impairment charges	423	720	2,155
Non-cash lease expense	25,779	24,832	24,025
Stock based compensation	1,832	2,266	2,241
Deferred income taxes	417	(1,612)	1,855
Changes in operating assets and liabilities:
Receivables	(209)	(226)	394
Inventories	(23,777)	(22,879)	23,323
Other current assets, net	(2,676)	(1,128)	(327)
Accounts payable	(8,057)	15,873	(3,207)
Income tax receivable / payable	2,677	1,491	(5,020)
Accrued expenses and other liabilities	(34,966)	(22,185)	(17,683)
Net cash provided by operating activities	2,715	39,691	65,596
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(14,027)	(11,070)	(1,968)
Net cash used in investing activities	(14,027)	(11,070)	(1,968)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	(50,000)	(5,000)	(127,262)
Advances on line of credit	90,400	10,000	64,100
Dividends paid	-	(32,949)	-
Repurchases of common stock	(30,171)	-	-
Employee taxes paid for shares withheld	(755)	(953)	(167)
Debt issuance costs	(360)	-	-
Net cash provided by (used in) financing activities	9,114	(28,902)	(63,329)
Effect of exchange rate changes on cash	(56)	22	54
Net change in cash, cash equivalents and restricted cash	(2,254)	(259)	353
Cash, cash equivalents and restricted cash beginning of period	10,013	10,272	9,919
Cash, cash equivalents and restricted cash end of period	$7,759	$10,013	$10,272

Cash and cash equivalents	$5,948	$9,358	$9,617
Restricted cash	1,811	655	655
Cash, cash equivalents and restricted cash end of period	$7,759	$10,013	$10,272

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$714	$34	$407
Cash paid for interest	1,257	632	1,976
Cash paid for income taxes, net of refunds	2,231	5,298	1,608

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

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, metal and luxury vinyl tile. The majority of the tile products are sold under the Company's proprietary Rush River and Fired Earth brand names. The Company purchases tile products, accessories and tools directly from its network of suppliers. The Company manufactures its own setting and maintenance materials, such as thinset, grout and sealer, under the Superior brand name. As of December 31, 2022, the Company operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company also has a sourcing office located in China.

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $5.9 million and $9.4 million at December 31, 2022 and 2021, respectively. The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. The payments due from banks for debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $1.6 million and $1.7 million at December 31, 2022 and 2021, respectively.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or are under the terms of use for current operations are included in the restricted balance on the balance sheet.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Trade Receivables

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts on a specific identification basis and by leveraging information on historical losses, current conditions, and reasonable and supportable forecasts of future conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $0.3 million and $0.2 million as of December 31, 2022 and 2021, respectively. The Company does not accrue interest on accounts receivable.

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

Inventories were comprised of the following as of December 31:

	2022	2021
	(in thousands)
Finished goods	$119,517	$95,869
Raw materials	1,435	1,306
Total	$120,952	$97,175

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. These estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sell through and changes in actual shrinkage trends. The provision for losses related to shrinkage and other amounts was $0.7 million and $0.5 million as of December 31, 2022 and 2021, respectively.

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

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

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

•Customs and duty expenses;

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

•Depreciation and amortization; and

•Advertising costs

Stock Based Compensation

The Company recognizes expense for its stock based compensation based on the fair value of the awards on the grant date. The Company may issue incentive awards in the form of stock options, restricted stock awards and other equity awards to employees and non-employee directors. Compensation expense is recognized on a straight-line basis over the requisite service period, net of actual forfeitures. Certain awards are also subject to forfeiture if the Company fails to attain its Adjusted EBITDA or Pretax Return on Capital Employed targets. The Company adjusts the cumulative expense recognized on awards with performance conditions based on a probability of achieving the performance condition.

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

Advertising Costs

Advertising costs were $8.1 million, $6.1 million and $4.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. The

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Company’s advertising consists primarily of digital media, direct marketing, events, traditional print media and mobile advertisements and is expensed at the time the media is distributed.

Pre-opening Costs

The Company’s pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, compensation costs and promotional costs. The Company expenses pre-opening costs as incurred which are recorded in selling, general and administrative expenses. During the year ended December 31, 2022, the Company did not record any pre-opening costs. During both the years ended December 31, 2021 and 2020, the Company recorded pre-opening costs of $0.1 million.

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

The Company evaluates potential impairment losses on long-lived assets used in operations at the individual retail store level, which is the lowest level at which cash flows can be identified, when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recorded based on the excess of the carrying value of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. During the fiscal years ended December 31, 2022, 2021 and 2020, the Company recorded asset impairment charges of $0.4 million, $0.7 million and $2.2 million, respectively, which were classified in selling, general and administrative expenses.

Internal Use Software

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when there are no plans to market the software externally. Costs capitalized include external direct costs of materials and services and internal compensation costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. As of December 31, 2022 and 2021, $3.8 million and $5.0 million was included in computer equipment and software, respectively. The internal use software costs are amortized over estimated useful lives of three to seven years. There was $2.0 million, $1.5 million and $1.5 million of amortization expense related to capitalized software during the years ended December 31, 2022, 2021 and 2020, respectively.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right of use assets and lease liabilities on the consolidated balance sheets. The right of use assets and lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The right of use asset is also adjusted for any lease payments made and lease incentives. The Company’s lease terms may include options to extend or terminate the lease typically at its own discretion. The Company regularly evaluates the

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

renewal options and when such options are reasonably certain of exercise, the Company includes the renewal period in its lease term. The Company does not separate non-lease components from lease components by class of underlying assets and does not apply the recognition requirements to short term leases. Certain lease arrangements contain provisions requiring the Company to restore the leased property to its original condition at the end of the lease. The fair values of these obligations are recorded as liabilities on a discounted basis, which occurs at the time the Company enters into the lease arrangement. In the estimation of fair value, the Company uses assumptions and judgements regarding such factors as the existence of a legal obligation for an asset retirement obligation, estimated amounts and timing of settlements, discount rates and inflation rates. The costs associated with these liabilities are capitalized and depreciated over the lease term and the liabilities are accreted over the same period. Asset retirement obligations were $2.7 million and $2.9 million as of December 31, 2022 and 2021, respectively, and are included in other long-term liabilities.

Self-Insurance

The Company is self-insured for certain employee health and workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, and economic conditions. As of December 31, 2022 and 2021, an accrual of $1.1 million and $0.8 million related to estimated employee health claims was included in other accrued liabilities, respectively. As of December 31, 2022 and 2021, an accrual of $2.0 million and $2.2 million related to estimated workers’ compensation claims was included in other accrued liabilities, respectively.

The Company has standby letters of credit outstanding related to the Company's workers’ compensation and employee health insurance policies. As of both December 31, 2022 and 2021, the standby letters of credit totaled $2.4 million.

Note 2: Revenues

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenue.

The following table presents revenues disaggregated by product category:

	Years Ended December 31,
	2022	2021
Man-made tiles	51%	48%
Natural stone tiles	25	28
Setting and maintenance materials	15	14
Accessories	7	8
Delivery service	2	2
	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $11.3 million and $13.8 million as of December 31, 2022 and 2021, respectively. Revenues recognized during the year ended December 31, 2022 that were included in the customer deposit balance as of the beginning of the period were $13.7 million.

The Company extends financing to qualified professional customers who apply for credit. The accounts receivable balance was $3.4 million and $3.2 million as of December 31, 2022 and 2021, respectively. Customers who qualify for an account receive 30-day payment terms. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
	(in thousands)
Other current accrued liabilities	$4,993	$5,202
Other current assets	1,687	1,658
Sales returns reserve, net	$3,306	$3,544

Note 3: Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2022	2021
	(in thousands)
Land	$904	$904
Building and building improvements	25,835	24,755
Leasehold improvements	99,949	98,529
Furniture and fixtures	148,298	142,161
Machinery and equipment	31,261	30,461
Computer equipment and software	49,313	47,003
Vehicles	8,064	6,105
Construction in progress	1,648	684
Total property, plant and equipment	365,272	350,602
Less accumulated depreciation	(294,177)	(268,317)
Total property, plant and equipment, net	$71,095	$82,285

Depreciation expense on property and equipment, including financing leases, was $25.1 million, $27.4 million and $31.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the years ended December 31, 2022, 2021 and 2020, the Company recorded asset impairment charges of $0.4 million, $0.7 million and $2.2 million, respectively.

Note 4: Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

	2022	2021
	(in thousands)
Customer deposits	$11,315	$13,792
Sales returns reserve	4,993	5,202
Accrued wages and salaries	6,040	8,833
Payroll and sales taxes	2,286	3,796
Other current liabilities	7,282	6,626
Total other accrued liabilities	$31,916	$38,249

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Long-term Debt

Long-term debt, net of debt issuance costs, consisted of the following at December 31:

	2022	2021
	(in thousands)
Total debt obligations	$45,400	$5,000
Less: current portion	-	-
Debt obligations, net of current portion	$45,400	$5,000

On September 30, 2022, Holdings and its operating subsidiary, The Tile Shop, LLC, and certain subsidiaries of each entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto, including Fifth Third Bank (the “Credit Agreement”).  The Credit Agreement provides the Company with a senior credit facility consisting of a $75.0 million revolving line of credit through September 30, 2027.  Borrowings pursuant to the Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on The Tile Shop, LLC’s Rent Adjusted Leverage Ratio (as defined in the Credit Agreement).  Borrowings outstanding as of December 31, 2022 were SOFR-based interest rate loans.  The SOFR-based interest rate was 5.8% on December 31, 2022.

The Credit Agreement is secured by virtually all of the assets of the Company, including, but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. The Company was in compliance with the covenants as of December 31, 2022.

The Credit Agreement superseded and replaced in its entirety the Company’s prior senior credit facility with Bank of America, N.A. dated September 18, 2018. The Company drew on the revolving line of credit pursuant to the Credit Agreement to refinance all of the existing revolving line of credit and interest outstanding under the Company’s prior credit facility, as well as pay $0.4 million in debt issuance costs in connection with the Credit Agreement. Debt issuance costs are classified as other current assets and other assets in the Consolidated Balance Sheet and amortized on a straight line basis over the life of the Credit Agreement. The Company recorded a $0.1 million charge in interest expense to write-off certain unamortized deferred financing fees associated with the September 18, 2018 credit facility as of the date of the payoff.

Borrowings outstanding consisted of $45.4 million on the revolving line of credit as of December 31, 2022. As of December 31, 2022, there was $28.3 million available for borrowing on the revolving line of credit, which may be used for purchasing additional merchandise inventory, maintaining the Company’s stores, and general corporate purposes.

The Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. Standby letters of credit totaled $2.4 million as of December 31, 2022. As of December 31, 2022, $1.3 million of the standby letter of credit balance was secured by the Company’s September 30, 2022 credit facility. The Company pledged $1.2 million of cash as collateral to secure the remaining $1.1 million standby letters of credit as of December 31, 2022, which has been classified as restricted cash in the Consolidated Balance Sheet.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Leases (in thousands)	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Right of use asset	$118,501	$123,101
Total leased assets		$118,501	$123,101

Liabilities
Current
Operating	Current portion of lease liability	$27,866	$28,190
Noncurrent
Operating	Long-term lease liability, net	103,353	110,261
Total lease liabilities		$131,219	$138,451

		Year Ended December 31,
Lease cost (in thousands)	Classification	2022	2021
Operating lease cost	SG&A expenses	$33,286	$34,047
Variable lease cost(1)	SG&A expenses	14,052	14,325
Short term lease cost	SG&A expenses	424	447
Net lease cost		$47,762	$48,819

(1) Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

Maturity of Lease Liabilities (in thousands)	Operating Leases
2023	$37,848
2024	34,059
2025	28,131
2026	23,188
2027	16,863
Thereafter	21,996
Total lease payments	162,085
Less: interest	(30,866)
Present value of lease liabilities	$131,219

	Year Ended December 31,
Other Information (in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(37,587)	$(37,011)
Lease right-of-use assets obtained or modified in exchange for lease obligations	$21,302	$15,681

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted average remaining term (years)
Operating leases	5.1	5.4
Weighted average discount rate
Operating leases	7.67%	6.64%

In July 2022, the Company entered into an agreement to modify one of its store leases. The terms of the agreement required the Company to vacate the store during the fourth quarter of 2022 in exchange for a $1.4 million lease incentive payment from the landlord.  During the fourth quarter, the Company fulfilled its obligation to close the store and received the $1.4 million lease incentive payment from the landlord.  The Company recognized the $1.4 million benefit associated with the modified lease during the year ended December 31, 2022.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2022 and 2021 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	December 31, 2022	December 31, 2021
Assets		(in thousands)
Cash and cash equivalents	Level 1	$5,948	$9,358
Restricted cash	Level 1	1,811	655

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the years ended December 31, 2022, 2021 and 2020, the Company recognized charges in selling, general, and administrative expenses to write-down property, plant, and equipment and right of use assets to their estimated fair values of $0.4 million, $0.7 million and $2.2 million, respectively. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return, and market rental rates for comparable properties. Projected cash flows are considered Level 3 inputs. Market rental rates for comparable properties are considered Level 2 inputs.

During the twelve months ended December 31, 2021, the Company recorded a $1.1 million adjustment to reflect an increase in the fair value to restore leased property to its original condition at the end of the lease. The change in the estimated value of the Company’s asset retirement obligation resulted in a $1.1 million increase in property, plant and equipment, a $0.1 million increase in other current liabilities, and a $1.0 million increase in other long-term liabilities. The Company measured the fair value of its asset retirement obligation based on the estimated amounts and timing of settlements, an estimated risk adjusted rate of return, and expected inflation rates, which are considered Level 2 inputs.  The Company did not adjust its estimate of the fair value to restore leased property to its original condition during the twelve months ended December 31, 2022.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The carrying value of the Company’s borrowings under its Credit Agreement approximates fair value based upon Level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Note 8: Related Party Transactions

On July 9, 2018, Fumitake Nishi, a former Company employee and the brother-in-law of Robert A. Rucker, the Company’s former Interim Chief Executive Officer and President, former member of the Company’s Board of Directors, and former holder of more than 5% of the Company’s common stock, informed the Company he had reacquired a majority of the equity of one of its key vendors, Nanyang Helin Stone Co. Ltd (“Nanyang”). Mr. Nishi also has an ownership interest in Tilestyling Co. Ltd (“Tile Style”), a vendor from which the Company started acquiring product in 2020. Nanyang and Tile Style supply the Company with natural stone products, including hand-crafted mosaics, listellos and other accessories. The Company paid $9.2 million, $9.3 million, and $7.6 million to Nanyang in connection with purchases made during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the accounts payable due to Nanyang was $0.4 million. As of December 31, 2021, there were no amounts payable due to Nanyang. The Company paid $3.1 million, $3.5 million and $0.7 million to Tile Style in connection with purchases made during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the accounts payable balance due to Tile Style was $0.2 million. As of December 31, 2021, there were no amounts payable due to Tile Style. Mr. Nishi’s employment with the Company was terminated on January 1, 2014 as a result of several violations of the Company’s code of business conduct and ethics policy. Certain of those violations involved his undisclosed ownership of Nanyang at that time.

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

Note 9: Income per common share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, after taking into consideration all dilutive potential common shares outstanding during the period.

Basic and diluted net income per share was calculated as follows:

	2022	2021	2020
	(in thousands, except share and per share data)
Net income	$15,703	$14,774	$6,031
Weighted average shares outstanding - basic	48,855,701	50,393,980	49,957,356
Effect of dilutive securities attributable to stock based awards	391,346	691,483	626,386
Weighted average shares outstanding - diluted	49,247,047	51,085,463	50,583,742
Basic net income per share	$0.32	$0.29	$0.12
Diluted net income per share	$0.32	$0.29	$0.12
Anti-dilutive securities excluded from earnings per share calculation	640,993	884,610	1,482,552

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options:

During the years ended December 31, 2022, 2021 and 2020, the Company did not grant any stock options to its employees. Prior to 2020, the Company granted stock options to its employees that included service condition requirements. The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

Stock based compensation related to options for the years ended December 31, 2022, 2021 and 2020 was $0.1 million, $0.3 million, and $0.4 million, respectively, and was included in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2022, the total future compensation cost related to non-vested options not yet recognized in the consolidated statement of operations was less than $0.1 million and is expected to be recognized over a weighted average period of 0.1 years.

The following table summarizes stock option activity during the years ended December 31, 2022, 2021 and 2020:

	Shares	Weighted Average Exercise Price	Weighted Avg. Grant Date Fair Value	Weighted Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2020	1,253,994	$11.34	$5.31	4.7	$-
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Forfeited	(243,547)	$12.91	$5.91
Balance, December 31, 2020	1,010,447	$10.96	$5.16	4.6	$-
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Forfeited	(104,502)	$11.03	$4.90
Balance, December 31, 2021	905,945	$10.96	$5.19	3.7	$238
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Forfeited	(347,878)	$10.53	$5.45
Balance, December 31, 2022	558,067	$11.22	$4.82	4.2	$-
Exercisable at December 31, 2022	515,050	$11.63	$5.01	4.1	$-
Vested and expected to vest, December 31, 2022	558,067	$11.22	$4.82	4.2	$-

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s stock on December 31. No stock options were exercised during fiscal year 2022.

Options outstanding as of December 31, 2022 were as follows:

Range of Exercise Price				Weighted Average
			Options	Exercise Price	Remaining Contractual Life-Years
$5.00	to	$10.00	363,567	$7.03	5.61
$10.01	to	$15.00	25,000	$12.79	3.11
$15.01	to	$20.00	110,500	$17.83	1.77
$20.01	to	$25.00	51,000	$23.17	0.76
$25.01	to	$30.00	8,000	$29.44	0.56

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock:

The Company awards restricted common shares to selected employees and non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain its Adjusted EBITDA or Pretax Return on Capital Employed performance targets. The restricted common stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition.

The following table summarizes restricted stock activity during the years ended December 31, 2022, 2021 and 2020:

	Shares	Weighted Avg. Grant Date Fair Value
Nonvested, January 1, 2020	997,658	$5.23
Granted	1,090,759	$1.12
Vested	(329,326)	$5.34
Forfeited	(116,594)	$5.22
Nonvested, December 31, 2020	1,642,497	$2.48
Granted	421,547	$7.05
Vested	(742,392)	$2.61
Forfeited	(24,018)	$6.99
Nonvested, December 31, 2021	1,297,634	$3.81
Granted	610,478	$5.57
Vested	(466,298)	$3.99
Forfeited	(264,912)	$4.63
Nonvested, December 31, 2022	1,176,902	$4.46

The total expense associated with restricted stock for the years ended December 31, 2022, 2021, and 2020 was $1.7 million, $2.0 million, and $1.8 million, respectively.

During 2021, the Company granted restricted share awards subject to forfeiture on the date the Company files its annual report on Form 10-K for each of the 2021, 2022 and 2023 fiscal years if the Company fails to attain certain Adjusted EBITDA margin performance targets in 2021, 2022 and 2023. In 2022, the Company granted restricted share awards subject to forfeiture on the date the Company files its annual report on Form 10-K for each of the 2022, 2023 and 2024 fiscal years if the Company fails to attain certain Pretax Return on Capital Employed performance targets in 2022, 2023 and 2024. The Company did not attain the Adjusted EBITDA or Pretax Return on Capital Employed performance measures in 2022, and accordingly, did not record any expense in connection with the performance share awards in 2022. The Company anticipates cancelling 144,590 restricted shares date this Form 10-K is filed.

As of December 31, 2022, there was $3.2 million of total unrecognized expense related to unvested restricted stock awards, which are expected to vest, and will be expensed over a weighted average period of 1.5 years. The fair value of restricted stock granted in fiscal years 2022 and 2021 was $3.4 million and $3.0 million, respectively. The total fair value of restricted stock that vested in fiscal years 2022 and 2021 was $1.9 million and $5.4 million, respectively. Using the closing stock price of $4.38 on December 30, 2022 (the last trading day of fiscal 2022), the 1,032,312 restricted shares outstanding and expected to vest as of December 31, 2022 had an intrinsic value of $4.5 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes

The components of the provision for income taxes consisted of the following:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Current
Federal	$(3,870)	$(5,397)	$3,632
State	(1,040)	(1,390)	(190)
International	-	(4)	(31)
Total Current	(4,910)	(6,791)	3,411
Deferred
Federal	(91)	1,698	(1,522)
State	(281)	(131)	(377)
International	(45)	44	17
Total Deferred	(417)	1,611	(1,882)
Total (Provision) Benefit for Income Taxes	$(5,327)	$(5,180)	$1,529

A majority of the Company's pretax income is from domestic operations.

On March 27, 2020, the CARES Act was signed into law. As a result of the CARES Act tax law changes, for the year ended December 31, 2020, the Company recognized a $3.4 million tax benefit related to its ability to carryback net operating losses to prior years that had higher tax rates. The Company filed its carryback claim with the IRS in 2020. The Company collected $4.9 million of the carryback claim from the IRS during the year ending December 31, 2022.  In January 2023, the Company received the remaining $4.2 million balance of the carryback claim.  As of December 31, 2022, the $4.2 million refund due from the IRS related to the carryback claim was presented as an Income Tax Receivable in the Consolidated Balance Sheet.

The following table reflects the effective income tax rate reconciliation for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of the federal tax benefit	5.5	6.1	7.6
Stock based compensation	(0.5)	(1.3)	12.6
Remeasurement of deferred tax assets	-	-	(0.1)
Tax credits	(0.5)	(0.2)	(0.9)
Impact of CARES Act	-	-	(76.1)
Other	(0.2)	0.4	1.9
Effective tax rate	25.3%	26.0%	(34.0)%

The Company’s effective tax rate was 25.3%, 26.0% and (34.0)% during the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in the effective tax rate in 2022 when compared to 2021 was primarily due to a decrease in the Company’s state taxes. The increase in the effective tax rate in 2021 when compared to 2020 was due to the tax benefit recognized during 2020 following the enactment of the CARES Act, which gave the Company the ability to carry back federal net operating losses to years with a federal statutory tax rate of 35%.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Components of net deferred income taxes were as follows at December 31:

	2022	2021
	(in thousands)
Deferred income tax assets:
Section 743 carryforward	$7,764	$9,509
Inventory	2,031	1,624
Operating lease liabilities	33,901	36,004
Other	4,034	4,624
Total deferred income tax assets	$47,730	$51,761

Deferred income tax liabilities
Depreciation	6,692	9,168
Operating lease right-of-use assets	32,693	34,104
Other	1,809	1,536
Total deferred income tax liabilities	41,194	44,808
Net deferred income tax assets	$6,536	$6,953

The Company has recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of its foreign subsidiary as of December 31, 2022. As of December 31, 2022, the total undistributed earnings of the Company's non-U.S. subsidiary was approximately $0.3 million. The Company has provided no deferred taxes on withholding taxes, state taxes, and foreign currency gains and losses due on the repatriation of those earnings.

The Company records interest and penalties through income tax expense relating to uncertain tax positions. As of December 31, 2022, 2021 and 2020, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

The Company's federal income tax returns for the 2019 through 2021 tax years are still subject to examination in the U.S. Various state and foreign jurisdiction tax years remain open to examination.

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs constitutes a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank contributed $3.2 million, net of syndication fees, to the Investment Fund. The Company incurred $1.3 million of syndication fees in connection with this transaction. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of December 31, 2022, the balance of the contribution liability for this arrangement was $0.5 million, which was classified as other accrued liabilities on the consolidated balance sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of December 31, 2022, the remaining balance in the Investment Fund available for reimbursement to the Company was $0.6 million.

Note 13: Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company matched $1.6 million, $1.8 million, and $1.5 million of employee contributions in 2022, 2021, and 2020, respectively, and made no discretionary contributions for any of the years presented.

Note 14: Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2022 and 2021 are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2022
Net sales	$102,471	107,604	97,154	87,473
Gross profit	66,845	71,018	64,612	56,462
Income from operations	4,736	9,778	5,503	2,592
Net income	3,513	6,914	3,823	1,453
Basic earnings per share	0.07	0.14	0.08	0.03
Diluted earnings per share	0.07	0.13	0.08	0.03

2021
Net sales	$92,084	96,193	92,240	90,183
Gross profit	64,186	66,425	62,949	59,570
Income (loss) from operations	6,908	7,614	3,158	2,930
Net income (loss)	5,297	5,494	2,175	1,808
Basic earnings (loss) per share	0.11	0.11	0.04	0.04
Diluted earnings (loss) per share	0.10	0.11	0.04	0.04

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
3.2	Certificate of Amendment to the Certificate of Incorporation of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed July 21, 2021.
3.3	Bylaws of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
4.1	Specimen Common Stock Certificate – incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Form S-4 (Reg. No. 333-182482) dated July 23, 2012.
4.2	Description of Tile Shop Holdings, Inc.’s Registered Securities – filed herewith.
10.1*	Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013.
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

10.8*

Employment Agreement, dated February 19, 2018, between Tile Shop Holdings, Inc. and Cabell Lolmaugh – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2018.

10.9*

Employment Agreement, dated September 6, 2019, by and between Tile Shop Holdings, Inc. and Mark Davis – incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

10.10*

Letter Agreement, dated as of April 24, 2020, by and between Tile Shop Holdings, Inc. and Cabell H. Lolmaugh – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2020.

10.11*

Letter Agreement, dated as of April 24, 2020, by and between Tile Shop Holdings, Inc. and Mark B. Davis – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 27, 2020.

10.12*

Employment Agreement, dated October 16, 2020, by and between Tile Shop Holdings, Inc. and Joe Kinder – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.13*

Tile Shop Holdings, Inc. Form of Performance-Based Stock Restriction Agreement – incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.14*	Tile Shop Holdings, Inc. 2021 Omnibus Equity Compensation Plan – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 21, 2021.
10.15*	Form of Nonqualified Stock Option Agreement (2021 Plan) – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 21, 2021.
10.16*	Form of Incentive Stock Option Agreement (2021 Plan) – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 21, 2021.
10.17*	Form of Stock Restriction Agreement (2021 Plan) – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 21, 2021.
10.18*	Form of Performance-Based Stock Restriction Agreement (2021 Plan) – incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 21, 2021.
10.19*	Form of Stock Restriction Agreement (2021 Plan) (2023) – filed herewith.
10.20*	Form of Performance-Based Stock Restriction Agreement (2021 Plan) (2023) – filed herewith.

10.21*

Employment Agreement, effective as of January 3, 2022, by and between Tile Shop Holdings, Inc. and Karla Lunan – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 23, 2021.

10.22*

Waiver of Claims and General Release, dated December 22, 2021, by and between Tile Shop Holdings, Inc. and Nancy DiMattia – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 23, 2021.

10.23***

Credit Agreement, dated as of September 30, 2022, by and among The Tile Shop, LLC, as borrower and loan party, Tile Shop Holdings, Inc., Tile Shop Lending, Inc., and The Tile Shop of Michigan, LLC, as guarantors and loan parties, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 30, 2022.

10.24***

Pledge and Security Agreement, dated as of September 30, 2022, by and among The Tile Shop, LLC, Tile Shop Holdings, Inc., Tile Shop Lending, Inc., and The Tile Shop of Michigan, LLC, as grantors, and JPMorgan Chase Bank, N.A., as administrative agent – incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 30, 2022.

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
101

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) – filed herewith.

______________________

* Management compensatory plan or arrangement.

** These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

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

88

TILE SHOP HOLDINGS, INC.

Date: March 2, 2023	/s/ CABELL H. LOLMAUGH
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

Signature	Title	Date

/s/ CABELL H. LOLMAUGH	Chief Executive Officer, Director	March 2, 2023
Cabell H. Lolmaugh	(Principal Executive Officer)

/s/ KARLA LUNAN	Senior Vice President and Chief Financial Officer	March 2, 2023
Karla Lunan	(Principal Financial Officer)

/s/ MARK B. DAVIS	Vice President, Investor Relations, and Chief	March 2, 2023
Mark B. Davis	Accounting Officer (Principal Accounting Officer)

/s/ PETER H. KAMIN	Director and Chairman of the Board of Directors	March 2, 2023
Peter H. Kamin

/s/ MARK J. BONNEY	Director	March 2, 2023
Mark J. Bonney

/s/ DEBORAH K. GLASSER	Director	March 2, 2023
Deborah K. Glasser

/s/ PETER J. JACULLO, III	Director	March 2, 2023
Peter J. Jacullo, III

/s/ LINDA SOLHEID	Director	March 2, 2023
Linda Solheid