Form 10-Q
period 2023-03-31
TILE SHOP HOLDINGS, INC.
filed 2023-05-04
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, there were 44,606,293 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$8,624	$5,948
Restricted cash	766	1,811
Receivables, net	3,823	3,411
Inventories	115,480	120,952
Income tax receivable	95	3,859
Other current assets, net	10,462	10,422
Total Current Assets	139,250	146,403
Property, plant and equipment, net	68,377	71,095
Right of use asset	118,038	118,501
Deferred tax assets	5,943	6,536
Other assets	3,095	3,287
Total Assets	$334,703	$345,822

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,562	$23,506
Income tax payable	743	3
Current portion of lease liability	27,354	27,866
Other accrued liabilities	37,511	31,916
Total Current Liabilities	91,170	83,291
Long-term debt	25,000	45,400
Long-term lease liability, net	102,788	103,353
Other long-term liabilities	4,481	5,009
Total Liabilities	223,439	237,053

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 44,608,983 and 44,377,445 shares, respectively	4	4
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	127,975	127,997
Accumulated deficit	(16,668)	(19,180)
Accumulated other comprehensive loss	(47)	(52)
Total Stockholders' Equity	111,264	108,769
Total Liabilities and Stockholders' Equity	$334,703	$345,822

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$102,019	$102,471
Cost of sales	36,481	35,626
Gross profit	65,538	66,845
Selling, general and administrative expenses	61,413	62,109
Income from operations	4,125	4,736
Interest expense	(798)	(266)
Income before income taxes	3,327	4,470
Provision for income taxes	(815)	(957)
Net income	$2,512	$3,513

Income per common share:
Basic	$0.06	$0.07
Diluted	$0.06	$0.07

Weighted average shares outstanding:
Basic	43,237,856	50,713,809
Diluted	43,509,993	51,162,891

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$2,512	$3,513
Currency translation adjustment	5	3
Other comprehensive income	5	3
Comprehensive income	$2,517	$3,516

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2021	51,963,377	$5	$126,920	$(4,713)	$12	$122,224
Issuance of restricted shares	419,967	-	-	-	-	-
Cancellation of restricted shares	(177,828)	-	-	-	-	-
Stock based compensation	-	-	492	-	-	492
Tax withholdings related to net share settlements of stock based compensation awards	(92,949)	-	(607)	-	-	(607)
Foreign currency translation adjustments	-	-	-	-	3	3
Net income	-	-	-	3,513	-	3,513
Balance at March 31, 2022	52,112,567	$5	$126,805	$(1,200)	$15	$125,625

Balance at December 31, 2022	44,377,445	$4	$127,997	$(19,180)	$(52)	$108,769
Issuance of restricted shares	495,402	-	-	-	-	-
Cancellation of restricted shares	(175,784)	-	-	-	-	-
Stock based compensation	-	-	405	-	-	405
Tax withholdings related to net share settlements of stock based compensation awards	(88,080)	-	(427)	-	-	(427)
Foreign currency translation adjustments	-	-	-	-	5	5
Net income	-	-	-	2,512	-	2,512
Balance at March 31, 2023	44,608,983	$4	$127,975	$(16,668)	$(47)	$111,264

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities
Net income	$2,512	$3,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,783	6,439
Amortization of debt issuance costs	64	79
Loss on disposals of property, plant and equipment	7	-
Impairment charges	112	-
Non-cash lease expense	6,385	6,437
Stock based compensation	405	492
Deferred income taxes	593	47
Changes in operating assets and liabilities:
Receivables, net	(412)	(310)
Inventories	5,472	(7,526)
Other current assets, net	89	217
Accounts payable	2,125	(2,845)
Income tax receivable / payable	4,503	910
Accrued expenses and other liabilities	(1,816)	181
Net cash provided by operating activities	25,822	7,634
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(3,367)	(2,933)
Net cash used in investing activities	(3,367)	(2,933)
Cash Flows From Financing Activities
Payments of long-term debt	(30,400)	(10,000)
Advances on line of credit	10,000	10,000
Employee taxes paid for shares withheld	(427)	(607)
Net cash used in financing activities	(20,827)	(607)
Effect of exchange rate changes on cash	3	3
Net change in cash, cash equivalents and restricted cash	1,631	4,097
Cash, cash equivalents and restricted cash beginning of period	7,759	10,013
Cash, cash equivalents and restricted cash end of period	$9,390	$14,110

Cash and cash equivalents	$8,624	$13,455
Restricted cash	766	655
Cash, cash equivalents and restricted cash end of period	$9,390	$14,110

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$646	$566
Cash paid for interest	958	339
Cash (received) paid for income taxes, net	(4,280)	-

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of March 31, 2023, the Company had 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company also has a sourcing office located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K.

Note 2: Revenues

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenues.

The following table presents revenues disaggregated by product category:

	For the three months ended
	March 31,
	2023	2022
Man-made tiles	52%	49%
Natural stone tiles	23	25
Setting and maintenance materials	15	16
Accessories	8	8
Delivery service	2	2
Total	100%	100%

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $14.1 million and $11.3 million as of March 31, 2023 and December 31, 2022, respectively. Revenues recognized during the three months ended March 31, 2023 that were included in the customer deposit balance as of the beginning of the period were $8.6 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $3.8 million and $3.4 million at March 31, 2023 and December 31, 2022, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 were as follows:

	(in thousands)
	March 31,	December 31,
	2023	2022
Other current accrued liabilities	$5,418	$4,993
Other current assets	1,864	1,687
Sales returns reserve, net	$3,554	$3,306

Note 3: Inventories

Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of March 31, 2023 and December 31, 2022:

	(in thousands)
	March 31,	December 31,
	2023	2022
Finished goods	$114,002	$119,517
Raw materials	1,478	1,435
Total	$115,480	$120,952

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.8 million and $0.7 million as of March 31, 2023 and December 31, 2022, respectively.

Note 4: Income Taxes

For the three months ended March 31, 2023 and 2022, the provision for income taxes was $0.8 million and $1.0 million, respectively. The decrease in the provision for income taxes was due to a decrease in pretax income. The Company’s effective tax rate was 24.5% and 21.4% during the three months ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate was largely due to a decrease in the tax benefit associated with employee equity award vestings that occurred during the first quarter of 2023.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of both March 31, 2023 and 2022, the Company had not recognized any liabilities for uncertain tax positions, nor had interest and penalties related to uncertain tax positions been accrued.

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

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands, except per share data)
	For the three months ended
	March 31,
	2023	2022
Net income	$2,512	$3,513
Weighted average shares outstanding - basic	43,237,856	50,713,809
Effect of dilutive securities attributable to stock based awards	272,137	449,082
Weighted average shares outstanding - diluted	43,509,993	51,162,891
Income per common share:
Basic	$0.06	$0.07
Diluted	$0.06	$0.07
Anti-dilutive securities excluded from earnings per share calculation	720,701	970,727

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	March 31,	December 31,
	2023	2022
Customer deposits	$14,078	$11,315
Sales returns reserve	5,418	4,993
Accrued wages and salaries	7,145	6,040
Payroll and sales taxes	3,154	2,286
Other current liabilities	7,716	7,282
Total other accrued liabilities	$37,511	$31,916

Note 7: Long-term Debt

On September 30, 2022, Holdings and its operating subsidiary, The Tile Shop, LLC, and certain subsidiaries of each entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto, including Fifth Third Bank (the “Credit Agreement”).  The Credit Agreement provides the Company with a senior credit facility consisting of a $75.0 million revolving line of credit through September 30, 2027.  Borrowings pursuant to the Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on The Tile Shop, LLC’s Rent Adjusted Leverage Ratio (as defined in the Credit Agreement).  Borrowings outstanding as of March 31, 2023 were SOFR-based interest rate loans.  The SOFR-based interest rate was 6.37% on March 31, 2023.

The Credit Agreement is secured by virtually all of the assets of the Company, including, but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. The Company was in compliance with the covenants as of March 31, 2023.

Borrowings outstanding consisted of $25.0 million on the revolving line of credit as of March 31, 2023. As of March 31, 2023, there was $48.2 million available for borrowing on the revolving line of credit, which may be used to purchase inventory, acquire assets to maintain our stores and distribution centers, build new stores and general corporate purposes.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The Company has standby letters of credit outstanding related to its workers compensation plan and property leases. Standby letters of credit totaled $1.8 million as of March 31, 2023. Prior to entering into the Credit Agreement, standby letters of credit were secured by the Company’s September 18, 2018 credit facility. The Company pledged $0.1 million of cash as collateral for standby letters of credit outstanding as of March 31, 2023. The remaining $1.7 million balance of standby letters of credit outstanding as of March 31, 2023 were secured by the Company’s credit facility.

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

Leases (in thousands)	Classification	March 31, 2023	December 31, 2022
Assets
Operating lease assets	Right of use asset	$118,038	$118,501
Total leased assets		$118,038	$118,501

Liabilities
Current
Operating	Current portion of lease liability	$27,354	$27,866
Noncurrent
Operating	Long-term lease liability, net	102,788	103,353
Total lease liabilities		$130,142	$131,219

		Three Months Ended
Lease cost (in thousands)	Classification	March 31, 2023	March 31, 2022
Operating lease cost	SG&A expenses	$8,892	$8,671
Variable lease cost(1)	SG&A expenses	3,557	3,403
Short term lease cost	SG&A expenses	79	132
Net lease cost		$12,528	$12,206

(1) Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Three Months Ended
Other Information (in thousands)	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,472	$9,350
Lease right-of-use assets obtained or modified in exchange for lease obligations	$6,700	$673

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2023 and December 31, 2022 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	March 31, 2023	December 31, 2022
Assets		(in thousands)
Cash and cash equivalents	Level 1	$8,624	$5,948
Restricted cash	Level 1	766	1,811

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the three months ended March 31, 2023 the Company recorded a $0.1 million impairment charge in selling, general and administrative expenses to write-down property, plant and equipment to their estimated fair values. The Company measured the fair value of these assets based on projected cash flows and an estimated risk-adjusted rate of return. Projected cash flows are considered Level 3 inputs.

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

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three months ended March 31, 2023 and 2022 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock based compensation expense related to stock options was less

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

than $0.1 million for the three months ended March 31, 2023 and 2022. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of March 31, 2023, the Company had outstanding stock options to purchase 471,067 shares of common stock at a weighted average exercise price of $10.27 per share.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.4 million and $0.5 million for the three months ended March 31, 2023 and 2022. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of March 31, 2023, the Company had 1,245,607 outstanding restricted common shares.

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs constitutes a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

consolidation. In 2016, U.S. Bank contributed $3.2 million, net of syndication fees, to the Investment Fund. The Company incurred $1.3 million of syndication fees in connection with this transaction. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of March 31, 2023, the balance of the contribution liability for this arrangement was $0.3 million, which was classified as other accrued liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of March 31, 2023, the remaining balance in the Investment Fund available for reimbursement to the Company was $0.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Tile Shop Holdings, Inc.’s (“Holdings,” and together with its wholly owned subsidiaries, the “Company,” “we,” “us,” or “our”) financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations and assumptions that are subject to risks and uncertainties, many of which are difficult to predict and are outside of our control, that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; an overall decline in the health of the economy, the tile industry, consumer confidence and spending, and the housing market, including as a result of rising inflation or interest rates, instability in the global banking system, the possibility of an economic recession, or the COVID-19 pandemic; our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including its effect on general economic conditions and credit markets, the supply chain and product availability, labor, and customer traffic to our stores; the impact of ongoing supply chain disruptions and inflationary cost pressures, including increased materials, labor, energy, and transportation costs and decreased discretionary consumer spending; our ability to successfully implement and realize the anticipated benefits of our strategic plan; our ability to successfully anticipate consumer trends; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining financing due to market conditions resulting from the COVID-19 pandemic, geopolitical conditions, including any failure by the U.S. federal government to increase the debt ceiling, and other economic factors; supply costs and expectations, including the continued availability of sufficient products from our suppliers, risks related to relying on foreign suppliers, and the potential impact of the COVID-19 pandemic and the Russia-Ukraine conflict on, among other things, product availability and pricing and timing and cost of deliveries; our expectations with respect to ongoing compliance with the terms of the Credit Agreement (as defined below), including increasing interest rates; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental or climate change-related requirements; the impact of corporate citizenship and environmental, social and governance matters; labor shortages and our expectations regarding the effects of employee recruiting, training, mentoring, and retention on our ability to recruit and retain employees; tax-related risks; the potential impact of cybersecurity breaches or disruptions to our management information systems; our ability to successfully implement our information technology and other digital initiatives; our ability to effectively manage our online sales; costs and adequacy of insurance; the potential impact of natural disasters, which may worsen or increase due to the effects of climate change, and other catastrophic events; risks inherent in operating as a holding company; fluctuations in material and energy costs, including ongoing volatility of, oil and gas prices; the potential outcome of any legal proceedings; risks related to ownership of our common stock;

and those factors set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Form 10-Q.

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

Overview and Recent Trends

We are a specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of March 31, 2023, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

Our business continues to be impacted by a number of macro-economic factors including rising interest rates, and slowing existing home turnover. We believe this is contributing to a slowdown in demand for home improvement products. While the macro challenges persisted during the first quarter of 2023, we were able to generate revenues that were in line with levels reported in the first quarter of 2022. Comparable store sales increased by 0.1% due to an increase in average ticket that was partially offset by a decrease in traffic.

We also continued to see an increase in the average cost of the inventory we sold during the first quarter of 2023 due to inflationary cost pressures. We were encouraged to see the rate of gross margin decline start to taper from a 200 basis point decrease in gross margin between the third and fourth quarter of 2022 to a 30 basis point decline in gross margin between the fourth quarter of 2022 and the first quarter of 2023. We have observed a decrease in international freight rates in recent months. Further, we are actively working to resource portions of our assortment to suppliers who can provide high quality products at lower price points.

Selling, general and administrative expenses decreased by $0.7 million from $62.1 million in the first quarter of 2022 to $61.4 million in the first quarter of 2023. The decrease in selling, general and administrative expenses was due to a $1.1 million decrease in variable selling expenses, a $0.9 million decrease in transportation expenses due to an improvement in inventory availability across our distribution centers and a $0.7 million decrease in depreciation expense. These factors were partially offset by a $0.6 million increase in wages due to headcount increases and pay rate changes, a $0.6 million increase in software licensing costs and a $0.4 million increase in operating supplies. In addition during the first quarter of 2023, we recorded a $0.1 million asset impairment charge. We did not record any asset impairment charges during the first quarter of 2022.

During the first quarter of 2023, we generated $25.8 million of operating cash flow that was used to fund capital expenditures and reduce our debt by $20.4 million. As of March 31, 2023, borrowings outstanding on our line of credit were $25.0 million.

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

Results of Operations

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

	($ in thousands)
	2023	% of sales(1)	2022	% of sales(1)
Net sales	$102,019	100.0%	$102,471	100.0%
Cost of sales	36,481	35.8%	35,626	34.8%
Gross profit	65,538	64.2%	66,845	65.2%
Selling, general and administrative expenses	61,413	60.2%	62,109	60.6%
Income from operations	4,125	4.0%	4,736	4.6%
Interest expense	(798)	(0.8)%	(266)	(0.3)%
Income before income taxes	3,327	3.3%	4,470	4.4%
Provision for income taxes	(815)	(0.8)%	(957)	(0.9)%
Net income	$2,512	2.5%	$3,513	3.4%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the first quarter of 2023 decreased $0.5 million, or 0.4%, compared with the first quarter of 2022. Sales increased at comparable stores by 0.1% during the first quarter of 2023 compared to the first quarter of 2022, primarily due to an increase in average ticket driven and partially offset by a decrease in traffic.

Gross Profit Gross profit for the first quarter of 2023 decreased $1.3 million, or 2.0%, compared with the first quarter of 2022. The gross margin rate was 64.2% and 65.2% during the first quarter of 2023 and 2022, respectively. The decrease in the gross margin rate was primarily due to inflationary cost pressure which resulted in an increase in the cost of products we sold over the last year. These cost increases were partially offset by an increase in our selling prices.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the first quarter of 2023 decreased $0.7 million, or 1.1%, from $62.1 million in the first quarter of 2022 to $61.4 million in the first quarter of 2023. The decrease in selling, general and administrative expenses was due to a $1.1 million decrease in variable selling expenses, and $0.9 million decrease in transportation expenses due to an improvement in inventory availability across our distribution centers and a $0.7 million decrease in depreciation expense. These factors were partially offset by a $0.6 million increase in wages due to headcount increases and pay rate changes, a $0.6 million increase in software licensing costs and a $0.4 million increase in operating supplies. In addition during the first quarter of 2023, we recorded a $0.1 million asset impairment charge. We did not record any asset impairment charges during the first quarter of 2022.

Interest Expense Interest expense was $0.8 million and $0.3 million for the first quarter of 2023 and 2022, respectively. The increase was due to an increase in average borrowings outstanding on our line of credit as well as an increase in interest rates between the first quarter of 2022 and the first quarter of 2023.

Provision for Income Taxes The provision for income taxes was $0.8 million and $1.0 million for the first quarter of 2023 and 2022, respectively. Our effective tax rate for the three months ended March 31, 2023 and 2022 was 24.5% and 21.4%, respectively. The increase in the effective tax rate was largely due to a decrease in the tax benefit associated with employee equity award vestings that occurred during the first quarter of 2023.

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

The reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2023 and 2022 is as follows:

	($ in thousands)
	Three Months Ended
	March 31,
	2023	% of sales(1)	2022	% of sales
Net income	$2,512	2.5%	$3,513	3.4%
Interest expense	798	0.8%	266	0.3%
Provision for income taxes	815	0.8%	957	0.9%
Depreciation and amortization	5,783	5.7%	6,439	6.3%
Stock based compensation	405	0.4%	492	0.5%
Adjusted EBITDA	$10,313	10.1%	$11,667	11.4%

(1) Amounts do not foot due to rounding.

The calculation of pretax return on capital employed is as follows:

	($ in thousands)
	March 31,
	2023(1)	2022(1)
Income from Operations (trailing twelve months)	$21,998	$18,438

Total Assets	346,695	350,217
Less: Accounts payable	(28,002)	(23,724)
Less: Income tax payable	(850)	(409)
Less: Other accrued liabilities	(37,696)	(42,174)
Less: Lease liability	(130,385)	(138,478)
Less: Other long-term liabilities	(4,623)	(5,086)
Capital Employed	$145,139	$140,346

Pretax Return on Capital Employed	15.2%	13.1%

(1) Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $8.6 million of cash and cash equivalents at March 31, 2023, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity to purchase inventory, acquire assets to maintain our stores and distribution centers, build new stores and general corporate purposes.

On September 30, 2022, Holdings and its operating subsidiary, The Tile Shop, LLC, and certain subsidiaries of each entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto, including Fifth Third Bank (the “Credit Agreement”).  The Credit Agreement provides us with a senior credit facility consisting of a $75.0 million revolving line of credit through September 30, 2027.  Borrowings pursuant to the Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on the Rent Adjusted Leverage Ratio (as defined in the Credit Agreement).   Borrowings outstanding as of March 31, 2023 were SOFR-based interest rate loans.  The SOFR-based interest rate was 6.37% on March 31, 2023.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. We were in compliance with the covenants as of March 31, 2023.

Borrowings outstanding consisted of $25.0 million on the revolving line of credit as of March 31, 2023. As of March 31, 2023, there was $48.2 million available for borrowing on the revolving line of credit, which may be used to purchase inventory, acquire assets to maintain our stores and distribution centers, build new stores and general corporate purposes.

We believe that our cash flow from operations, together with our existing cash and cash equivalents and borrowings available under our Credit Agreement, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months and our long-term liquidity requirements.

Capital Expenditures

Capital expenditures were $3.4 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. Capital expenditures in 2023 were primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Cash flows

The following table summarizes our cash flow data for the three months ended March 31, 2023 and 2022.

	(in thousands)
	Three Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$25,822	$7,634
Net cash used in investing activities	(3,367)	(2,933)
Net cash used in financing activities	(20,827)	(607)

Operating activities

Net cash provided by operating activities during the three months ended March 31, 2023 was $25.8 million compared with $7.6 million during the three months ended March 31, 2022. The increase was primarily attributable to a decrease in inventory purchases in 2023, collection of an income tax refund in 2023 and other working capital changes.

Investing activities

Net cash used in investing activities totaled $3.4 million for the three months ended March 31, 2023 compared with $2.9 million for the three months ended March 31, 2022. Cash used in investing activities during the three months ended March 31, 2023 was primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Financing activities

Net cash used in financing activities was $20.8 million for the three months ended March 31, 2023 compared with $0.6 million of net cash used for the three months ended March 31, 2022. The increase in cash outflows associated with financing activities is primarily attributable to payments made during the quarter to reduce the balance outstanding on our line of credit.

Cash and cash equivalents totaled $8.6 million at March 31, 2023 compared with $5.9 million at December 31, 2022. Working capital was $48.1 million at March 31, 2023 compared with $63.1 million at December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(in thousands) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	33,666	(1)	$0.00	-	$-
February 1, 2023 - February 28, 2023	14,240	(2)	5.63	-	-
March 1, 2023 - March 31, 2023	215,958	(3)	1.60	-	-
	263,864		$1.61	-	$-

(1)We cancelled 22,107 and 11,559 shares that were forfeited when the vesting conditions were not met, in accordance with the terms of the 2012 Omnibus Award Plan and 2021 Omnibus Equity Compensation Plan, respectively, and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(2)We withheld a total of 14,240 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants as allowed by the 2012 Omnibus Equity Compensation Plan. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(3)We withheld a total of 58,162 shares and 15,678 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants as allowed by the 2012 Omnibus Equity Compensation Plan and 2021 Omnibus Equity Compensation Plan, respectively. Additionally, 52,324 shares and 89,794 shares were forfeited when vesting conditions were not met in accordance with the terms of the 2012 Omnibus Award Plan and 2021 Omnibus Equity Compensation Plan, respectively, and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The following table sets forth, as of May 1, 2023, information regarding beneficial ownership of our common stock by each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

We have based our calculation of the percentage of beneficial ownership on 44,606,293 shares of our common stock outstanding on May 1, 2023.

Unless otherwise noted below, the address for each of the shareholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Peter J. Jacullo III, Director(1)	8,392,568	18.8%
Peter H. Kamin, Chairman of the Board(2)	6,918,096	15.5%
Fund 1 Investments, LLC(3)	3,387,190	7.6%
Savitr Capital LLC(4)	2,770,535	6.2%
Monomoy(5)	2,531,462	5.7%
Cannell Capital LLC(6)	2,453,327	5.5%

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

(5)Based on a Schedule 13G filed with the SEC on February 14, 2023, by Monomoy Capital Partners IV, L.P. (“MCP IV”), Monomoy Capital Partners IV Parallel, L.P. (“MCP IV Parallel”), Monomoy General Partner IV, L.P. (“GP IV”), Monomoy Ultimate GP II, LLC (“Ultimate GP II”), Monomoy Ultimate GP Holdings, LLC (“Ultimate GP Holdings”), Daniel Collin, and Justin Hillenbrand (together with Mr. Collin, Ultimate GP Holdings, Ultimate GP II, GP IV, MCP IV Parallel and MCP IV, the “Monomoy Reporting Persons”), the Monomoy Reporting Persons hold shared voting and dipositive power over the shares reported as held. MCP IV directly holds 1,603,643.44 shares of common stock. MCP IV Parallel directly holds 927,819.56 shares of common stock. GP IV is the general partner of MCP IV and MCP IV Parallel. Ultimate GP II is the general partner of GP IV. Ultimate GP Holdings is the sole member of Ultimate GP II. Ultimate GP Holdings is managed by its members, Mr. Collin and Mr. Hillenbrand. As a result of the foregoing relationships, each of GP IV, Ultimate GP II, Ultimate GP Holdings, Mr. Collin and Mr. Hillenbrand may be deemed to beneficially own the shares of common stock directly held by MCP IV and MCP IV Parallel. Each of Mr. Collin and Mr. Hillenbrand disclaims beneficial ownership of the shares of common stock held by MCP IV and MCP IV Parallel. The business address of the Monomoy Reporting Persons is 1 Greenwich Office Park, Building 1S, 2nd Floor, Greenwich, Connecticut 06831.

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

10.1*	Form of Stock Restriction Agreement (2021 Plan) (2023) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.2*	Form of Performance-Based Stock Restriction Agreement (2021 Plan) (2023) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1***	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2***	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101**

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management compensatory plan or arrangement.

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: May 4, 2023	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: May 4, 2023	By:	/s/ KARLA LUNAN
Karla Lunan
Chief Financial Officer