Form 10-Q
period 2023-06-30
TILE SHOP HOLDINGS, INC.
filed 2023-08-03
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 44,561,554 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$14,592	$5,948
Restricted cash	655	1,811
Receivables, net	3,871	3,411
Inventories	106,862	120,952
Income tax receivable	875	3,859
Other current assets, net	9,007	10,422
Total Current Assets	135,862	146,403
Property, plant and equipment, net	66,938	71,095
Right of use asset	114,616	118,501
Deferred tax assets	4,530	6,536
Other assets	3,493	3,287
Total Assets	$325,439	$345,822

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,385	$23,506
Income tax payable	85	3
Current portion of lease liability	27,411	27,866
Other accrued liabilities	33,645	31,916
Total Current Liabilities	85,526	83,291
Long-term debt	20,000	45,400
Long-term lease liability, net	98,845	103,353
Other long-term liabilities	4,479	5,009
Total Liabilities	208,850	237,053

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 44,567,055 and 44,377,445 shares, respectively	4	4
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	128,257	127,997
Accumulated deficit	(11,589)	(19,180)
Accumulated other comprehensive loss	(83)	(52)
Total Stockholders' Equity	116,589	108,769
Total Liabilities and Stockholders' Equity	$325,439	$345,822

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$98,557	$107,604	$200,576	$210,075
Cost of sales	35,255	36,586	71,736	72,212
Gross profit	63,302	71,018	128,840	137,863
Selling, general and administrative expenses	55,568	61,240	116,981	123,349
Income from operations	7,734	9,778	11,859	14,514
Interest expense	(668)	(201)	(1,466)	(467)
Income before income taxes	7,066	9,577	10,393	14,047
Provision for income taxes	(1,987)	(2,663)	(2,802)	(3,620)
Net income	$5,079	$6,914	$7,591	$10,427

Income per common share:
Basic	$0.12	$0.14	$0.18	$0.21
Diluted	$0.12	$0.13	$0.17	$0.20

Weighted average shares outstanding:
Basic	43,363,374	50,890,063	43,300,962	50,802,423
Diluted	43,508,221	51,253,543	43,465,235	51,214,607

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$5,079	$6,914	$7,591	$10,427
Currency translation adjustment	(36)	(43)	(31)	(41)
Other comprehensive income	(36)	(43)	(31)	(41)
Comprehensive income	$5,043	$6,871	$7,560	$10,386

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at March 31, 2022	52,112,567	$5	$126,805	$(1,200)	$14	$125,624
Issuance of restricted shares	172,429	-	-	-	-	-
Cancellation of restricted shares	(2,918)	-	-	-	-	-
Stock based compensation	-	-	562	-	-	562
Tax withholdings related to net share settlements of stock based compensation awards	(11,156)	-	(69)	-	-	(69)
Foreign currency translation adjustments	-	-	-	-	(43)	(43)
Net income	-	-	-	6,914	-	6,914
Balance at June 30, 2022	52,270,922	$5	$127,298	$5,714	$(29)	$132,988

Balance at March 31, 2023	44,608,983	$4	$127,975	$(16,668)	$(47)	$111,264
Issuance of restricted shares	115,752	-	-	-	-	-
Cancellation of restricted shares	(153,752)	-	-	-	-	-
Stock based compensation	-	-	301	-	-	301
Tax withholdings related to net share settlements of stock based compensation awards	(3,928)	-	(19)	-	-	(19)
Foreign currency translation adjustments	-	-	-	-	(36)	(36)
Net income	-	-	-	5,079	-	5,079
Balance at June 30, 2023	44,567,055	$4	$128,257	$(11,589)	$(83)	$116,589

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2021	51,963,377	$5	$126,920	$(4,713)	$12	$122,224
Issuance of restricted shares	592,396	-	-	-	-	-
Cancellation of restricted shares	(180,746)	-	-	-	-	-
Stock based compensation	-	-	1,054	-	-	1,054
Tax withholdings related to net share settlements of stock based compensation awards	(104,105)	-	(676)	-	-	(676)
Foreign currency translation adjustments	-	-	-	-	(41)	(41)
Net income	-	-	-	10,427	-	10,427
Balance at June 30, 2022	52,270,922	$5	$127,298	$5,714	$(29)	$132,988

Balance at December 31, 2022	44,377,445	$4	$127,997	$(19,180)	$(52)	$108,769
Issuance of restricted shares	611,154	-	-	-	-	-
Cancellation of restricted shares	(329,536)	-	-	-	-	-
Stock based compensation	-	-	706	-	-	706
Tax withholdings related to net share settlements of stock based compensation awards	(92,008)	-	(446)	-	-	(446)
Foreign currency translation adjustments	-	-	-	-	(31)	(31)
Net income	-	-	-	7,591	-	7,591
Balance at June 30, 2023	44,567,055	$4	$128,257	$(11,589)	$(83)	$116,589

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$7,591	$10,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,332	12,854
Amortization of debt issuance costs	129	157
Loss on disposals of property, plant and equipment	7	-
Impairment charges	618	-
Non-cash lease expense	13,016	13,016
Stock based compensation	706	1,054
Deferred income taxes	2,006	518
Changes in operating assets and liabilities:
Receivables, net	(460)	(982)
Inventories	14,090	(12,864)
Other current assets, net	1,142	(378)
Accounts payable	984	(806)
Income tax receivable / payable	3,066	(1,733)
Accrued expenses and other liabilities	(12,789)	(12,040)
Net cash provided by operating activities	41,438	9,223
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(8,076)	(7,361)
Net cash used in investing activities	(8,076)	(7,361)
Cash Flows From Financing Activities
Payments of long-term debt	(40,400)	(10,000)
Advances on line of credit	15,000	10,000
Employee taxes paid for shares withheld	(446)	(676)
Net cash used in financing activities	(25,846)	(676)
Effect of exchange rate changes on cash	(28)	(38)
Net change in cash, cash equivalents and restricted cash	7,488	1,148
Cash, cash equivalents and restricted cash beginning of period	7,759	10,013
Cash, cash equivalents and restricted cash end of period	$15,247	$11,161

Cash and cash equivalents	$14,592	$10,506
Restricted cash	655	655
Cash, cash equivalents and restricted cash end of period	$15,247	$11,161

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$655	$90
Cash paid for interest	1,578	538
Cash (received) paid for income taxes, net	(2,271)	4,836

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone, man-made and luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of June 30, 2023, the Company had 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company also has a sourcing office located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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

The following table presents revenues disaggregated by product category:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Man-made tiles(1)	54%	50%	52%	50%
Natural stone tiles	22	26	23	25
Setting and maintenance materials	14	15	15	16
Accessories	8	7	8	7
Delivery service	2	2	2	2
Total	100%	100%	100%	100%

(1) Man-made tile revenues include sales of luxury vinyl tile products.

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $12.3 million and $11.3 million as of June 30, 2023 and December 31, 2022, respectively. Revenues recognized during the six months ended June 30, 2023 that were included in the customer deposit balance as of the beginning of the period were $9.2 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $3.9 million and $3.4 million at June 30, 2023 and December 31, 2022, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 were as follows:

	(in thousands)
	June 30,	December 31,
	2023	2022
Other current accrued liabilities	$4,589	$4,993
Other current assets	1,565	1,687
Sales returns reserve, net	$3,024	$3,306

Note 3: Inventories

Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. Inventories consist primarily of merchandise held for sale. Inventories were comprised of the following as of June 30, 2023 and December 31, 2022:

	(in thousands)
	June 30,	December 31,
	2023	2022
Finished goods	$105,434	$119,517
Raw materials	1,428	1,435
Total	$106,862	$120,952

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.6 million and $0.7 million as of June 30, 2023 and December 31, 2022, respectively.

Note 4: Income Taxes

The provision for income taxes was $2.0 million and $2.7 million for the second quarter of 2023 and 2022, respectively. The decrease in income tax expense was primarily due to a decrease in pre-tax earnings during the second quarter of 2023 as compared to the second quarter of 2022. The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 28.1% and 27.8%, respectively. The provision for income taxes was $2.8 million and $3.6 million for the six months ended June 30, 2023 compared with the six months ended June 30, 2022. The decrease in income tax expense was primarily due to a decrease in pre-tax earnings. The

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was 27.0% and 25.8%, respectively. The increase in the effective tax rate during the six months ended June 30, 2023 when compared to June 30, 2022 was largely due to a decrease in the tax benefit associated with employee equity award vestings.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of both June 30, 2023 and 2022, the Company had not recognized any liabilities for uncertain tax positions, nor had interest and penalties related to uncertain tax positions been accrued.

Note 5: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period.

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands, except per share data)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$5,079	$6,914	$7,591	$10,427
Weighted average shares outstanding - basic	43,363,374	50,890,063	43,300,962	50,802,423
Effect of dilutive securities attributable to stock based awards	144,847	363,480	164,273	412,184
Weighted average shares outstanding - diluted	43,508,221	51,253,543	43,465,235	51,214,607
Income per common share:
Basic	$0.12	$0.14	$0.18	$0.21
Diluted	$0.12	$0.13	$0.17	$0.20
Anti-dilutive securities excluded from earnings per share calculation	593,178	1,525,521	582,426	1,078,597

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	June 30,	December 31,
	2023	2022
Customer deposits	$12,280	$11,315
Sales returns reserve	4,589	4,993
Accrued wages and salaries	5,687	6,040
Payroll and sales taxes	2,595	2,286
Other current liabilities	8,494	7,282
Total other accrued liabilities	$33,645	$31,916

Note 7: Long-term Debt

On September 30, 2022, Holdings and its operating subsidiary, The Tile Shop, LLC, and certain subsidiaries of each entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto, including Fifth Third Bank (the “Credit Agreement”).  The Credit Agreement provides the Company with a senior credit facility consisting of a $75.0 million revolving line of credit through September 30, 2027.  Borrowings pursuant to the Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on The Tile Shop, LLC’s Rent Adjusted Leverage Ratio (as defined in the Credit Agreement).  Borrowings outstanding as of June 30, 2023 were SOFR-based interest rate loans.  The SOFR-based interest rate was 6.67% on June 30, 2023.

The Credit Agreement is secured by virtually all of the assets of the Company, including, but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. The Company was in compliance with the covenants as of June 30, 2023.

Borrowings outstanding consisted of $20.0 million on the revolving line of credit as of June 30, 2023. As of June 30, 2023, there was $53.3 million available for borrowing on the revolving line of credit, which may be used to purchase inventory, acquire assets to maintain our stores and distribution centers, build new stores and general corporate purposes.

The Company has standby letters of credit outstanding related to its workers compensation plan and property leases. Standby letters of credit totaled $1.7 million as of June 30, 2023 and were secured by the Company’s credit facility.

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

Leases (in thousands)	Classification	June 30, 2023	December 31, 2022
Assets
Operating lease assets	Right of use asset	$114,616	$118,501
Total leased assets		$114,616	$118,501

Liabilities
Current
Operating	Current portion of lease liability	$27,411	$27,866
Noncurrent
Operating	Long-term lease liability, net	98,845	103,353
Total lease liabilities		$126,256	$131,219

		Three Months Ended
Lease cost (in thousands)	Classification	June 30, 2023	June 30, 2022
Operating lease cost	SG&A expenses	$8,946	$8,611
Variable lease cost(1)	SG&A expenses	3,822	3,557
Short term lease cost	SG&A expenses	102	110
Net lease cost		$12,870	$12,278

		Six Months Ended
Lease cost (in thousands)	Classification	June 30, 2023	June 30, 2022
Operating lease cost	SG&A expenses	$17,838	$17,282
Variable lease cost(1)	SG&A expenses	7,379	6,960
Short term lease cost	SG&A expenses	180	242
Net lease cost		$25,397	$24,484

(1) Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Six Months Ended
Other Information (in thousands)	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$18,994	$18,754
Lease right-of-use assets obtained or modified in exchange for lease obligations	$10,041	$6,876

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2023 and December 31, 2022 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	June 30, 2023	December 31, 2022
Assets		(in thousands)
Cash and cash equivalents	Level 1	$14,592	$5,948
Restricted cash	Level 1	655	1,811

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the three and six months ended June 30, 2023 the Company recorded $0.5 million and $0.6 million, respectively, of impairment charges in selling, general and administrative expenses to write-down property, plant and equipment and right of use assets to their estimated fair values. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return and market rental rates for comparable properties. Projected cash flows are considered Level 3 inputs. Market rental rates for comparable properties are considered Level 2 inputs. No impairment charges were recorded during the three or six months ended June 30, 2022.

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

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three and six months ended June 30, 2023 and 2022 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company did not record any stock based compensation related to stock options during the three months ended June 30, 2023. Total stock based compensation expense related to stock options was less than $0.1 million for the three months ended June 30,2022. Total stock based compensation expense related to stock options was less than $0.1 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of June 30, 2023, the Company had fully vested outstanding stock options to purchase 466,067 shares of common stock at a weighted average exercise price of $10.13 per share.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.3 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively. Total stock based compensation expense related to restricted stock was $0.7 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of June 30, 2023, the Company had 1,105,450 unvested outstanding restricted common shares.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

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

The Company has determined that the financing arrangement with the Investment Fund and CDEs constitutes a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; U.S. Bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the Investment Fund. The Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. In 2016, U.S. Bank contributed $3.2 million, net of syndication fees, to the Investment Fund. The Company incurred $1.3 million of syndication fees in connection with this transaction. The Company is recognizing the benefit of this net $1.9 million contribution over the seven-year compliance period as it is being earned through the on-going compliance with the conditions of the NMTC program. As of June 30, 2023, the balance of the contribution liability for this arrangement was $0.2 million, which was classified as other accrued liabilities on the Consolidated Balance Sheet.

The Company is able to request reimbursement for certain expenditures made in connection with the expansion of the distribution center in Durant, Oklahoma from the Investment Fund. Expenditures that qualify for reimbursement include building costs, equipment purchases, and other expenditures tied to the expansion of the facility. As of June 30, 2023, the remaining balance in the Investment Fund available for reimbursement to the Company was $0.7 million.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations and assumptions that are subject to risks and uncertainties, many of which are difficult to predict and are outside of our control, that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; an overall decline in the health of the economy, the tile industry, consumer confidence and spending, and the housing market, including as a result of rising inflation or interest rates, instability in the global banking system, or the possibility of an economic recession; the impact of ongoing supply chain disruptions and inflationary cost pressures, including increased materials, labor, energy, and transportation costs and decreased discretionary consumer spending; our ability to successfully implement and realize the anticipated benefits of our strategic plan; our ability to successfully anticipate consumer trends; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, geopolitical conditions, and other economic factors; supply costs and expectations, including the continued availability of sufficient products from our suppliers, risks related to relying on foreign suppliers, and the potential impact of the Russia-Ukraine conflict on, among other things, product availability and pricing and timing and cost of deliveries; our expectations with respect to ongoing compliance with the terms of the Credit Agreement (as defined below), including increasing interest rates; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental or climate change-related requirements; the impact of corporate citizenship and environmental, social and governance matters; labor shortages and our expectations regarding the effects of employee recruiting, training, mentoring, and retention on our ability to recruit and retain employees; tax-related risks; the potential impact of cybersecurity breaches or disruptions to our management information systems; our ability to successfully implement our information technology and other digital initiatives; our ability to effectively manage our online sales; costs and adequacy of insurance; the potential impact of natural disasters, which may worsen or increase due to the effects of climate change, and other catastrophic events; risks inherent in operating as a holding company; fluctuations in material and energy costs, including ongoing volatility of, oil and gas prices; the potential outcome of any legal proceedings; risks related to ownership of our common stock; and those factors set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Form 10-Q.

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

Overview and Recent Trends

We are a specialty retailer of natural stone, man-made tiles and luxury vinyl, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of June 30, 2023, we operated 143 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

Our business continues to be impacted by a number of macro-economic factors, including rising interest rates, and slowing existing home turnover. We believe this is contributing to a slowdown in demand for home improvement products. Our comparable store sales decreased by 8.0% and 4.0% during the three and six months ended June 30, 2023, respectively, due to lower levels of traffic in our stores which were partially offset by an increase in average ticket value.

Our gross margin rate was 64.2% for both the three and six months ended June 30, 2023. We were encouraged to see signs that the inflationary cost pressures have started to subside. International freight rates have come down over the last year and we are actively working to resource portions of our assortment to suppliers who can provide high quality products at lower price points. We believe that these factors will help improve our gross margins during the second half of 2023.

Selling, general and administrative expenses decreased by $5.7 million or 9.3% to $55.6 million in the second quarter of 2023. The decrease in selling, general and administrative expenses was primarily due to a $3.0 million decrease in variable selling expenses. Additionally, as a result of the improvement in our inventory in stock levels when compared to the second quarter of 2022, we were able to focus on securing transportation efficiencies which helped us reduce our shipping expenses by $1.1 million during the second quarter of 2023 when compared to the second quarter of 2022. Depreciation expense also decreased by $0.9 million during the second quarter of 2023 compared to the second quarter of 2022, which was partially offset by a $0.5 million asset impairment charge recorded during the second quarter of 2023.

During the three months ended June 30, 2023, we adjusted reserves for annual incentives given our performance relative to the financial targets required for bonus payouts under our annual incentive plans. We also reversed share-based compensation costs associated with restricted stock awards containing performance vesting conditions that were granted earlier in 2023. Had we continued to recognize the expense associated with annual incentives at target levels and share based compensation costs associated with performance shares, our selling, general and administrative expenses would have been approximately $1.8 million higher than reported during the three months ended June 30, 2023.

During the six months ended June 30, 2023, we generated $41.4 million of operating cash flow, which was used to fund $8.1 million of capital expenditures and reduce our debt by $25.4 million. As of June 30, 2023, our cash balance was $14.6 million and borrowings outstanding on our line of credit were $20.0 million.

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

Results of Operations

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

	($ in thousands)
	2023	% of sales(1)	2022	% of sales
Net sales	$98,557	100.0%	$107,604	100.0%
Cost of sales	35,255	35.8%	36,586	34.0%
Gross profit	63,302	64.2%	71,018	66.0%
Selling, general and administrative expenses	55,568	56.4%	61,240	56.9%
Income from operations	7,734	7.8%	9,778	9.1%
Interest expense	(668)	(0.7)%	(201)	(0.2)%
Income before income taxes	7,066	7.2%	9,577	8.9%
Provision for income taxes	(1,987)	(2.0)%	(2,663)	(2.5)%
Net income	$5,079	5.2%	$6,914	6.4%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the second quarter of 2023 decreased $9.0 million, or 8.4%, compared with the second quarter of 2022. Sales decreased at comparable stores by 8.0% during the second quarter of 2023 compared to the second quarter of 2022, primarily due to a decrease in traffic, which was partially offset by an increase in average ticket value.

Gross Profit Gross profit for the second quarter of 2023 decreased $7.7 million, or 10.9%, compared with the second quarter of 2022 The gross margin rate was 64.2% and 66.0% during the second quarter of 2023 and 2022, respectively. The decrease in the gross margin rate was primarily due to inflationary cost pressure which resulted in an increase in the cost of products we sold over the last year. These cost increases were partially offset by an increase in our selling prices.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the second quarter of 2023 decreased $5.7 million, or 9.3%, to $55.6 million in the second quarter of 2022. The decrease in selling, general and administrative expenses was due to a $3.0 million decrease in variable selling expenses, a $1.1 million decrease in transportation expenses due to an improvement in inventory availability across our distribution centers and a $0.9 million decrease in depreciation expense. These factors were partially offset by a $0.5 million asset impairment charge recorded during the second quarter of 2023. We did not record any asset impairment charges during the second quarter of 2022.

Interest Expense Interest expense was $0.7 million and $0.2 million for the second quarter of 2023 and 2022, respectively. The increase was due to an increase in average borrowings outstanding on our line of credit as well as an increase in interest rates between the second quarter of 2022 and the second quarter of 2023.

Provision for Income Taxes The provision for income taxes was $2.0 million and $2.7 million for the second quarter of 2023 and 2022, respectively. The decrease in income tax expense was primarily due to a decrease in pretax income during the second quarter of 2023 as compared to the second quarter of 2022. Our effective tax rate for the three months ended June 30, 2023 and 2022 was 28.1% and 27.8%, respectively.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

	(in thousands)
	2023	% of sales	2022	% of sales
Net sales	$200,576	100.0%	$210,075	100.0%
Cost of sales	71,736	35.8%	72,212	34.4%
Gross profit	128,840	64.2%	137,863	65.6%
Selling, general and administrative expenses	116,981	58.3%	123,349	58.7%
Income from operations	11,859	5.9%	14,514	6.9%
Interest expense	(1,466)	(0.7)%	(467)	(0.2)%
Income before income taxes	10,393	5.2%	14,047	6.7%
Provision for income taxes	(2,802)	(1.4)%	(3,620)	(1.7)%
Net income	$7,591	3.8%	$10,427	5.0%

Net Sales Net sales for the six months ended June 30, 2023 decreased $9.5 million, or 4.5%, compared with the six months ended June 30, 2022. Sales decreased at comparable stores by 4.0% during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022, primarily due to a decrease in store traffic, which was partially offset by an increase in average ticket value.

Gross Profit Gross profit for the six months ended June 30, 2023 decreased $9.0 million, or 6.5%, compared with the six months ended June 30, 2022. The gross margin rate was 64.2% and 65.6% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the gross margin rate was primarily due to inflationary cost pressure which resulted in an increase in the cost of products we sold over the last year. These cost increases were partially offset by an increase in our selling prices.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the six months ended June 30, 2023 decreased $6.4 million, or 5.2%, compared with the six months ended June 30, 2022. The decrease in selling, general, and administrative expenses was primarily due to a $4.2 million decrease in variable selling costs, a $2.0 million decrease in transportation expenses due to an improvement in inventory availability across our distribution centers, and a $1.5 million decrease in depreciation expense. These factors were partially offset by $0.6 million of asset impairment charges recorded during the six months ended June 30, 2023. We did not record any asset impairment charges during the six months ended June 30, 2022.

Interest Expense Interest expense was $1.5 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. The increase was due to an increase in average borrowings outstanding on our line of credit as well as an increase in interest rates between the six months ended June 30, 2023 and the six months ended June 30, 2022.

Provision for Income Taxes The provision for income taxes decreased $0.8 million for the six months ended June 30, 2023 compared with the six months ended June 30, 2022 due to a decrease in taxable income. Our effective tax rate for the six months ended June 30, 2023 and 2022 was 27.0% and 25.8%, respectively. The increase in the effective tax rate during the six months ended June 30, 2023 when compared to June 30, 2022 was largely due to a decrease in the tax benefit associated with employee equity award vestings.

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

The reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2023 and 2022 is as follows:

	($ in thousands)
	Three Months Ended
	June 30,
	2023	% of sales	2022	% of sales
Net income	$5,079	5.2%	$6,914	6.4%
Interest expense	668	0.7%	201	0.2%
Provision for income taxes	1,987	2.0%	2,663	2.5%
Depreciation and amortization	5,549	5.6%	6,415	6.0%
Stock based compensation	301	0.3%	562	0.5%
Adjusted EBITDA	$13,584	13.8%	$16,755	15.6%

	($ in thousands)
	Six Months Ended
	June 30,
	2023	% of sales	2022	% of sales
Net income	$7,591	3.8%	$10,427	5.0%
Interest expense	1,466	0.7%	467	0.2%
Provision for income taxes	2,802	1.4%	3,620	1.7%
Depreciation and amortization	11,332	5.6%	12,854	6.1%
Stock based compensation	706	0.4%	1,054	0.5%
Adjusted EBITDA	$23,897	11.9%	$28,422	13.5%

The calculation of pretax return on capital employed is as follows:

	($ in thousands)
	June 30,
	2023(1)	2022(1)
Income from Operations (trailing twelve months)	$19,954	$20,602

Total Assets	341,737	347,424
Less: Accounts payable	(26,566)	(27,257)
Less: Income tax payable	(801)	(447)
Less: Other accrued liabilities	(35,798)	(41,806)
Less: Lease liability	(129,254)	(135,705)
Less: Other long-term liabilities	(4,530)	(4,980)
Capital Employed	$144,788	$137,229

Pretax Return on Capital Employed	13.8%	15.0%

(1) Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $14.6 million of cash and cash equivalents at June 30, 2023, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity to purchase inventory, acquire assets to maintain our stores and distribution centers, build new stores and general corporate purposes.

On September 30, 2022, Holdings and its operating subsidiary, The Tile Shop, LLC, and certain subsidiaries of each entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto, including Fifth Third Bank (the “Credit Agreement”).  The Credit Agreement provides us with a senior credit facility consisting of a $75.0 million revolving line of credit through September 30, 2027.  Borrowings pursuant to the Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on the Rent Adjusted Leverage Ratio (as defined in the Credit Agreement).   Borrowings outstanding as of June 30, 2023 were SOFR-based interest rate loans.  The SOFR-based interest rate was 6.67% on June 30, 2023.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. We were in compliance with the covenants as of June 30, 2023.

Borrowings outstanding consisted of $20.0 million on the revolving line of credit as of June 30, 2023. As of June 30, 2023, there was $53.3 million available for borrowing on the revolving line of credit, which may be used to purchase inventory, acquire assets to maintain our stores and distribution centers, build new stores and general corporate purposes.

We believe that our cash flow from operations, together with our existing cash and cash equivalents and borrowings available under our Credit Agreement, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months and our long-term liquidity requirements.

Capital Expenditures

Capital expenditures were $8.1 million and $7.4 million for the six months ended June 30, 2023 and 2022, respectively. Capital expenditures in 2023 were primarily due to investments in new stores, store remodels, merchandising, distribution and information technology assets. We opened one new store in Colorado Springs, Colorado in June 2023. We anticipate we will relocate one additional store in 2023 and currently do not anticipate any additional store openings during 2023.

Cash flows

The following table summarizes our cash flow data for the six months ended June 30, 2023 and 2022.

	(in thousands)
	Six Months Ended
	June 30,
	2023	2022
Net cash provided by operating activities	$41,438	$9,223
Net cash used in investing activities	(8,076)	(7,361)
Net cash used in financing activities	(25,846)	(676)

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2023 was $41.4 million compared with $9.2 million during the six months ended June 30, 2022. The increase was primarily attributable to a decrease in inventory purchases in 2023, collection of an income tax refund in 2023 and other working capital changes.

Investing activities

Net cash used in investing activities totaled $8.1 million for the six months ended June 30, 2023 compared with $7.4 million for the six months ended June 30, 2022. Cash used in investing activities during the six months ended June 30, 2023 was primarily due to investments in new stores, store remodels, merchandising, distribution and information technology assets.

Financing activities

Net cash used in financing activities was $25.8 million for the six months ended June 30, 2023 compared with $0.7 million of net cash used for the six months ended June 30, 2022. The increase in cash outflows associated with financing activities was primarily attributable to payments made during the six months ended June 30, 2023 to reduce the balance outstanding on our line of credit.

Cash and cash equivalents totaled $14.6 million at June 30, 2023 compared with $5.9 million at December 31, 2022. Working capital was $50.3 million at June 30, 2023 compared with $63.1 million at December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023 and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(in thousands) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	-		$-	-	$-
May 1, 2023 - May 31, 2023	72,583	(1)	0.17	-	-
June 1, 2023 - June 30, 2023	85,097	(2)	0.08	-	-
	157,680		$0.12	-	$-

(1)We withheld a total of 2,711 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants as allowed by the 2012 Omnibus Award Plan. Additionally, 24,308 shares and 45,564 shares were forfeited when vesting conditions were not met in accordance with the terms of the 2012 Omnibus Award Plan and 2021 Omnibus Equity Compensation Plan, respectively, and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(2)We withheld a total of 1,217 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants as allowed by the 2021 Omnibus Equity Compensation Plan. Additionally, 34,869 shares and 49,011 shares were forfeited when vesting conditions were not met in accordance with the terms of the 2012 Omnibus Award Plan and 2021 Omnibus Equity Compensation Plan, respectively, and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Beneficial Ownership

The following table sets forth, as of August 1, 2023, information regarding beneficial ownership of our common stock by each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

We have based our calculation of the percentage of beneficial ownership on 44,561,554 shares of our common stock outstanding on August 1, 2023.

Unless otherwise noted below, the address for each of the shareholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Peter J. Jacullo III, Director(1)	8,412,699	18.9%
Peter H. Kamin, Chairman of the Board(2)	6,956,344	15.6%
Fund 1 Investments, LLC(3)	3,387,190	7.6%
Savitr Capital LLC(4)	2,770,535	6.2%
Monomoy(5)	2,531,462	5.7%
Cannell Capital LLC(6)	2,453,327	5.5%

(1)Based on a Schedule 13D/A filed with the SEC on January 13, 2023 by JWTS, Inc. (“JWTS”), Peter J. Jacullo III, and the Katherine D. Jacullo Children’s 1993 Irrevocable Trust (the “Jacullo Trust”) and a Form 4 filed by Mr. Jacullo with the SEC on June 15, 2023. JWTS directly holds 3,191,180 shares of common stock and has sole voting and dispositive power with respect to such shares. Mr. Jacullo is the President and sole member of the board of directors of JWTS, holds sole voting and dispositive power over the securities held by JWTS, and may be deemed to beneficially own the securities held by JWTS. The Jacullo Trust directly holds 4,706,489 shares of common stock and has sole voting and dispositive power with respect to such shares. Mr. Jacullo is a co-trustee of the Jacullo Trust, holds shared voting and dispositive power over the securities held by the Jacullo Trust, and may be deemed to beneficially own the securities held by the Jacullo Trust. Mr. Jacullo disclaims beneficial ownership of the shares of common stock held by the Jacullo Trust, except to the extent of his pecuniary interest therein. Mr. Jacullo directly holds 515,030 shares of common stock over which he has sole voting and dispositive power, including 20,131 shares of unvested restricted common stock.

(2)Based on a Schedule 13D/A filed with the SEC on January 13, 2023 by Peter H. Kamin and a Form 4 filed by Mr. Kamin with the SEC on June 15, 2023. Includes (i) 1,695,320 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003, of which Peter H. Kamin is the trustee; (ii) 1,033,733 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997, of which Mr. Kamin is the trustee; (iii) 117,453 shares of common stock held by the Peter H. Kamin Family Foundation, of which Mr. Kamin is the trustee; (iv) 328,711 shares of common stock held by the Peter H. Kamin GST Trust, of which Mr. Kamin is the trustee; (v) 333,495 shares of common stock held by 3K Limited Partnership, of which Mr. Kamin is the general partner; and (vi) 3,447,632 shares of common stock directly held by Mr. Kamin, including 38,248 shares of unvested restricted common stock. Mr. Kamin has sole voting and dispositive power over all such shares.

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

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31. 2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: August 3, 2023	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: August 3, 2023	By:	/s/ KARLA LUNAN
Karla Lunan
Chief Financial Officer