Form 10-K
period 2023-12-31
TILE SHOP HOLDINGS, INC.
filed 2024-02-29
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately: $156,987,761.

As of February 26, 2024, the registrant had 44,510,779 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, or an amendment to this Form 10-K, which the Company intends to file with the SEC within 120 days after the fiscal year end covered by this report.

TILE SHOP HOLDINGS, INC. FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

The Tile Shop, LLC (“The Tile Shop”) was founded in 1985 and Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, including The Tile Shop, the “Company” or “we”) was incorporated in Delaware in June 2012. We are a specialty retailer of natural stone, man-made and luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. Our assortment includes over 6,000 products from around the world. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, metal and luxury vinyl tile. The majority of our tile products are sold under our proprietary Rush River and Fired Earth brand names. We purchase our tile products, accessories and tools directly from our global network of suppliers. We manufacture our own setting and maintenance materials, such as thinset, grout and sealer, under our Superior brand name, as well as work with other suppliers to manufacture private label products. As of December 31, 2023, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

We believe that our long-term vendor relationships, together with our design, manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and professionals, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources and believe that we are a leading retailer of natural stone, man-made and luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States.

In 2023, we reported net sales and income from operations of $377.1 million and $16.2 million, respectively. Our 2022 and 2021 net sales were $394.7 million and $370.7 million, respectively, and our 2022 and 2021 income from operations was $22.6 million and $20.6 million, respectively. As of December 31, 2023 and 2022, we had total assets of $316.7 million and $345.8 million, respectively.

Competitive Strengths

We believe that the following factors differentiate us from our competitors and position us to continue to grow our specialty retailer business.

Broad Product Assortment at Attractive Prices – We offer over 6,000 natural stone, man-made and luxury vinyl tile products, setting and maintenance materials, accessories, and tools. We are able to maintain competitive prices by purchasing tile and accessories directly from producers and manufacturing our own setting and maintenance materials.

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

Strategic Plan

We are committed to carrying an outstanding assortment, offering unsurpassed customer service, and showcasing excellence within our industry. These principles have always been core to our strategy and will continue to be as we move into 2024.

Key elements of our 2024 strategy include:

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

Supply Chain – We strive to increase efficiencies within our distribution channels and transparency of product availability throughout our distribution center and store locations. This enhances our ability to provide the best service in our industry and deliver products our customers desire wherever they may need them.

Assortment Management –We curate an industry leading assortment, which is a foundational aspect of our strategy. Our assortment includes good, better, and best options for our customers within each of the product categories we carry in our stores and online. We continue to focus on maintaining an assortment that differentiates our brand.

Sales Model

We principally sell our products directly to homeowners and professionals. With regard to individual customers, we believe that, due to the average cost and relative infrequency of a tile purchase, many of our individual customers conduct extensive research using multiple channels before making a purchase decision. Our sales strategy emphasizes customer service by providing comprehensive and convenient educational tools on our website and in our stores for our customers to learn about our products and the tile installation process. Our website contains a broad range of information regarding our tile products, setting and maintenance materials, and accessories. Customers can order samples, view catalogs, or purchase products from our stores or online. Customers can choose to have their purchases delivered or picked up at one of our stores. We believe this strategy also positions us well with professional customers who are influenced by the preferences of individual homeowners.

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

A staffing model for a typical store consists of a manager, an assistant manager, sales associates, and a warehouse leader. Our store managers are responsible for store operations and for overseeing our customers’ shopping experience. We offer financing to customers through a line of credit provided by a third-party consumer finance company.

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

Products

We offer an extensive and complete assortment of natural stone, man-made and luxury vinyl tile products, sourced directly from our suppliers. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, metal and luxury vinyl tile. Our wide assortment of accessories, including trim pieces, mosaics, pencils, listellos, and other unique products, encourages our customers to make a fashion statement with their tile project and helps us to deliver a high level of customer satisfaction and drive repeat business. We also offer a broad range of setting and maintenance materials, such as thinset, grout, sealers, and accessories, including installation tools, shower and bath shelves, drains, and similar products. We also offer customers delivery service through third-party freight providers. We sell most of our products under our proprietary brand names, including Superior Adhesives & Chemicals, Superior Tools & Supplies, Rush River, and Fired Earth. In total, we offer over 6,000 different tile products, setting and maintenance materials, and accessory products. The percentage of our net sales represented by each product category was as follows for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Man-made tiles	54%	51%
Natural stone tiles	21	25
Setting and maintenance materials	15	15
Accessories	8	7
Delivery service	2	2
	100%	100%

Suppliers

We have long-standing relationships with our suppliers throughout the world and work with them to design and manufacture products exclusively for us. We believe that these direct relationships differentiate us from our competitors.

We currently purchase tile products from approximately 190 different suppliers. Our top ten tile suppliers accounted for 51% of our purchases in 2023. Our largest supplier accounted for 14% of our total purchases in 2023. We believe that alternative and competitive suppliers are available for many of our products. The percentage of our total purchases from the following continents was as follows for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
North America	46%	34%
Europe	29	37
Asia	17	24
South America	7	4
Africa	1	1
	100%	100%

Our inventory balance decreased by $27.3 million from $121.0 million to $93.7 million as of December 31, 2022 and December 31, 2023, respectively. The decrease in inventory is due to steps taken to reduce inventory quantities as well as a decrease in inventory costs stemming from a reduction in ocean freight rates and steps taken to shift sourcing of certain products in our assortment to lower cost suppliers. The decrease in the percentage of purchases from European and Asian suppliers is primarily due to the decrease in inventory quantities purchased as well as the decrease in cost. The volume of inventory purchased from North American suppliers remained relatively consistent year-over-year; however, the percentage of overall purchases from North American suppliers increased given the decrease in overall purchases from 2022 to 2023.

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

Human Capital

We believe that our employees are our strongest competitive advantage and the high-quality service that they provide sets us apart from others in our industry. As of December 31, 2023, we had 1,308 employees, 1,136 of whom were full-time and none who were represented by a union. This includes 964 employees who work in our stores, 125 who work in corporate, store support, infrastructure or similar functions, and 219 who work in our distribution and manufacturing facilities.

The Company’s Board of Directors (the “Board” or “Board of Directors”), through its Compensation Committee, provides oversight of human capital matters, including the Company’s diversity and inclusion initiatives, which promote equity across the organization. The Compensation Committee and Board periodically review the composition of our workforce and promote practices to hire from a diverse pool of candidates. The Compensation Committee and Board also review the Company’s compensation and benefits programs, as well as management development and succession planning practices and strategies.

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

Intellectual Property and Trademarks

We have registered and unregistered trademarks for all of our brands, including 25 registered trademarks. We regard our intellectual property as having significant value, and our brands are an important factor in the marketing of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.

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

We maintain a website at www.tileshop.com. Information contained on or accessible through our website is not a part of, and is not incorporated by reference into, this Form 10-K or any other report or document we file with the SEC. Any reference to our website is intended to be an inactive textual reference only. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available on our website, free of charge, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. Our Code of Business Conduct and Ethics, as well as any waivers from and amendments to the Code of Business Conduct and Ethics, is also posted on our website.

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

In future periods, we intend to open additional stores in new and existing markets. Because our stores typically draw customers from their local areas, additional stores may draw customers away from nearby existing stores and may cause comparable store sales performance at those existing stores to decline, which may adversely affect our overall operating results. Additionally, stores in new markets typically have a ramp-up period before sales become steady enough for such stores to be profitable. Our ability to open additional stores will be dependent on our ability to promote and/or recruit enough qualified store managers, assistant store managers, and sales associates. The time and effort required to train and supervise a large number of new managers and associates and integrate them into our culture may divert resources from our existing stores. If we are unable to profitably open additional stores in both new and existing markets and limit the adverse impact of those new stores on existing stores, our comparable store sales and overall operating results may be reduced during the implementation of our expansion strategy.

Any future expansion will be dependent upon, and limited by, the availability of adequate capital.

Our expansion strategy will require adequate capital for, among other purposes, opening new stores, distribution centers, and manufacturing facilities, as well as entering new markets. Such expenditures will include researching real estate and consumer markets, leases, inventory, property and equipment costs, integration of new stores and markets into company-wide systems and programs, and other costs associated with new stores and market entry expenses and growth. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. In addition, our credit facility may limit the amount of capital expenditures that we may make annually, depending on our ability to satisfy applicable financial and other covenants. If we fail to obtain sufficient additional capital in the future or we are unable to make capital expenditures under our credit facility, we could be forced to curtail our expansion strategies by reducing or delaying capital expenditures relating to new stores and new market entry. As a result, there can be no assurance that we will be able to fund our current plans for the opening of new stores or entry into new markets.

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

Risks Related to our Business, Operations and Financial Condition

Numerous economic factors, including inflation, our exposure to the U.S. housing industry, and an economic recession or downturn, or a downturn in the U.S. housing industry, could adversely affect us.

The U.S. and global economy, as well as our business and results of operations, may be negatively impacted by a variety of factors, including inflation, interest rate increases, supply chain and labor disruptions, unemployment rates, banking instability, geopolitical events and uncertainty, such as the Ukraine-Russia conflict and Israel-Hamas war, any U.S. government shutdown, any downgrades in the U.S. government’s sovereign credit rating, public health crises and an economic downturn or recession. In particular, our results of operations are sensitive to changes in macroeconomic conditions that affect consumer spending, including discretionary spending, especially as a substantial portion of the products we offer are products that consumers may view as discretionary items rather than necessities. Difficult macroeconomic conditions also affect our customers’ ability to obtain consumer credit. In recent years, high inflation has negatively impacted consumer confidence and discretionary spending; in addition, the U.S. Federal Reserve raised interest rates several times in response to concerns about such inflation. The impact of inflation and increased interest rates on various areas of our business, including labor and product costs and interest expenses, has negatively impacted our business, financial condition and results of operations, and while we have worked to mitigate such impacts, including increasing our prices, we may not be able to mitigate any future impacts of inflation or high interest rates. In addition, while inflation has recently slowed and further interest rate increases are currently not anticipated, economic uncertainty and the potential for an economic recession remains. We are unable to predict any future trends in the rate of inflation and interest rates, and if (and to the extent that) we are unable to recover higher costs in the event of future increases in inflation or interest rates, such increases could adversely affect our business, financial condition or results of operations. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and such spending may decrease due to credit constraints and uncertainties about the future. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs, could reduce consumer spending or change consumer purchasing habits. Accordingly, slowdowns in the U.S. or global economy, including the possibility of recession, or an uncertain economic outlook, could materially adversely affect consumer spending habits and could have a material adverse effect on our financial results, business, and prospects.

Furthermore, we believe that our tile sales are affected by the strength of the U.S. housing industry, and downturns in the U.S. housing industry could have a material adverse effect on our financial results, business, and prospects. The housing industry depends on a number of factors that are beyond our control, including interest rates, inflation, tax policy, trade policy, employment levels, consumer confidence, credit availability, real estate prices, home-price appreciation, existing home sales, demographic trends, weather conditions, natural disasters and general economic conditions. Any one or a combination of these factors could result in decreased demand for our products, reduce spending on homebuilding or remodeling of existing homes or cause purchases of new and existing homes to decline, which could adversely affect our business, financial condition, and operating results.

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

We entered into a revolving credit facility with JPMorgan Chase Bank, N.A. on September 30, 2022. As of December 31, 2023, we had fully repaid the balance that was previously outstanding on our revolving line of credit and had $73.6 million available for future borrowings. The terms of our credit facility could have serious consequences for us, including limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements, expansion strategy, or other needs and increasing our vulnerability to, and reducing our flexibility in planning for, adverse changes in economic, industry, and competitive conditions. Our credit facility also contains negative covenants that limit our ability to engage in specified types of transactions, including, among other things, our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. A breach of any of these covenants could result in an event of default under our credit facility, which would allow the lender to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit or seek amendments to our debt agreements that would provide for terms more favorable to our lenders, which we may have to accept under the circumstances. If we are unable to repay any amounts due, our lenders under our credit facility could proceed against the collateral granted to it to secure that indebtedness. In addition, any future increase in the level of our indebtedness will likely increase our interest expense, which could negatively impact our profitability, and we are vulnerable to changes in variable interest rates. For instance, our interest expense increased during 2023 compared to 2022 due to an increase in both average borrowings outstanding and interest rates.

If we are unable to renew or replace current store leases, if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases is terminated prior to expiration of its stated term and we cannot find suitable alternate store locations, our growth and profitability could be negatively impacted.

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

Our results have been, and may continue to be, affected by the prices of the materials used in the manufacture of tile, setting and maintenance materials, and related accessories that we sell; for instance, during 2022, cost increases relating to sourcing our products were greater than the price increases we implemented, resulting in a decrease in gross margin from 2021. In 2023, inflationary cost pressures that resulted in gross margin contraction started to taper due in part to a decrease in international freight rates and steps taken to identify alternative sources of supply. Costs associated with sourcing the products we sell may fluctuate based on a number of factors beyond our control, including: oil prices, changes in supply and demand, general economic conditions, supply chain disruptions, labor costs, including those resulting from labor shortages, competition, import duties, tariffs, currency exchange rates, inflation, geopolitical conditions such as the Russia-Ukraine and Israel-Hamas conflicts and any related sanctions imposed by the U.S. and other countries, and government regulation. For instance, many of our vendors have implemented price increases in response to inflationary cost pressures, which, combined with escalated international shipping rates, have resulted in an increase in the cost of our inventory and corresponding pressure on our gross margin rates. While we seek to manage price and availability risks related to supplies through procurement strategies, these efforts may not be successful, and we may continue to experience adverse impacts due to rising prices of such products. In addition, energy costs have fluctuated dramatically in the past and may continue to do so in the future. These fluctuations may result in an increase in our transportation costs for distribution from the manufacturer to our distribution centers and from our regional distribution centers to our stores, utility costs for our distribution and manufacturing centers and stores, and overall costs to purchase products from our suppliers.

While we have adjusted, and plan to continue to adjust, our pricing as a result of the cost pressures described above, we may not be able to adjust the prices of our products, especially in the short-term, to recover any cost increases in materials and energy. A continual rise in material and energy costs could also adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our financial condition and results of operations.

Natural disasters, changes in climate, geopolitical and other catastrophic events could adversely affect our operating results.

The threat or occurrence of one or more natural disasters or other extreme weather events, the nature, frequency and severity of which may be negatively impacted by climate change, and the threat or outbreak of terrorism such as attacks on cargo ships in the Suez Canal, civil unrest, banking instability, political instability, such as rising tensions between China and Taiwan, the Russia-Ukraine conflict, the Israel-Hamas war, a public health crisis, or other hostilities, conflicts or similar adverse events could materially adversely affect our financial performance. Such events have in the past, and may in the future, disrupt supply chains, resulting in increased costs and shipping delays, increase costs of energy and raw materials, and result in damage to, or destruction or closure of, our stores, distribution centers and other properties or those of our suppliers, customers and other business partners, as well as injuries or loss of life. For example, drought conditions have lowered the water levels of the Panama Canal, negatively impacting traffic and leading to shipping delays and additional costs. Such events can also adversely affect our work force and prevent employees and customers from reaching our stores and other properties, can modify consumer purchasing patterns and decrease disposable income, and can disrupt or disable portions of our supply chain and distribution network. Although preventative measures may help to mitigate damage, we cannot provide any assurance that any measures we may take will be successful, and delays in recovery may be significant. In addition, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance.

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

Rising global average temperatures due to increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and the increased frequency, intensity and duration of extreme weather events (such as floods, droughts, wildfires and severe storms) could, among other things, adversely impact the ability to extract natural stones from quarries, which is a key resource for a number of our products, disrupt the operation of our supply chain and the productivity of manufacturers on which we rely, disrupt retail operations and foot traffic in consumer markets, damage or destroy our stores, and increase our product costs. In addition, the impacts of climate change on global water resources may result in water scarcity, which could in the future impact our ability, and the ability of our suppliers, particularly those involved in quarrying activities, to access sufficient quantities of water in certain locations and result in increased costs, as well as potentially causing supply chain delays, such as the drought causing low water levels in the Panama Canal.

Further, the long-term impacts of climate change, including transition risks such as regulatory and technology changes, are expected to be widespread and unpredictable. For example, while a number of governmental bodies have introduced or are contemplating legislative or regulatory changes in response to climate change, including regulating greenhouse gas emissions, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. There is also an increasing number of state-level anti-ESG (as defined below) initiatives in the United States that may conflict with other regulatory requirements. Any changes could, among other things, affect the availability and cost of our products. We also use fuel and electricity in our operations, which could face increased regulation and cost increases as a result of climate change and other environmental concerns. These changes and their impacts could disrupt and adversely affect our operations and could have an adverse effect on our financial performance.

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

We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices, as well as any initiatives or goals we may establish or announce, including those related to climate change. If we do establish such initiatives or goals, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving such initiatives or goals, and we will remain subject to climate change risks regardless. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainability investments over the achievement of any such initiatives or goals based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. As a result, the effects of climate change and increased focus by stakeholders on ESG matters could have short- and long-term impacts on our business and operations. Inconsistency of legislation and regulations among jurisdictions, including anti-ESG policies or legislation, and expected additional regulations may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change where we operate.

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

We source the products that we stock and sell from approximately 190 domestic and international suppliers. We source a large number of those products from foreign manufacturers, including 51% of our products from a group of ten suppliers located in Asia, Europe and the United States. Our largest supplier accounted for approximately 14% of our total purchases in 2023. We generally take title to these products sourced from foreign suppliers overseas and are responsible for arranging shipment to our distribution centers.

During 2023, many of our vendors increased their prices in response to inflationary cost pressures, which, combined with escalated international shipping rates, resulted in an increase in the cost of our inventory and corresponding pressure on our gross margin rates. Geopolitical conditions, such as the current Russia-Ukraine and Israel-Hamas conflicts, may lead to additional price increases, shipping delays and affect our ability to maintain adequate inventory levels to satisfy customer demand. For instance, following the war between Israel and Hamas, the Houthi movement launched a number of attacks on marine vessels traversing the Red Sea, which is an important maritime route for international trade. Major shipping companies have announced suspensions of operations following these attacks, which could result in disruptions in our supply chain. In addition, drought conditions have lowered the water levels of the Panama Canal, which could also result in shipping delays and additional costs. In response to this cost pressure, we have adjusted and may continue to adjust our pricing; however, we cannot provide any assurance that our attempts to mitigate the impact of price increases imposed by our vendors will be successful or that customers will continue to purchase our products at adjusted prices.

Other factors that may impact our suppliers, including financial instability among key suppliers, political instability, the impact of public health crises or other catastrophic events, trade restrictions, tariffs, currency exchange rates, inflation and transport capacity and costs, are beyond our control and could negatively impact our business if they seriously disrupt the movement of products through our supply chain or increase the costs of our products.

Our reliance on foreign suppliers increases our risk of not obtaining adequate, timely and cost-effective products and other risks involved in foreign operations, including foreign currency translation.

The risks associated with direct sourcing from overseas manufacturers may be higher than the risks associated with our traditional domestic suppliers. Foreign sourcing subjects us to a number of risks, including long lead times; work stoppages; shipping delays and interruptions; product quality issues; employee rights issues; other social concerns; public health crises; political instability; acts of terrorism or war, including the Russia-Ukraine and Israel-Hamas conflicts; economic disruptions; the imposition of tariffs, including those imposed by the United States on goods imported from China and Russia, duties, quotas, import and export controls and other trade restrictions, as well as the possibility of a global trade war; changes in governmental policies, including potential adverse changes in tax laws and regulations; uncertainty surrounding the enforcement of laws (if any) relating to the protection of intellectual property or data security; and other events. Additionally, reductions in the value of the U.S. dollar or revaluation of foreign currencies used, as well as volatile market conditions arising from economic conditions, including the impact of the Russia-Ukraine and Israel-Hamas conflicts, could ultimately increase the prices that we pay for our products. Any of these events could have a material adverse effect on us.

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

Our business strategy depends on offering a wide assortment of compelling products to our customers. We sell, among other things, products made from various natural stones from quarries throughout the world. Our ability to obtain an adequate volume and quality of hard-to-find products depends on our suppliers’ ability to furnish those products, which, in turn, could be affected by many things, including the exhaustion of stone quarries or the impact of water scarcity, natural disasters or other extreme weather events, which may be exacerbated by climate change, on the ability to access or efficiently extract resources from such quarries. If our suppliers cannot deliver sufficient products, and we cannot find replacement suppliers, our net sales and operating results may be adversely affected.

Our success is highly dependent on our ability to provide timely delivery to our customers, and any disruption in our delivery capabilities or our related planning and control processes may adversely affect our operating results.

Our success is due in part to our ability to deliver products quickly to our customers, which requires successful planning and distribution infrastructure, including ordering, transportation and receipt processing, and the ability of suppliers to meet distribution requirements. Our ability to maintain this success depends on the continued identification and implementation of improvements to our planning processes, distribution infrastructure, and supply chain. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant, and any failure to maintain, grow, or improve them could adversely affect our operating results. Our business has been, and could continue to be, adversely affected as a result of delays in product shipments due to freight difficulties, strikes, or other difficulties at our suppliers’ principal transport providers, or otherwise, including as a result of ongoing supply chain disruptions and labor shortages.

We depend on a few key employees, and if we lose the services of these employees, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, and sales personnel who share our values and are able to operate effectively and consistent with our culture. We have had changes in our senior management team over the past few years and have promoted or hired new employees to fill certain roles. Our inability to effectively integrate the newly-hired senior managers into our business processes, controls, systems and culture could have a material adverse effect on us. If any of our key employees cease to be employed by us, we would need to hire additional qualified personnel and could experience difficulties and delays in filling those roles. Our ability to successfully hire other experienced and qualified key employees cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. As a result, the loss or unavailability of any of our key employees could have a material adverse effect on us. In addition, ineffective succession planning could result in unexpected costs, reduced productivity and/or difficulties with respect to internal processes and controls.

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

We must comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently, and such changes can impose significant costs and other burdens of compliance on our business and suppliers. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, environmental issues, including the impact of climate change, or compliance with the Foreign Corrupt Practices Act could have an adverse impact on our financial condition and results of operations. In addition, changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations could increase our cost of doing business. The evolving and at times overlapping regulatory regimes to which the Company is subject may change at any time, including as a result of changes in the U.S. political environment. In addition, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions. Any such initiatives, restrictions and requirements could restrict, or require us to make changes to, our operating activities, which could increase our operating costs, require us to make capital improvements to our properties, increase our energy, supply and transportation costs or limit their availability, or otherwise adversely affect our results of operations, liquidity or capital resources, and these effects could be material to us.

We may also be subject to audits by various taxing authorities. Changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could have an adverse effect on our business and results of operations.

Any failure to maintain effective internal control over financial reporting and disclosure controls and procedures could have a material adverse effect on our business.

We are required to maintain internal control over financial reporting and disclosure controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP (as defined below). We, along with our independent registered public accounting firm, have identified material weaknesses in our internal control over financial reporting that pertain to our information technology general controls and our accounting for leases. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses could adversely impact our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC. While we continue to take meaningful steps to enhance our disclosure controls and procedures and our internal control over financial reporting by strengthening our financial reporting and accounting functions, we cannot provide any assurance that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will not identify additional significant deficiencies and material weaknesses in our internal control over financial reporting in the future. Any failure of our internal controls could result in material misstatements in our consolidated financial statements, significant deficiencies, material weaknesses, costs, failure to timely meet our periodic reporting obligations and erosion of investor confidence. Such failure could also negatively affect the market price and trading liquidity of our common stock, subject us to civil and criminal investigations and penalties and could have a material adverse effect on our business, financial condition, results of operations or cash flow.

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

The application of sales tax and other indirect taxes on cross border sales by remote sellers is continuing to change and evolve. In June 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. All states have now enacted legislation to require sales and use tax collection by remote vendors and by online marketplaces. The details and effective dates of these collection requirements vary from state to state. While we now collect, remit, and report sales tax in all states that impose a sales tax, it is possible that one or more jurisdictions may assert that we have liability for previous periods for which certain of our businesses did not collect sales, use or other similar taxes, and if such an assertion or assertions were successful, it could result in tax liabilities, including for past sales taxes and penalties and interest, which could materially adversely affect our business, financial condition and operating results.

We may become involved in legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business, financial condition and results of operations.

We have in the past, and may in the future, become involved in stockholder, consumer, employment, tort or other litigation. We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceedings could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money, adversely affecting our financial condition and results of operations. Additionally, defending against lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources.

Technology-Related Risks

Our business operations could be disrupted if we are unable to protect the integrity and security of our customer and other personal and/or confidential information.

Like all businesses, we face cybersecurity threats, as we are reliant upon information systems and the Internet to conduct our business activities. For example, in connection with payment card sales and other transactions, including bank cards, debit cards, credit cards and other merchant cards, we process and transmit confidential banking and payment card information. Additionally, as part of our normal business activities, we collect and store sensitive personal information related to our employees, customers, suppliers and other parties. Despite our security measures, our information technology and infrastructure, and that of third parties upon which we rely, may be vulnerable to criminal cyber-attacks or security incidents due to employee or service provider error, third-party action, including actions of foreign actors, which risk may be exacerbated by the current Russia-Ukraine and Israel-Hamas conflicts and U.S. and international response, insider attacks, phishing or denial-of-service attacks, ransomware or other malware, social engineering, malfeasance, other unauthorized physical or electronic access, or other vulnerabilities. Any such incidents could compromise our networks, or those of our vendors, or disrupt our or our vendors’ critical systems, and the information stored there, such as personally identifiable information or funds, could be accessed, publicly disclosed, lost, corrupted or stolen. Third parties may have the technology and know-how to breach the security of this information, and our security measures and those of our banks, merchant card processing and other technology suppliers may not effectively prohibit others from obtaining improper access to this information. The techniques used by criminals to obtain unauthorized access to sensitive data continue to evolve and become more sophisticated and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures, and future cyber-attacks could go undetected and persist for an extended period of time. Furthermore, to the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, and vulnerabilities may be introduced from the use of artificial intelligence by us, our financial services providers and other vendors and third-party providers.

Our vendors and others to whom we entrust confidential data, and on whom we rely to provide products and services, face similar threats and growing requirements. We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance, employees and reputation.

We also incur costs in order to comply with cybersecurity or data privacy regulations or with requirements imposed by business partners. Data privacy and cybersecurity laws in the United States and internationally are constantly changing, and the implementation of these laws has become more complex. In order to comply with current or newly enacted laws, we may be subject to increased costs as a result of continually evaluating our policies and processes and adapting to new requirements that are or become applicable to us. For instance, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and could damage our competitive position and cause the loss of customers. In addition, any such breach, or any material failure on our part to comply with applicable laws, could subject us to litigation, government investigation or enforcement actions or other regulatory sanctions, regulatory penalties or fines, or costly response measures. Any such occurrence could have a material adverse effect on us. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

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

Our common stock currently trades on Nasdaq. We cannot provide any assurance that we will be able to continue to satisfy Nasdaq’s continued listing requirements and standards to which we are subject. A delisting of our common stock could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future. In addition, we incur costs as a result of compliance with Nasdaq’s rules and requirements, which could adversely affect our results of operations.

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

•variations in general economic conditions, including the impact of inflation, geopolitical conditions and the possibility of an economic recession;

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

We currently do not pay quarterly dividends or have a stock repurchase program; as such, appreciation in the price of our common stock may be the only method to realize a return on your investment.

We have, from time to time, paid special dividends and engaged in stock repurchases. Any future determination with respect to the payment of dividends or stock repurchases is at the discretion of our Board and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends and issuer stock repurchases in the United States, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our Board of Directors. We can provide no assurance that we will pay any dividends to our stockholders in the future, or as to the amount of any such dividends, or that we will engage in additional stock repurchases. Our election not to pay a quarterly dividend or repurchase stock may negatively impact our reputation, our stock price, and investor confidence in us.

Concentration of ownership may have the effect of delaying or preventing a change in control.

Our directors and executive officers, together with their affiliates, beneficially hold approximately 36% of our outstanding shares of common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Like all businesses, the Company faces cybersecurity threats, as the Company is reliant upon information systems and the Internet to conduct its business activities. For example, in connection with payment card sales and other transactions, including bank cards, debit cards, credit cards and other merchant cards, the Company processes and transmits confidential banking and payment card information. Additionally, as part of its normal business activities, the Company collects and stores sensitive personal information related to the Company’s employees, customers, suppliers and other parties. Businesses, including those in our industry, and third parties on which we rely are frequently confronted with a broad range of cybersecurity threats, from uncoordinated, individual attempts to gain unauthorized access to an organization’s information technology (“IT”) environment to sophisticated and targeted cyberattacks sponsored by foreign governments and criminal enterprises.

Although the Company employs measures to prevent, detect, address, and mitigate these threats, a cybersecurity incident could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data, personally identifiable information, and other confidential or proprietary data (our own or that of third parties) and the disruption of business operations. Any such incidents could compromise the Company’s networks, or those of our vendors, or disrupt the Company’s or our vendors’ critical systems, and the information stored there, such as personally identifiable information or funds, could be accessed, publicly disclosed, lost, corrupted or stolen. Third parties may have the technology and know-how to breach the security of this information, and the Company’s security measures and those of the Company’s banks, merchant card processing and other technology suppliers may not effectively prohibit others from obtaining improper access to this information. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures.

The potential consequences of a material cybersecurity incident include remediation and restoration costs, reputational damage, and litigation with third parties, which in turn could adversely affect our competitiveness and results of operations. Accordingly, cybersecurity is an important part of the Company’s enterprise risk management program, and the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach.

The Company’s cybersecurity policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats and responding to cybersecurity incidents are integrated into the Company’s risk management program and are based on recognized frameworks established by the National Institute of Standards and Technology and other applicable industry standards. The Company has established controls and procedures, including an Incident Response Plan, that provide for the identification, analysis, notification, escalation, communication, and remediation of data security incidents at appropriate levels so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. The Company has also established a process to validate the aforementioned controls are in place and the results are being reviewed as a part of the overall company risk assessment. The Company’s Incident Response Plan (i) is designed to identify and detect information security threats through various mechanisms, such as through security controls and third-party disclosures, and (ii) sets forth a process to (a) analyze any such threats detected within the Company’s IT environment or within a third-party’s IT environment, (b) contain cybersecurity threats under various circumstances, and (c) better ensure the Company can recover from cybersecurity incidents to a normal state of business operations. The Company has established and maintains other incident response and recovery plans that address the Company’s response to a cybersecurity incident.

The Company has cybersecurity insurance (subject to specified retentions or deductibles) related to a cybersecurity incident that addresses costs, losses, and expenses related to cybersecurity investigations, crisis management, notification processes and credit monitoring services, public relations, and legal advice. However, damages, fines and claims arising from such incidents may not be covered or may exceed the amount of any insurance available or may not be insurable.

As part of its cybersecurity program, the Company deploys measures to deter, prevent, detect, respond to and mitigate cybersecurity threats, including firewalls, anti-malware, extended detection and response systems, identity and access controls, strong password controls, multi-factor authentication, software patching protocols, and physical security measures. The Company periodically assesses and tests the Company’s policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents, including by assessing current threat intelligence, conducting tabletop exercises, vulnerability scanning, and performing external penetration testing. The Company has a process to report material results of such testing and assessments to the Board, and periodically adjusts the Company’s cybersecurity program based on these exercises. The Company engages third parties to oversee and conduct part of such testing, as well as perform external audits of security protocols and capabilities. The Company seeks to identify and oversee cybersecurity risks presented by third parties and their systems from a risk-based perspective by identifying critical vendors (defined based on capabilities provided and investments required) and reviewing software patching, upgrades and associated changes required to reduce risk. The Company also conducts cybersecurity training for employees, including mandatory training programs for system users. The Company’s training programs require employees to complete a knowledge check prior to completion of the program. Completion of the Company’s training programs is monitored by management.

Many of the Company’s IT systems operate with a hosted architecture or by third-party service providers, and if these third-party IT environments fail to operate properly, our systems could stop functioning for a period of time, which could put our users at risk. Accordingly, we are dependent on the operations of IT service providers. Our vendor management process, which includes due diligence steps prior to selecting third party service providers, is an important part of our risk mitigation strategy. In particular, we require ISO and other security compliance for all critical vendors by contract. Additionally, the Company monitors risks from cybersecurity threats associated with the user of third-party service providers and will audit critical vendors for compliance, as appropriate. Notwithstanding, if there is a catastrophic event, such as a natural disaster or other adverse weather condition, terrorist attack, security breach, or other extraordinary event, the Company, and our service providers, may be unable to operate business as usual, or at all, for the duration of the event and/or a time thereafter.

Considering the pervasive and increasing threat from cyberattacks, the Board and the Audit Committee, with input from management, assess the Company’s cybersecurity threats and the measures implemented by the Company in an effort to mitigate and prevent cyberattacks. The Audit Committee consults with management regarding ongoing cybersecurity initiatives and requests management report to the Audit Committee or the full Board regularly on their assessment of the Company’s cybersecurity program and risks. Both the Audit Committee and the full Board receive quarterly reports from the Chief Information Officer on cybersecurity risks and timely reports regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. Our Board has risk management experience, including members with experience in overseeing teams responsible for data security and cybersecurity and assessing technology-related risks and development of risk mitigation strategies.

In addition, the Company’s information security/cybersecurity program is managed by the Director of Infrastructure and Security, who is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Director of Infrastructure and Security and Chief Information Officer provide periodic reports to our Board and Audit Committee as well as our Chief Executive Officer and other members of our senior management as appropriate. We have also established cross-functional teams to collaborate and communicate on cybersecurity-related issues. The reports to management include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. The Incident Response Team, which includes the Chief Information Officer, Director of Infrastructure and Security, Chief Finance Officer and key operational leaders, is regularly engaged to discuss cybersecurity risks and to review the Company’s preparations for any security events. The Incident Response Team will notify the Board of Directors of any critical events as defined in the Incident Response Plan. Additionally, the Chief Information Officer regularly engages the Board representative with cybersecurity experience to identify Board-level needs for education and communication.

The Chief Information Officer holds an undergraduate degree in computer science and has served in various roles in information technology for over 30 years, including serving as a senior technology leader or Chief Information Officer of two public companies and two private equity-owned firms. The Chief Information Officer and Chief Financial Officer have prior experience supporting organizations that have experienced cybersecurity events and continue to learn more about the current trends and risks by partnering with third parties.

While the Company faces a number of cybersecurity risks in connection with its business, as of the date of this report, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

As of December 31, 2023, we operated 142 stores located in 31 states and the District of Columbia with an average square footage of approximately 20,000 square feet. The table below sets forth the store locations (alphabetically by state) of our 142 stores in operation as of December 31, 2023.

State	Stores	State	Stores	State	Stores	State	Stores
Arizona	4	Illinois	12	Minnesota	7	Oklahoma	2
Arkansas	1	Indiana	4	Missouri	4	Pennsylvania	5
Colorado	5	Iowa	1	Nebraska	1	Rhode Island	1
Connecticut	3	Kansas	1	New Jersey	7	South Carolina	2
Delaware	1	Kentucky	3	New Mexico	1	Tennessee	4
District of Columbia	1	Maryland	5	New York	7	Texas	17
Florida	5	Massachusetts	4	North Carolina	5	Virginia	7
Georgia	4	Michigan	7	Ohio	8	Wisconsin	3
						Total	142

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

As of February 26, 2024, we had approximately 246 holders of record of our common stock. This figure does not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

As of February 26, 2024, we had 44,510,779 shares of common stock outstanding. The last reported sales price for our common stock on February 26, 2024 was $6.80.

Dividends

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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	48,263	(1)	$0.74	(1)	-	-
November 1, 2023 - November 30, 2023	-		-		-	-
December 1, 2023 - December 31, 2023	712	(2)	6.83	(2)	-	-
	48,975		$0.83		-	-

(1)We withheld a total of 6,954 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan (the “2012 Plan”). We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. We repurchased an additional 41,309 shares pursuant to the terms of the underlying restricted stock agreements, as allowed by the 2012 Plan and the 2021 Omnibus Equity Compensation Plan (the “2021 Plan”). We paid $0.0001 per share, the par value, to repurchase these shares. These repurchases were not part of a publicly announced plan or program.

(2)We withheld 712 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2021 Plan.  We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

Stock Performance Graph

The graph and table below present our cumulative total stockholder returns relative to the performance of the S&P SmallCap 600 and the Dow Jones U.S. Furnishings Index for the period commencing December 31, 2018 and ending December 31, 2023, the last trading day of fiscal year 2023. The comparison assumes $100 invested at the close of trading on December 31, 2018 in (i) our common stock, (ii) the stocks comprising the S&P SmallCap 600, and (iii) the stocks comprising the Dow Jones U.S. Furnishings Index. All values assume that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

	Tile Shop Holdings, Inc.	S&P SmallCap 600	Dow Jones U.S. Furnishings Index
December 31, 2018	$100.00	$100.00	$100.00
December 31, 2019	$32.09	$120.86	$135.50
December 31, 2020	$81.64	$132.43	$137.90
December 31, 2021	$147.42	$165.89	$179.09
December 31, 2022	$90.56	$137.00	$119.63
December 31, 2023	$152.18	$156.02	$135.91

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than is included in the following discussion. This report contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this report relate to, among other things, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; an overall decline in the health of the economy, the tile industry, consumer confidence and spending, and the housing market, including as a result of rising inflation or interest rates, instability in the global banking system, geopolitical instability, or the possibility of an economic recession or other macroeconomic factors; the impact of ongoing supply chain disruptions and inflationary cost pressures, including increased materials, labor, energy, and transportation costs and decreased discretionary consumer spending; our ability to successfully implement and realize the anticipated benefits of our strategic plan; our ability to successfully anticipate consumer trends; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions and other economic factors; supply costs and expectations, including the continued availability of sufficient products from our suppliers, risks related to relying on foreign suppliers, and the potential impact of the Russia-Ukraine, Israel-Hamas, and other geopolitical conflicts on, among other things, product availability and pricing and timing and cost of deliveries; our expectations with respect to ongoing compliance with the terms of the credit facility, including increasing interest rates; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental or climate change-related requirements; the impact of corporate citizenship and ESG matters; labor shortages and our expectations regarding the effects of employee recruiting, training, mentoring, and retention on our ability to recruit and retain employees; tax-related risks; the potential impact of cybersecurity breaches or disruptions to our management information systems; our ability to successfully implement our information technology and other digital initiatives; our ability to effectively manage our online sales; costs and adequacy of insurance; the potential impact of natural disasters, which may worsen or increase due to the effects of climate change, and other catastrophic events; risks inherent in operating as a holding company; fluctuations in material and energy costs, including ongoing volatility of oil and gas prices; our ability to remediate the material weaknesses in our internal control over financial reporting; the potential outcome of any legal proceedings; and risks related to ownership of our common stock.

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

Overview and Recent Trends

We are a specialty retailer of natural stone, man-made and luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of December 31, 2023, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

We purchase our tile products and accessories directly from suppliers and manufacture our own setting and maintenance materials, such as thinset, grout, and sealers. We believe that our long-term supplier relationships, together with our design and manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and professionals, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources, and we believe that we are a leading retailer of natural stone, man-made and luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States.

The table below sets forth information about our net sales, operating income and stores opened from 2021 to 2023.

	For the year ended December 31,
	2023	2022	2021
	(in thousands, except store data)
Net sales	$377,146	$394,702	$370,700
Income from operations	$16,158	$22,609	$20,610
Net cash provided by operating activities	$62,060	$2,715	$39,691
New stores opened during period	1	-	1

We serve customers who seek to undertake a wide range of projects; however, many end customers choose to work with us when they choose to remodel their home. Historically, we have monitored existing home sales trends reported by the National Association of REALTORS as a leading indicator of demand in our industry. In 2023, existing home sales decreased compared to 2022, following actions taken by the Federal Reserve to increase interest rates. We believe the decrease in existing home sales has resulted in softening demand for remodel projects and has had an adverse impact on our business. For the year ended December 31, 2023, our comparable store sales decreased by 4.1% due to lower levels of traffic, partially offset by an increase in average ticket value.

Our operating results are heavily dependent upon the prices paid to acquire man-made and natural store products from our suppliers around the world. In 2023, inflationary cost pressures that resulted in gross margin contraction in recent years started to taper due in part to a decrease in international freight rates and steps taken to identify alternative sources of supply. We have generally maintained our pricing, which helped contribute to an improvement in gross margin rates when comparing the first half of 2023 to the second half of the year.

Selling, general and administrative expenses decreased by $9.4 million or 4.0% to $226.9 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was largely driven by a $6.6 million decrease in variable compensation expenses, a $3.3 million decrease in shipping and transportation expenses and a $2.6 million decrease in occupancy costs, which were partially offset by a $1.6 million increase in IT-related expenses and a $0.9 million increase in marketing expenses. Additionally, asset impairment charges increased by $0.6 million, from $0.4 million in 2022 to $1.0 million in 2023.

During 2023, operating cash flow increased by $59.3 million to $62.1 million for the year ended December 31, 2023 as compared to $2.7 million for the year ended December 31, 2022. Cash generated by operations was used to purchase $15.3 million of property, plant, and equipment and repay $45.4 million of debt. As of December 31, 2023, we had no borrowings outstanding on our revolving line of credit.

Selected Financial Data

The following table sets forth selected historical financial information derived from (i) our audited financial statements included elsewhere in this report as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022, and 2021 and (ii) our audited financial statements not included elsewhere in this report as of December 31, 2021, 2020, and 2019 and for the years ended December 31, 2020 and 2019. The following selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	As of December 31, or for the year ended December 31,
	2023	2022	2021	2020	2019
	(in thousands, except per share and store data)
Statement of Income Data
Net sales	$377,146	$394,702	$370,700	$325,057	$340,351
Cost of sales	134,085	135,765	117,570	103,532	104,232
Gross profit	243,061	258,937	253,130	221,525	236,119
Selling, general and administrative expenses	226,903	236,328	232,520	215,149	237,476
Income (loss) from operations	16,158	22,609	20,610	6,376	(1,357)
Interest expense	(2,164)	(1,579)	(656)	(1,874)	(3,792)
Other income	-	-	-	-	12
Income (loss) before income taxes	13,994	21,030	19,954	4,502	(5,137)
(Provision) benefit for income taxes	(3,923)	(5,327)	(5,180)	1,529	674
Net income (loss)	$10,071	$15,703	$14,774	$6,031	$(4,463)
Earnings (loss) per share	$0.23	$0.32	$0.29	$0.12	$(0.09)
Weighted average shares outstanding (diluted)	43,621	49,247	51,085	50,584	50,624
Balance Sheet Data
Cash and cash equivalents	$8,620	$5,948	$9,358	$9,617	$9,104
Inventories	93,679	120,952	97,175	74,296	97,620
Total assets	316,672	345,822	340,758	342,690	399,814
Lease obligations	139,962	131,219	138,451	149,901	158,718
Total debt(1)	-	45,400	5,000	-	63,000
Total stockholders' equity	119,687	108,769	122,224	139,062	130,899
Working capital	35,813	63,112	29,369	27,850	52,329
Cash Flow Data
Net cash provided by operating activities	$62,060	$2,715	$39,691	$65,596	$38,563
Net cash used in investing activities	(15,255)	(14,027)	(11,070)	(1,968)	(26,390)
Net cash (used in) provided by financing activities	(45,928)	9,114	(28,902)	(63,329)	(8,622)
Other Selected Financial Data (unaudited)
Dividends paid per share	$-	$-	$0.65	$-	$0.15
Adjusted EBITDA(2)	38,779	49,583	50,255	39,953	34,846
Adjusted EBITDA margin(2)	10.3%	12.6%	13.6%	12.3%	10.2%
Gross margin rate(3)	64.4%	65.6%	68.3%	68.1%	69.4%
Operating income (loss) margin(4)	4.3%	5.7%	5.6%	2.0%	(0.4)%
Comparable store sales (decline) growth(5)	(4.1)%	6.5%	13.8%	(5.6)%	(4.6)%
Stores open at end of period	142	142	143	142	142

(1)Total debt includes current maturities of long-term debt and long-term debt balances.

(2)We calculate Adjusted EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and adjusting for interest expense, income taxes, depreciation and amortization, and stock based compensation expense. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. For more information about Adjusted EBITDA and Adjusted EBITDA margin, see “Non-GAAP Measures” below.

(3)Gross margin rate is equal to gross profit divided by net sales.

(4)Operating income (loss) margin is equal to income (loss) from operations divided by net sales.

(5)Comparable store sales growth (decline) is the percentage change in sales of comparable stores period-over-period. A store is considered comparable on the first day of the 13th full month of operation. When a store is relocated, it is excluded from the comparable store sales growth calculation. Comparable store sales growth (decline) amounts include total charges to customers less any actual returns. We include the change in the allowance for anticipated sales returns applicable to comparable stores in the comparable store sales calculation. Comparable store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses. Company management believes the comparable store sales growth (decline) metric provides useful information to both management and investors to evaluate the Company’s performance, the effectiveness of its strategy and its competitive position.

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

Selling, General and Administrative Expenses – Selling, general and administrative expenses consist primarily of compensation costs, occupancy, utilities, and maintenance costs, advertising costs, shipping and transportation expenses to move inventory from our distribution centers to our stores, and depreciation and amortization.

Pre-opening Costs – Our pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, compensation costs and promotional costs. We expense pre-opening costs as incurred and include these costs in selling, general and administrative expenses.

Income Taxes – We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

	2023	% of sales(1)	2022	% of sales
	($ in thousands)
Net sales	$377,146	100.0%	$394,702	100.0%
Cost of sales	134,085	35.6%	135,765	34.4%
Gross profit	243,061	64.4%	258,937	65.6%
Selling, general and administrative expenses	226,903	60.2%	236,328	59.9%
Income from operations	16,158	4.3%	22,609	5.7%
Interest expense	(2,164)	(0.6)%	(1,579)	(0.4)%
Income before income taxes	13,994	3.7%	21,030	5.3%
Provision for income taxes	(3,923)	(1.0)%	(5,327)	(1.3)%
Net income	$10,071	2.7%	$15,703	4.0%

(1)Amounts do not foot due to rounding.

Net Sales – Net sales decreased $17.6 million, or 4.4%, in 2023 compared to 2022. Sales at comparable stores decreased by 4.1% during 2023. The decrease in annual sales was primarily due to a decrease in store traffic that was partially offset by an increase in average ticket value.

Gross Profit – Gross profit decreased $15.9 million, or 6.1%, in 2023 compared to 2022. The gross margin rate was 64.4% and 65.6% for 2023 and 2022, respectively. The decrease in gross margin rate was primarily due to increases in supplier costs and higher international freight rates that drove inventory costs higher throughout 2022 and the first half of 2023 before beginning to moderate during the second half of 2023.

Selling, General and Administrative Expenses – Selling, general and administrative expenses decreased $9.4 million, or 4.0%, in 2023 compared to 2022. The decrease was largely driven by a $6.6 million decrease in variable compensation expenses, a $3.3 million decrease in shipping and transportation expenses and a $2.6 million decrease in occupancy costs, which were partially offset by a $1.6 million increase in IT-related expenses and a $0.9 million increase in marketing expenses. Additionally, asset impairment charges increased by $0.6 million, from $0.4 million in 2022 to $1.0 million in 2023.

Interest Expense – Interest expense increased $0.6 million in 2023 compared to 2022. The increase in interest expense was primarily due to a higher level of average debt in 2023 and an increase in interest rates.

Provision for Income Taxes – The provision for income taxes decreased $1.4 million for 2023 compared to 2022 due to a decrease in pretax income. Our effective tax rate was 28.0% in 2023 and 25.3% in 2022. The increase in the effective tax rate was largely due to an increase in tax expense associated with stock based compensation.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

A detailed discussion of the fiscal year 2022 performance compared to fiscal year 2021 is set forth in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021,” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 2, 2023, which discussion is incorporated herein by reference.

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net income calculated in accordance with GAAP and adjusting for interest expense, income taxes, depreciation and amortization, and stock-based compensation expense. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We calculate pretax return on capital employed by taking income (loss) from operations divided by capital employed. Capital employed equals total assets less accounts payable, income taxes payable, other accrued liabilities, lease liability and other long-term liabilities. Other companies may calculate both Adjusted EBITDA and pretax return on capital employed differently, limiting the usefulness of these measures for comparative purposes.

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

The reconciliation of Adjusted EBITDA to net income (loss) for the years ended December 31, 2019 through December 31, 2023 is as follows:

	Years Ended December 31,
	2023	2022	2021	2020	2019
	(in thousands)
Net income (loss)	$10,071	$15,703	$14,774	$6,031	$(4,463)
Interest expense	2,164	1,579	656	1,874	3,792
Provision (benefit) for income taxes	3,923	5,327	5,180	(1,529)	(674)
Depreciation & amortization	21,229	25,142	27,379	31,336	33,546
Stock based compensation	1,392	1,832	2,266	2,241	2,645
Adjusted EBITDA	$38,779	$49,583	$50,255	$39,953	$34,846

Adjusted EBITDA as a percentage of net sales for the years ended December 31, 2019 through December 31, 2023 is as follows:

	Years Ended December 31,
	2023	2022	2021	2020	2019(1)
	% of net sales
Net income (loss)	2.7%	4.0%	4.0%	1.9%	(1.3)%
Interest expense	0.6	0.4	0.2	0.6	1.1
Provision (benefit) for income taxes	1.0	1.3	1.4	(0.5)	(0.2)
Depreciation & amortization	5.6	6.4	7.4	9.6	9.9
Stock based compensation	0.4	0.5	0.6	0.7	0.8
Adjusted EBITDA	10.3%	12.6%	13.6%	12.3%	10.2%

(1)Amounts do not foot due to rounding.

The calculation of pretax return on capital employed is as follows:

($ in thousands)	December 31,
	2023(1)	2022(1)
Income from operations	$16,158	$22,609

Total Assets	324,880	348,720
Less: Accounts payable	(24,885)	(28,752)
Less: Income tax payable	(519)	(818)
Less: Other accrued liabilities	(32,728)	(39,951)
Less: Lease liability	(131,840)	(130,852)
Less: Other long-term liabilities	(4,585)	(4,618)
Capital Employed	$130,323	$143,729

Pretax Return on Capital Employed	12.4%	15.7%

(1)Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal sources of liquidity include $8.6 million of cash and cash equivalents at December 31, 2023, cash provided by operating activities and borrowings available under our credit facility. We expect to use this liquidity for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

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

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. We were in compliance with the covenants as of December 31, 2023.

We had no borrowings outstanding on our line of credit as of December 31, 2023. We have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. As of December 31, 2023, standby letters of credit totaled $1.4 million.  As of December 31, 2023, there was $73.6 million available for borrowing on the revolving line of credit, which may be used for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

During 2024, we expect to use cash for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes. Additionally, as described further in Note 6 of the Notes to the Consolidated Financial Statements, as of December 31, 2023, our lease liability under operating leases totaled $140.0 million. Contractual lease payments range from $17.0 million to $38.7 million on an annual basis over the next five years. We are also obligated to fund certain self-insured employee benefits, including our medical and workers’ compensation plans. As of December 31, 2023, accrual balances related to our estimated workers’ compensation claims and medical claims totaled $1.5 million and $1.1 million, respectively. Additionally, we have contractual obligations related to software service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at December 31, 2023 for purchase obligations were $4.7 million. Amounts due under these arrangements in 2024, 2025, 2026, 2027 and 2028 total $2.0 million, $1.2 million, $0.7 million, $0.4 million, and $0.4 million, respectively.

We currently believe that our cash and cash equivalents, cash flows from operations and access to cash under our credit facility will be adequate to meet our ongoing operating requirements over the next twelve months and our long-term liquidity requirements.

Capital Expenditures

The following table summarizes our capital expenditures during the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
	(in millions)
New store building, existing store remodels and store merchandising investments	$11.9	$7.6	$7.1
Information technology infrastructure	1.7	2.8	2.4
Distribution and manufacturing facilities	1.7	3.6	1.6
	$15.3	$14.0	$11.1

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

Cash Flows

The following table summarizes our cash flow for the years ended December 31, 2023, 2022 and 2021.

	For the year ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$62,060	$2,715	$39,691
Net cash used in investing activities	(15,255)	(14,027)	(11,070)
Net cash (used in) provided by financing activities	(45,928)	9,114	(28,902)

Operating Activities

Cash flows from operating activities provide us with a significant source of liquidity. Net cash provided by operating activities was $62.1 million, $2.7 million, and $39.7 million in 2023, 2022 and 2021, respectively. The increase in operating cash flows in 2023 compared to 2022 was primarily due to a decrease in inventory in 2023 when compared to an increase in inventory in 2022.

Investing Activities

Net cash used in investing activities was $15.3 million, $14.0 million and $11.1 million in 2023, 2022 and 2021, respectively. The increase in investing activities in 2023 was due to an increase in capital expenditures during 2023 to invest in new stores, store remodels, store merchandising, distribution, internal fleet and information technology assets. During 2023, the Company relocated one store, opened one store, and closed one store.

Financing Activities

Net cash (used in) provided by financing activities was ($45.9) million, $9.1 million and ($28.9) million in 2023, 2022 and 2021, respectively. Cash used in financing activities during 2023 included $65.4 million of payments against the line of credit net of $20.0 million of borrowings against the line of credit.

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

Effect if actual results differ from the assumptions: Actual return trends have not varied significantly from estimated amounts in prior periods. However, if the nature of sales returns changes significantly, our sales could be adversely impacted. A 10% change in our sales returns reserves and related return assets at December 31, 2023 would have had a $0.2 million net impact on operating income during fiscal 2023.

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

Effect if actual results differ from the assumptions: We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate our inventory provisions. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material. A 10% change in our inventory valuation and shrinkage reserves at December 31, 2023 would have had a $0.1 million net impact on operating income during fiscal 2023.

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

Effect if actual results differ from the assumptions: If actual results are not consistent with our estimates and assumptions used in determining future cash flows and asset fair values, we may be exposed to losses that could be material. During the fiscal years ended December 31, 2023, 2022 and 2021, the Company recorded asset impairment charges of $1.0 million, $0.4 million and $0.7 million, respectively, which were classified in selling, general and administrative expenses.

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

Inflation

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Our operating results are heavily dependent upon the prices paid to acquire man-made and natural stone products from our vendors around the world. Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use and other costs, including freight and labor costs. The cost to source our products has increased over the last couple of years due to an increase in international freight rates and vendor price increases, due in part to higher labor costs, energy prices and other inflationary pressures. Higher rates of inflation may have an adverse effect on our ability to maintain historical levels of gross profit and selling, general and administrative expenses as a percentage of revenues if the selling prices of our products do not increase with these increased costs. Historically, we have generally been able over time to offset, in whole or in part, the effects of inflation and price fluctuations through sales price increases and production efficiencies associated with technological enhancements and volume growth; however, we cannot reasonably estimate our ability to offset any increases in raw material prices or freight or labor costs or other inflationary pressures in the future. Such sustained inflationary pressures may have an adverse effect on our business, financial condition and results of operations if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operation. We are also exposed to interest rate risk in connection with borrowings under our credit facility. Borrowings pursuant to our Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on the Rent Adjusted Leverage Ratio (as defined in the Credit Agreement). Based upon balances and interest rates as of December 31, 2023, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would not affect pre-tax earnings or cash flow as we had paid off our debt balance as of the end of the year.

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

Foreign Currency Exchange Rate Risk

We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our subsidiary based in China and on the purchase of goods in Chinese yuan. Purchases made in Chinese yuan were less than 15% of our total inventory purchases in both 2023 and 2022. Our exposure to foreign currency rate fluctuations is not significant to our financial condition or results of operations.

We currently do not engage in any exchange rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in these transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the reports of our independent registered public accounting firm, as listed under Part IV, Item 15. “Exhibits and Financial Statement Schedules,” are included as a separate section of this report beginning on page 37 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 and have concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses in our internal control over financial reporting as described below.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (“COSO”). Based on management’s assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to material weaknesses in the design effectiveness of the Company’s information technology general controls (“ITGCs”) and the operating effectiveness of the Company’s controls surrounding leases.

The material weakness related to the Company’s ITGCs stems from deficiencies in user access controls, which did not adequately restrict access to the Company’s financial reporting system, did not ensure appropriate segregation of duties, and did not prevent unauthorized individuals from having the ability to create, post and modify journal entries. This material weakness also resulted in the ineffectiveness of automated and manual business process controls throughout our financial reporting and business transaction cycles that are dependent upon the affected ITGCs.

In addition, we previously identified a material weakness in internal control over financial reporting attributable to the breakdown in the operating effectiveness of our controls designed to identify and ensure timely recognition of new and modified leases, as disclosed in “Part I, Item 4 – Controls and Procedures” in our Form 10-Q prepared for the period ending September 30, 2023. Since originally identifying this material weakness, we have identified additional deficiencies in the design and operating effectiveness of our controls to review key inputs underlying certain lease accounting calculations.

These deficiencies resulted in an elevated risk that a material misstatement of our annual or interim financial statements would not be prevented or detected by other compensating controls. Notwithstanding the identified material weaknesses, we believe the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with GAAP.

RSM US LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2023. See “Report of Independent Registered Public Accounting Firm – Opinion on Internal Control over Financial Reporting” of this report.

Planned Remediation of Material Weaknesses

Management has actively engaged in implementing remediation plans to address the material weaknesses outlined above.

With respect to the material weakness identified related to the Company’s ITGCs, the remediation efforts include the following actions, among others:

•Restricting access in our enterprise resource planning (“ERP”) system to process transactions that could trigger a manual journal entry initiated outside of the park and post process for users who are responsible for reviewing account reconciliations.

•Adjusting access profiles in our ERP system to eliminate the ability for a user to modify and subsequently approve a manual journal entry.

•Designing and implementing a new monitoring control to identify and assess the appropriateness of any change made to a manual journal entry by the same user who approved the manual journal entry.

•Developing a new control to identify and assess the appropriateness of transactions processed in our ERP system that generate accounting entries initiated individuals who are responsible for reviewing account reconciliations.

•Refining the control to identify access profiles in our ERP system that result in segregation of duties risks.

With respect to the material weakness surrounding the Company’s lease accounting, management has taken the following steps to remediate the deficiencies identified:

•Reviewed all new leases and lease amendments entered into during 2023 and confirmed that our accounting records have been updated to reflect the terms of the new leases and lease amendments.

•Transitioned responsibility to certify the completeness of the population of new and amended leases each quarter to a new control operator who is responsible for oversight of lease negotiations. We have provided training to our new control operator and set clear expectations with respect to our controls involving the accounting for leases.

In future periods, management will take additional measures to enhance its controls to review key inputs used in its lease accounting calculations.

We have started implementing, for the material weakness related to the ITCGs, and continue to implement, for the material weakness relating to the Company’s lease accounting, the remediation steps outlined above. Each identified material weakness in internal control over financial reporting will not be considered remediated until the applicable controls have been in operation for a sufficient period of time for our management to conclude that such material weakness has been remediated. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. No assurance can be made that our remediation efforts will be completed in a timely manner or that the updated controls and procedures associated with such efforts will be deemed adequate after being subjected to testing.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders, which is currently scheduled to be held on June 18, 2024 (the “Proxy Statement”), or an amendment to this Form 10-K, which we intend to file with the SEC within 120 days after the fiscal year end covered by this report. Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

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

•Pay Versus Performance

•Proposal 1 – Election of Directors – Committees of the Board of Directors – Compensation Committee Interlocks and Insider Participation

•Proposal 1 – Election of Directors – Information Regarding the Board of Directors and Corporate Governance – Oversight of Risk Management

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following section of the Proxy Statement is incorporated herein by reference:

•Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

The following table presents our equity compensation plan information as of December 31, 2023:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	310,717	(1)	7.51	3,253,747	(2)
Equity compensation plans not approved by stockholders	-		-	-
Total	310,717		7.51	3,253,747

(1)Represents shares of common stock to be issued upon exercise of outstanding options to purchase common stock granted pursuant to the 2012 Plan and 2021 Plan as of December 31, 2023.

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

•Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tile Shop Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tile Shop Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2023, related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 29, 2024 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Retail Store Asset Impairment Assessment

As discussed in Notes 1, 3 and 6 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these asset groups may exceed their fair values. The Company evaluates potential impairment losses at the individual retail store level, which is the lowest level at which cash flows can be identified. When events and circumstances indicate that the store assets may be impaired, the Company compares the undiscounted future cash flows estimated to be generated by the retail store to the store’s asset group carrying amount. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, the Company performs an analysis to estimate the fair value of the asset group. An impairment may be recorded when the fair value of the asset group is less than its carrying value. The Company’s long-lived assets consisted of consolidated property, plant and equipment, net of $64.3 million and consolidated operating lease right of use assets balance of $129.1 million as of December 31, 2023. For the year ended December 31, 2023, the Company recorded an impairment charge of $1.0 million.

Management’s retail store asset impairment analyses involved a high degree of subjectivity due to the significant assumptions utilized in management’s store undiscounted cash flow analysis, including estimates of future revenue growth rates, gross margin, and operating expenses. In addition, significant assumptions are utilized in the store asset fair value analysis, including comparable market rents and discount rates. Given the high estimation uncertainty of management's assumptions, which can be affected by expectations about future market and economic conditions, performing audit procedures to evaluate management’s store undiscounted cash flow analysis and store asset fair value analysis required a high degree of auditor judgment and an increase in the nature and extent an audit effort, including the use of valuation specialists.

Our audit procedures related to management’s retail store asset impairment assessment analyses included the following, among others:

•We tested the Company’s estimates of future undiscounted cash flows by store that included, among others, comparing the significant assumptions used by management, such as future revenue growth rates, gross margins, and operating expenses, to historical trends and further evaluated the projections of future cash flows for consistency with current industry and economic trends.

•We tested the mathematical accuracy of the Company’s impairment models and tested the underlying data used by management for completeness and accuracy by agreeing it to source data.

•We utilized internal valuation specialists to assist with testing management’s estimates of fair value through evaluating both the reasonableness of management’s methodology to determine fair value and the reasonableness of certain significant assumptions used by management, including market rents and discount rates, by comparing them to publicly available market data.

/s/ RSM US LLP

We have served as the Company's auditor since 2023.

Minneapolis, Minnesota

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tile Shop Holdings, Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Tile Shop Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 of the Company and our report dated February 29, 2024 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment.

There were deficiencies in the design and operation of the Company’s information technology general controls (ITGCs) around user access management, which did not adequately restrict access to the Company’s financial reporting systems, did not ensure appropriate segregation of duties, and did not prevent unauthorized users within the organization from having the ability to create, record, and modify journal entries. These deficiencies in ITGCs also results in the ineffectiveness of manual and automated business process controls that are dependent upon the affected ITGCs.

There were deficiencies in the design and operation of the Company’s controls related to accounting for leases which did not ensure timely recognition of new and modified leases and did not ensure the appropriate review of key inputs underlying certain lease accounting calculations.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated February 29, 2024 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Minneapolis, Minnesota

February 29, 2024

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tile Shop Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tile Shop Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We served as the Company’s auditor from 2013 to 2023.

/s/Ernst & Young LLP

Minneapolis, Minnesota

March 2, 2023

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2023 and 2022

(dollars in thousands, except per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$8,620	$5,948
Restricted cash	-	1,811
Receivables, net	2,882	3,411
Inventories	93,679	120,952
Income tax receivable	129	3,859
Other current assets, net	9,248	10,422
Total Current Assets	114,558	146,403
Property, plant and equipment, net	64,317	71,095
Right of use asset	129,092	118,501
Deferred tax assets	5,256	6,536
Other assets	3,449	3,287
Total Assets	$316,672	$345,822

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,345	$23,506
Income tax payable	1,135	3
Current portion of lease liability	27,265	27,866
Other accrued liabilities	27,000	31,916
Total Current Liabilities	78,745	83,291
Long-term debt, net	-	45,400
Long-term lease liability, net	112,697	103,353
Other long-term liabilities	5,543	5,009
Total Liabilities	196,985	237,053

Stockholders’ Equity:
Common stock, par value: $0.0001; authorized: 100,000,000 shares; issued and outstanding: 44,510,779 and 44,377,445 shares, respectively	4	4
Preferred stock, par value: $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	128,861	127,997
Accumulated deficit	(9,109)	(19,180)
Accumulated other comprehensive loss	(69)	(52)
Total Stockholders' Equity	119,687	108,769
Total Liabilities and Stockholders' Equity	$316,672	$345,822

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

For the years ended December 31, 2023, 2022 and 2021

(dollars in thousands, except per share data)

	2023	2022	2021
Net sales	$377,146	$394,702	$370,700
Cost of sales	134,085	135,765	117,570
Gross profit	243,061	258,937	253,130
Selling, general and administrative expenses	226,903	236,328	232,520
Income from operations	16,158	22,609	20,610
Interest expense	(2,164)	(1,579)	(656)
Income before income taxes	13,994	21,030	19,954
Provision for income taxes	(3,923)	(5,327)	(5,180)
Net income	$10,071	$15,703	$14,774

Income per common share:
Basic	$0.23	$0.32	$0.29
Diluted	$0.23	$0.32	$0.29

Weighted average shares outstanding:
Basic	43,424,089	48,855,701	50,393,980
Diluted	43,620,790	49,247,047	51,085,463

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2023, 2022 and 2021

(dollars in thousands)

	2023	2022	2021
Net income	$10,071	$15,703	$14,774
Currency translation adjustment	(17)	(64)	24
Other comprehensive (loss) income	(17)	(64)	24
Comprehensive income	$10,054	$15,639	$14,798

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except per share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
Balance at January 1, 2021	51,701,080	$5	$158,556	$(19,487)	$(12)	$139,062
Issuance of restricted shares	421,547	-	-	-	-	-
Cancellation of restricted shares	(24,018)	-	-	-	-	-
Stock based compensation	-	-	2,266	-	-	2,266
Tax withholdings related to net share settlements of stock based compensation awards	(135,232)	-	(953)	-	-	(953)
Dividends paid ($0.65 per share)	-	-	(32,949)	-	-	(32,949)
Foreign currency translation adjustments	-	-	-	-	24	24
Net income	-	-	-	14,774	-	14,774
Balance at December 31, 2021	51,963,377	$5	$126,920	$(4,713)	$12	$122,224
Issuance of restricted shares	610,480	-	-	-	-	-
Cancellation of restricted shares	(264,513)	-	-	-	-	-
Stock based compensation	-	-	1,832	-	-	1,832
Tax withholdings related to net share settlements of stock based compensation awards	(126,673)	-	(755)	-	-	(755)
Repurchases of common stock	(7,805,226)	(1)	-	(30,170)	-	(30,171)
Foreign currency translation adjustments	-	-	-	-	(64)	(64)
Net income	-	-	-	15,703	-	15,703
Balance at December 31, 2022	44,377,445	$4	$127,997	$(19,180)	$(52)	$108,769
Issuance of restricted shares	611,154	-	-	-	-	-
Issuance of common stock upon exercise of options	1,790	-	4	-	-	4
Cancellation of restricted shares	(372,645)	-	-	-	-	-
Stock based compensation	-	-	1,392	-	-	1,392
Tax withholdings related to net share settlements of stock based compensation awards	(106,965)	-	(532)	-	-	(532)
Foreign currency translation adjustments	-	-	-	-	(17)	(17)
Net income	-	-	-	10,071	-	10,071
Balance at December 31, 2023	44,510,779	$4	$128,861	$(9,109)	$(69)	$119,687

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2023, 2022 and 2021

(dollars in thousands)

	For the years ended,
	2023	2022	2021
Cash Flows From Operating Activities
Net income	$10,071	$15,703	$14,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,229	25,142	27,379
Amortization of debt issuance costs	257	427	304
(Gain) loss on disposals of property, plant and equipment	(13)	-	82
Impairment charges	1,027	423	720
Non-cash lease expense	25,844	25,779	24,832
Stock based compensation	1,392	1,832	2,266
Deferred income taxes	1,280	417	(1,612)
Changes in operating assets and liabilities:
Receivables	528	(209)	(226)
Inventories	27,272	(23,777)	(22,879)
Other current assets, net	3,316	(2,676)	(1,128)
Accounts payable	123	(8,057)	15,873
Income tax receivable / payable	4,861	2,677	1,491
Accrued expenses and other liabilities	(35,127)	(34,966)	(22,185)
Net cash provided by operating activities	62,060	2,715	39,691
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(15,313)	(14,027)	(11,070)
Proceeds from the sale of property, plant and equipment	58	-	-
Net cash used in investing activities	(15,255)	(14,027)	(11,070)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	(65,400)	(50,000)	(5,000)
Advances on line of credit	20,000	90,400	10,000
Dividends paid	-	-	(32,949)
Proceeds from exercise of stock options	4	-	-
Repurchases of common stock	-	(30,171)	-
Employee taxes paid for shares withheld	(532)	(755)	(953)
Debt issuance costs	-	(360)	-
Net cash (used in) provided by financing activities	(45,928)	9,114	(28,902)
Effect of exchange rate changes on cash	(16)	(56)	22
Net change in cash, cash equivalents and restricted cash	861	(2,254)	(259)
Cash, cash equivalents and restricted cash beginning of period	7,759	10,013	10,272
Cash, cash equivalents and restricted cash end of period	$8,620	$7,759	$10,013

Cash and cash equivalents	$8,620	$5,948	$9,358
Restricted cash	-	1,811	655
Cash, cash equivalents and restricted cash end of period	$8,620	$7,759	$10,013

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$430	$714	$34
Cash paid for interest	2,082	1,257	632
Cash (received) paid for income taxes, net of refunds	(2,218)	2,231	5,298

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Nature of Business

The Tile Shop, LLC (“The Tile Shop”) was founded in 1985 and Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, including The Tile Shop, the “Company”) was incorporated in Delaware in June 2012. The Company is a specialty retailer of natural stone, man-made and luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. The Company’s assortment includes over 6,000 products from around the world. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, metal and luxury vinyl tile. The majority of the tile products are sold under the Company's proprietary Rush River and Fired Earth brand names. The Company purchases tile products, accessories and tools directly from its network of suppliers. The Company manufactures its own setting and maintenance materials, such as thinset, grout and sealer, under the Superior brand name, as well as works with other suppliers to manufacture private label products. As of December 31, 2023, the Company operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $8.6 million and $5.9 million at December 31, 2023 and 2022, respectively. The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. The payments due from banks for debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $3.0 million and $1.6 million at December 31, 2023 and 2022, respectively.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or are under the terms of use for current operations are included in the restricted balance on the balance sheet.

Trade Receivables

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts on a specific identification basis and by leveraging information on historical losses, current conditions, and reasonable and supportable forecasts of future conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $0.3 million as of both December 31, 2023 and 2022. The Company does not accrue interest on accounts receivable.

Inventories

The Company’s inventory consists of manufactured items and purchased merchandise held for resale. Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. The Company capitalizes the cost of

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

inbound freight, duties, and receiving and handling costs to bring purchased materials into its distribution network. The labor and overhead costs incurred in connection with the production process are included in the value of manufactured finished goods.

Inventories were comprised of the following as of December 31:

	2023	2022
	(in thousands)
Finished goods	$92,205	$119,517
Raw materials	1,474	1,435
Total	$93,679	$120,952

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. These estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sell through and changes in actual shrinkage trends. The provision for losses related to shrinkage and other amounts was $1.3 million and $0.7 million as of December 31, 2023 and 2022, respectively.

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

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of December 31, 2023 and 2022, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

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

Sales Return Reserve

Customers may return purchased items for an exchange or refund. The process to establish a sales return reserve contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future returns and exchanges. The customer may receive a refund or exchange the original product for a replacement of equal or similar quality for a period of two months from the time of original purchase. Products received back under this policy are reconditioned pursuant to state laws and resold. The Company records a reserve for estimated product returns, based on historical return trends together with current product sales performance.

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

Supplier Concentration

The Company purchases merchandise inventories from approximately 190 different suppliers worldwide. Significant suppliers are those that account for greater than 10% of the Company’s annual purchases.

During the year ended December 31, 2023, the Company purchased materials from two significant suppliers which represented a total of 25.5% of the Company’s total purchases. As of December 31, 2023, the accounts payable balance due to the significant suppliers was $0.6 million. During the year ended December 31, 2022, there were no suppliers considered significant suppliers.

Segments

The Company’s operations consist primarily of retail sales of natural stone, man-made and luxury vinyl tiles, setting and maintenance materials, and related accessories in stores located in the United States. The Company’s chief operating decision maker only reviews the consolidated results of the Company and accordingly, the Company has concluded it has one reportable segment.

Advertising Costs

Advertising costs were $9.1 million, $8.1 million and $6.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in selling, general and administrative expenses in the consolidated statements of income. The

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Company’s advertising consists primarily of digital media, direct marketing, events, traditional print media and mobile advertisements and is expensed at the time the media is distributed.

Pre-opening Costs

The Company’s pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, compensation costs and promotional costs. The Company expenses pre-opening costs as incurred which are recorded in selling, general and administrative expenses. During both the years ended December 31, 2023 and 2021, the Company recorded pre-opening costs of $0.1 million. During the year ended December 31, 2022, the Company did not record any pre-opening costs.

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

The Company evaluates potential impairment losses on long-lived assets used in operations at the individual retail store level, which is the lowest level at which cash flows can be identified, when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recorded based on the excess of the carrying value of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. During the fiscal years ended December 31, 2023, 2022 and 2021, the Company recorded asset impairment charges of $1.0 million, $0.4 million and $0.7 million, respectively, which were classified in selling, general and administrative expenses.

Internal Use Software

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when there are no plans to market the software externally. Costs capitalized include external direct costs of materials and services and internal compensation costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. As of December 31, 2023 and 2022, $2.8 million and $3.8 million was included in computer equipment and software, respectively. The internal use software costs are amortized over estimated useful lives of three to seven years. There was $1.6 million, $2.0 million and $1.5 million of amortization expense related to capitalized software during the years ended December 31, 2023, 2022 and 2021, respectively.

The Company licenses software for internal use from third parties. The Company accounts for costs associated with software contracts considered cloud computing arrangements as operating expenses. If a software contract gives the Company the right and it is feasible to take possession of the software, the Company recognizes an asset for the entire contractual cost and recognizes a liability for future payments under the license agreement.

The Company has contractual obligations related to software service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at December 31, 2023 for purchase obligations were $4.7 million. Amounts due under these

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

arrangements in 2024, 2025, 2026, 2027 and 2028 total $2.0 million, $1.2 million, $0.7 million, $0.4 million, and $0.4 million, respectively.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right of use assets and lease liabilities on the consolidated balance sheets. The right of use assets and lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The right of use asset is also adjusted for any lease incentives received pursuant to the lease agreement. The Company’s lease terms may include options to extend or terminate the lease typically at its own discretion. The Company regularly evaluates the renewal options and when such options are reasonably certain of exercise, the Company includes the renewal period in its lease term. The Company does not apply the recognition requirements to short term leases.

Certain lease arrangements contain provisions requiring the Company to restore the leased property to its original condition at the end of the lease. The fair values of these obligations are recorded as liabilities on a discounted basis, which occurs at the time the Company enters into the lease arrangement. In the estimation of fair value, the Company uses assumptions and judgements regarding such factors as the existence of a legal obligation for an asset retirement obligation, estimated amounts and timing of settlements, discount rates and inflation rates. The costs associated with these liabilities are capitalized and depreciated over the lease term and the liabilities are accreted over the same period. Asset retirement obligations attributable to leases with a remaining lease term of 12 months or less are presented as other accrued liabilities.  As of December 31, 2023 and 2022, asset retirement obligations classified as other accrued liabilities were $0.1 million and $0.2 million, respectively.  Asset retirement obligations attributable to leases with a remaining lease term of 12 months or more are presented as other long-term liabilities.  As of December 31, 2023 and 2022, asset retirement obligations classified as other long-term liabilities were $3.5 million and $2.7 million, respectively.

Self-Insurance

The Company is self-insured for certain employee health and workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, and economic conditions. As of both December 31, 2023 and 2022, an accrual of $1.1 million related to estimated employee health claims was included in other accrued liabilities. As of December 31, 2023 and 2022, an accrual of $1.5 million and $2.0 million related to estimated workers’ compensation claims was included in other accrued liabilities, respectively.

The Company has standby letters of credit outstanding related to the Company's workers’ compensation and employee health insurance policies. As of December 31, 2023 and 2022, the standby letters of credit totaled $1.4 million and $2.4 million, respectively.

Note 2: Revenues

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenue.

The following table presents revenues disaggregated by product category:

	Years Ended December 31,
	2023	2022
Man-made tiles	54%	51%
Natural stone tiles	21	25
Setting and maintenance materials	15	15
Accessories	8	7
Delivery service	2	2
	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $10.7 million and $11.3 million as of December 31, 2023 and 2022, respectively. Revenues recognized during the year ended December 31, 2023 that were included in the customer deposit balance as of the beginning of the period were $11.1 million.

The Company extends financing to qualified professional customers who apply for credit. The accounts receivable balance was $2.9 million and $3.4 million as of December 31, 2023 and 2022, respectively. Customers who qualify for an account receive 30-day payment terms. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
	(in thousands)
Other current accrued liabilities	$3,640	$4,993
Other current assets	1,220	1,687
Sales returns reserve, net	$2,420	$3,306

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2023	2022
	(in thousands)
Land	$904	$904
Building and building improvements	25,979	25,835
Leasehold improvements	102,244	99,949
Furniture and fixtures	146,033	148,298
Machinery and equipment	32,263	31,261
Computer equipment and software	50,878	49,313
Vehicles	8,428	8,064
Construction in progress	2,873	1,648
Total property, plant and equipment	369,602	365,272
Less accumulated depreciation	(305,285)	(294,177)
Total property, plant and equipment, net	$64,317	$71,095

Depreciation expense on property and equipment, including financing leases, was $21.2 million, $25.1 million and $27.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the years ended December 31, 2023, 2022 and 2021, the Company recorded asset impairment charges of $1.0 million, $0.4 million and $0.7 million, respectively.

Note 4: Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

	2023	2022
	(in thousands)
Customer deposits	$10,719	$11,315
Sales returns reserve	3,640	4,993
Accrued wages and salaries	5,523	6,040
Payroll and sales taxes	2,129	2,286
Other current liabilities	4,989	7,282
Total other accrued liabilities	$27,000	$31,916

Note 5: Long-term Debt

Long-term debt, net of debt issuance costs, consisted of the following at December 31:

	2023	2022
	(in thousands)
Total debt obligations	$-	$45,400
Less: current portion	-	-
Debt obligations, net of current portion	$-	$45,400

On September 30, 2022, Holdings and its operating subsidiary, The Tile Shop, and certain subsidiaries of each entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto, including Fifth Third Bank (the “Credit Agreement”).  The Credit Agreement provides the Company with a senior credit facility consisting of a $75.0 million revolving line of credit through September 30, 2027.  Borrowings pursuant to the Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on The Tile Shop’s Rent Adjusted Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement is secured by virtually all of the assets of the Company, including, but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, engage in acquisitions or mergers, make

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. The Company was in compliance with the covenants as of December 31, 2023.

The Company had no borrowings outstanding on its line of credit as of December 31, 2023. The Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. As of December 31, 2023, standby letters of credit totaled $1.4 million.  As of December 31, 2023, there was $73.6 million available for borrowing on the revolving line of credit, which may be used for maintaining the Company’s existing stores, purchasing additional merchandise inventory, and general corporate purposes.

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

Leases (in thousands)	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Right of use asset	$129,092	$118,501
Total leased assets		$129,092	$118,501

Liabilities
Current
Operating	Current portion of lease liability	$27,265	$27,866
Noncurrent
Operating	Long-term lease liability, net	112,697	103,353
Total lease liabilities		$139,962	$131,219

		Year Ended December 31,
Lease cost (in thousands)	Classification	2023	2022
Operating lease cost	SG&A expenses	$36,023	$33,286
Variable lease cost(1)	SG&A expenses	14,019	14,052
Short term lease cost	SG&A expenses	372	424
Net lease cost		$50,414	$47,762

(1) Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

Maturity of Lease Liabilities (in thousands)	Operating Leases
2024	$38,748
2025	35,900
2026	31,206
2027	24,893
2028	16,950
Thereafter	28,904
Total lease payments	176,601
Less: interest	(36,639)
Present value of lease liabilities	$139,962

	Year Ended December 31,
Other Information (in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(38,234)	$(37,587)
Lease right-of-use assets obtained or modified in exchange for lease obligations	$36,579	$21,302

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted average remaining term (years)
Operating leases	5.4	5.1
Weighted average discount rate
Operating leases	7.90%	7.67%

In July 2022, the Company entered into an agreement to modify one of its store leases. The terms of the agreement required the Company to vacate the store during the fourth quarter of 2022 in exchange for a $1.4 million lease incentive payment from the landlord.  During the fourth quarter, the Company fulfilled its obligation to close the store and received the $1.4 million lease incentive payment from the landlord.  The Company recognized the $1.4 million benefit associated with the modified lease during the year ended December 31, 2022. The Company did not receive any lease incentives tied to a store closure or recognize a reduction to rent expense in connection with this type of lease incentive during the twelve months ended December 31, 2023.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2023 and 2022 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	December 31, 2023	December 31, 2022
Assets		(in thousands)
Cash and cash equivalents	Level 1	$8,620	$5,948
Restricted cash	Level 1	-	1,811

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the years ended December 31, 2023, 2022 and 2021, the Company recognized charges in selling, general, and administrative expenses to write-down property, plant, and equipment and right of use assets to their estimated fair values of $1.0 million, $0.4 million and $0.7 million, respectively. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return, and market rental rates for comparable properties. The following table presents quantitative information about significant level 2 and level 3 inputs used to estimate the fair value of property, plant and equipment and right of use assets during the twelve months ended December 31, 2023:

	Fair Value	Valuation Technique	Category	Input	Range
Right of use assets (1)	$3,611	Discounted cash flow	Level 2	Market rental rates	$14.50 to $33.44 per sq. ft.
			Level 2	Discount rate	8.3% to 8.8%
Property, plant and equipment (1)	$-	Discounted cash flow	Level 3	Revenue growth rate	3% to 20%
			Level 3	Discount rate	8.0% to 9.5%

(1)The fair value specifically relates to only those locations which had impairment charges during the twelve months ended December 31, 2023.

During the twelve months ended December 31, 2023, the Company recorded a $0.8 million adjustment to reflect an increase in its estimate of the fair value to restore leased property to its original condition at the end of the lease. The change in the estimated value of the Company’s asset retirement obligation resulted in a $0.8 million increase in property, plant and equipment and a $0.8 million increase in other long-term liabilities. The Company measured the fair value of its asset retirement obligation based on the estimated amounts and timing of settlements, an estimated risk adjusted rate of return, and expected inflation rates, which are considered Level 2 inputs.  The Company did not adjust its estimate of the fair value to restore leased property to its original condition during the twelve months ended December 31, 2022.

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

Basic and diluted net income per share was calculated as follows:

	2023	2022	2021
	(in thousands, except share and per share data)
Net income	$10,071	$15,703	$14,774
Weighted average shares outstanding - basic	43,424,089	48,855,701	50,393,980
Effect of dilutive securities attributable to stock based awards	196,701	391,346	691,483
Weighted average shares outstanding - diluted	43,620,790	49,247,047	51,085,463
Basic net income per share	$0.23	$0.32	$0.29
Diluted net income per share	$0.23	$0.32	$0.29
Anti-dilutive securities excluded from earnings per share calculation	404,557	640,993	884,610

Note 9: Equity Incentive Plans

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

without the issuance of shares or an award is settled only in cash, the shares subject to such awards granted but not delivered will be added to the number of shares available for awards under the 2021 Plan.

Stock Options:

During the years ended December 31, 2023, 2022 and 2021, the Company did not grant any stock options to its employees. Prior to 2020, the Company granted stock options to its employees that included service condition requirements. The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

Stock based compensation related to options for the years ended December 31, 2023, 2022 and 2021 was less than $0.1 million, $0.1 million, and $0.3 million, respectively, and was included in selling, general and administrative expenses in the consolidated statements of income. As of December 31, 2023, all options outstanding were fully vested and all compensation cost has been recognized.

The following table summarizes stock option activity during the years ended December 31, 2023, 2022 and 2021:

	Shares	Weighted Average Exercise Price	Weighted Avg. Grant Date Fair Value	Weighted Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2021	1,010,447	$10.96	$5.16	4.6	$-
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Forfeited	(104,502)	$11.03	$4.90
Balance, December 31, 2021	905,945	$10.96	$5.19	3.7	$238
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Forfeited	(347,878)	$10.53	$5.45
Balance, December 31, 2022	558,067	$11.22	$4.82	4.2	$-
Granted	-	$-	$-
Exercised	(50,000)	$6.26	$2.57
Cancelled/Forfeited	(197,350)	$18.33	$8.58
Balance, December 31, 2023	310,717	$7.51	$3.17	3.8	$236
Exercisable at December 31, 2023	310,717	$7.51	$3.17		$-
Vested and expected to vest, December 31, 2023	310,717	$7.51	$3.17		$236

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

The following table summarizes restricted stock activity during the years ended December 31, 2023, 2022 and 2021:

	Shares	Weighted Avg. Grant Date Fair Value
Nonvested, January 1, 2021	1,642,497	$2.48
Granted	421,547	$7.05
Vested	(742,392)	$2.61
Forfeited	(24,018)	$6.99
Nonvested, December 31, 2021	1,297,634	$3.81
Granted	610,478	$5.57
Vested	(466,298)	$3.99
Forfeited	(264,912)	$4.63
Nonvested, December 31, 2022	1,176,902	$4.46
Granted	611,154	$4.98
Vested	(448,506)	$3.47
Forfeited	(372,645)	$5.28
Nonvested, December 31, 2023	966,905	$4.93

The total expense associated with restricted stock for the years ended December 31, 2023, 2022, and 2021 was $1.4 million, $1.7 million, and $2.0 million, respectively.

During 2021, the Company granted restricted share awards subject to forfeiture on the date the Company files its annual report on Form 10-K for each of the 2021, 2022 and 2023 fiscal years if the Company fails to attain certain Adjusted EBITDA margin performance targets in 2021, 2022 and 2023. In 2022, the Company granted restricted share awards subject to forfeiture on the date the Company files its annual report on Form 10-K for each of the 2022, 2023 and 2024 fiscal years if the Company fails to attain certain Pretax Return on Capital Employed performance targets in 2022, 2023 and 2024. In 2023, the Company granted restricted share awards subject to forfeiture on the date the Company files its annual report on Form 10-K for each of the 2023, 2024 and 2025 fiscal years if the Company fails to attain certain Pretax Return on Capital Employed performance targets in 2023, 2024 and 2025. The Company did not attain any of the Adjusted EBITDA or Pretax Return on Capital Employed performance measures in 2023, and accordingly, did not record any expense in connection with the performance share awards in 2023. The Company anticipates cancelling 210,451 restricted shares on the date this Form 10-K is filed.

As of December 31, 2023, there was $2.7 million of total unrecognized expense related to unvested restricted stock awards, which are expected to vest, and will be expensed over a weighted average period of 1.4 years. The fair value of restricted stock granted in fiscal years 2023 and 2022 was $3.0 million and $3.4 million, respectively. The total fair value of restricted stock that vested in fiscal years 2023 and 2022 was $2.3 million and $1.9 million, respectively. Using the closing stock price of $7.36 on December 29, 2023 (the last trading day of fiscal 2023), the 966,905 restricted shares outstanding and expected to vest as of December 31, 2023 had an intrinsic value of $7.1 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Income Taxes

The components of the provision for income taxes consisted of the following:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Current
Federal	$(2,087)	$(3,870)	$(5,397)
State	(556)	(1,040)	(1,390)
International	-	-	(4)
Total Current	(2,643)	(4,910)	(6,791)
Deferred
Federal	(794)	(91)	1,698
State	(486)	(281)	(131)
International	-	(45)	44
Total Deferred	(1,280)	(417)	1,611
Total (Provision) Benefit for Income Taxes	$(3,923)	$(5,327)	$(5,180)

A majority of the Company's pretax income is from domestic operations.

The following table reflects the effective income tax rate reconciliation for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of the federal tax benefit	5.9	5.5	6.1
Stock based compensation	1.6	(0.5)	(1.3)
Tax credits	(0.6)	(0.5)	(0.2)
Other	0.1	(0.2)	0.4
Effective tax rate	28.0%	25.3%	26.0%

The Company’s effective tax rate was 28.0%, 25.3% and 26.0% during the years ended December 31, 2023, 2022 and 2021, respectively. The increase in the effective tax rate in 2023 when compared to 2022 was primarily due to an increase in tax expense associated with stock based compensation. The decrease in the effective tax rate in 2022 when compared to 2021 was primarily due to a decrease in the Company’s state taxes.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Components of net deferred income taxes were as follows at December 31:

	2023	2022
	(in thousands)
Deferred income tax assets:
Section 743 carryforward	$6,070	$7,764
Inventory	1,787	2,031
Operating lease liabilities	36,083	33,901
Other	2,790	4,034
Total deferred income tax assets	$46,730	$47,730

Deferred income tax liabilities
Depreciation	5,145	6,692
Operating lease right-of-use assets	35,337	32,693
Other	992	1,809
Total deferred income tax liabilities	41,474	41,194
Net deferred income tax assets	$5,256	$6,536

The Company has recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of its foreign subsidiary as of December 31, 2023. As of December 31, 2023, the total undistributed earnings of the Company's non-U.S. subsidiary was approximately $0.1 million. The Company has provided no deferred taxes on withholding taxes, state taxes, and foreign currency gains and losses due on the repatriation of those earnings.

The Company records interest and penalties through income tax expense relating to uncertain tax positions. As of December 31, 2023, 2022 and 2021, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

The Company's federal, state, and foreign income tax returns are subject to audit. The Company is not currently under audit by federal, state, or foreign taxing authorities. The years open to examination include years ending 2020 to 2022 for federal income tax purposes, years ending 2019 to 2022 for state income tax purposes, and years ending 2020 to 2022 for foreign income tax purposes.

Note 11: New Markets Tax Credit

2016 New Markets Tax Credit

In December 2016, the Company entered into a financing transaction with U.S. Bank Community, LLC (“U.S. Bank”) related to a $9.2 million expansion of the Company’s facility in Durant, Oklahoma. U.S. Bank made a capital contribution to, and Tile Shop Lending, Inc. (“Tile Shop Lending”) made a loan to, Twain Investment Fund 192 LLC (the “Investment Fund”) under a qualified New Markets Tax Credit (“NMTC”) program. In this transaction, Tile Shop Lending loaned $6.7 million to the Investment Fund.  U.S. Bank also contributed $3.2 million to the Investment Fund and, by virtue of such contribution, was entitled to substantially all of the tax benefits derived from the NMTC, while the Company effectively received net loan proceeds equal to U.S. Bank’s contributions to the Investment Fund. This transaction included a put/call provision whereby the Company may have been obligated or entitled to repurchase U.S. Bank’s interest. The value attributed to the put/call prior to the exercise of the put option was de minimis. The NMTC was subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company was required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could have resulted in projected tax benefits not being realized and, therefore, could have required the Company to indemnify U.S. Bank for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits was relieved. No credit recaptures were required in connection with this arrangement.  In connection with this transaction, U.S. Bank contributed $3.2 million, net of syndication fees, to the Investment Fund. The Company incurred $1.3 million of syndication fees in connection with this transaction. The Company recognized the benefit of this net $1.9 million contribution over the seven-year compliance period as it was earned through the on-going compliance with the conditions of the NMTC program.

In December 2023, U.S. Bank exercised the put option to sell its interest in the Investment Fund at the end of the tax credit recapture period. Upon closing, the balance in the Investment Fund that was previously classified as restricted cash in the Consolidated Balance Sheet was used to fund $0.1 million of closing costs. The remaining $0.5 million balance in the Investment Fund was transferred to the Company resulting in an increase in cash on the Consolidated Balance Sheet.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company matched employee contributions of $1.6 million in both 2023 and 2022, and $1.8 million in 2021. The Company made no discretionary contributions for any of the years presented.

Note 13: Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2023 and 2022 are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2023
Net sales	$102,019	98,557	92,112	84,458
Gross profit	65,538	63,302	59,563	54,658
Income from operations	4,125	7,734	2,829	1,470
Net income	2,512	5,079	1,844	636
Basic earnings per share	0.06	0.12	0.04	0.01
Diluted earnings per share	0.06	0.12	0.04	0.01

2022
Net sales	$102,471	107,604	97,154	87,473
Gross profit	66,845	71,018	64,612	56,462
Income from operations	4,736	9,778	5,503	2,592
Net income	3,513	6,914	3,823	1,453
Basic earnings per share	0.07	0.14	0.08	0.03
Diluted earnings per share	0.07	0.13	0.08	0.03

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
3.2	Certificate of Amendment to the Certificate of Incorporation of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 21, 2021.
3.3	Bylaws of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
4.1	Specimen Common Stock Certificate – incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Form S-4 (Reg. No. 333-182482) dated July 23, 2012.
4.2	Description of Tile Shop Holdings, Inc.’s Registered Securities – incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
10.1*	Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 26, 2013.
10.2*

Amended and Restated Amendment No. 1 to the Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 26, 2013.

10.3*

Form of Indemnification Agreement by and between Tile Shop Holdings, Inc. and each of its directors and executive officers – incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Form S-4 (Reg. No. 333-182482) dated July 23, 2012.

10.4*	Tile Shop Holdings, Inc. Form of Incentive Stock Option Agreement (2012 Plan) – incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 26, 2013.
10.5*	Tile Shop Holdings, Inc. Form of Nonstatutory Stock Option Agreement (2012 Plan) – incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 26, 2013.
10.6*	Tile Shop Holdings, Inc. Form of Stock Restriction Agreement (2012 Plan) – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 26, 2013.
10.7*

Tile Shop Holdings, Inc. Form of Stock Restriction Agreement (2012 Plan) – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.8*

Employment Agreement, dated February 19, 2018, between Tile Shop Holdings, Inc. and Cabell Lolmaugh – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2018.

10.9*

Employment Agreement, dated September 6, 2019, by and between Tile Shop Holdings, Inc. and Mark Davis – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

10.10*

Employment Agreement, dated October 16, 2020, by and between Tile Shop Holdings, Inc. and Joe Kinder – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.11*

Tile Shop Holdings, Inc. Form of Performance-Based Stock Restriction Agreement – incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.12*	Tile Shop Holdings, Inc. 2021 Omnibus Equity Compensation Plan – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2021.
10.13*	Form of Nonqualified Stock Option Agreement (2021 Plan) – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 21, 2021.
10.14*	Form of Incentive Stock Option Agreement (2021 Plan) – incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 21, 2021.
10.15*	Form of Stock Restriction Agreement (2021 Plan) – incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 21, 2021.
10.16*	Form of Performance-Based Stock Restriction Agreement (2021 Plan) – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 21, 2021.
10.17*	Form of Stock Restriction Agreement (2021 Plan) (2023) – incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
10.18*	Form of Performance-Based Stock Restriction Agreement (2021 Plan) (2023) – incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.19*

Employment Agreement, effective as of January 3, 2022, by and between Tile Shop Holdings, Inc. and Karla Lunan – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2021.

10.20***

Credit Agreement, dated as of September 30, 2022, by and among The Tile Shop, LLC, as borrower and loan party, Tile Shop Holdings, Inc., Tile Shop Lending, Inc., and The Tile Shop of Michigan, LLC, as guarantors and loan parties, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2022.

10.21***

Pledge and Security Agreement, dated as of September 30, 2022, by and among The Tile Shop, LLC, Tile Shop Holdings, Inc., Tile Shop Lending, Inc., and The Tile Shop of Michigan, LLC, as grantors, and JPMorgan Chase Bank, N.A., as administrative agent – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2022.

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated May 25, 2023 – incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed May 25, 2023.
19.1	Tile Shop Holdings, Inc. Insider Trading Policy (last amended February 28, 2023) – filed herewith.
21.1	Subsidiaries of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
23.1	Consent of RSM US LLP, independent registered public accounting firm – filed herewith.
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm – filed herewith.
24.1	Power of Attorney (included on the “Signatures” page of this Annual Report on Form 10-K) – filed herewith.
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
32.1**	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished herewith.
32.2**	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished herewith.
97.1	Tile Shop Holdings, Inc. Compensation Recovery Policy (effective February 28, 2023) – filed herewith.
99.1	Director Standstill Commitment – incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 13, 2020.
99.2	Stipulation of Settlement, dated August 7, 2020 – incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 7, 2020.
101

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) – filed herewith.

___________________________

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

88

TILE SHOP HOLDINGS, INC.

Date: February 29, 2024	/s/ CABELL H. LOLMAUGH
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

Signature	Title	Date

/s/ CABELL H. LOLMAUGH	Chief Executive Officer, Director	February 29, 2024
Cabell H. Lolmaugh	(Principal Executive Officer)

/s/ KARLA LUNAN	Senior Vice President and Chief Financial Officer	February 29, 2024
Karla Lunan	(Principal Financial Officer)

/s/ MARK B. DAVIS	Vice President, Investor Relations, and Chief	February 29, 2024
Mark B. Davis	Accounting Officer (Principal Accounting Officer)

/s/ PETER H. KAMIN	Director and Chairman of the Board of Directors	February 29, 2024
Peter H. Kamin

/s/ MARK J. BONNEY	Director	February 29, 2024
Mark J. Bonney

/s/ DEBORAH K. GLASSER	Director	February 29, 2024
Deborah K. Glasser

/s/ PETER J. JACULLO, III	Director	February 29, 2024
Peter J. Jacullo, III

/s/ LINDA SOLHEID	Director	February 29, 2024
Linda Solheid