Form 10-Q
period 2024-03-31
TILE SHOP HOLDINGS, INC.
filed 2024-05-09
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, there were 44,526,194 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$24,027	$8,620
Receivables, net	3,935	2,882
Inventories	88,835	93,679
Income tax receivable	127	129
Other current assets, net	9,744	9,248
Total Current Assets	126,668	114,558
Property, plant and equipment, net	62,372	64,317
Right of use asset	128,976	129,092
Deferred tax assets	4,971	5,256
Other assets	2,935	3,449
Total Assets	$325,922	$316,672

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,263	$23,345
Income tax payable	1,275	1,135
Current portion of lease liability	28,084	27,265
Other accrued liabilities	34,061	27,000
Total Current Liabilities	87,683	78,745
Long-term debt	-	-
Long-term lease liability, net	111,911	112,697
Other long-term liabilities	5,024	5,543
Total Liabilities	204,618	196,985

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 44,593,602 and 44,510,779 shares, respectively	4	4
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	128,798	128,861
Accumulated deficit	(7,420)	(9,109)
Accumulated other comprehensive loss	(78)	(69)
Total Stockholders' Equity	121,304	119,687
Total Liabilities and Stockholders' Equity	$325,922	$316,672

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$91,728	$102,019
Cost of sales	31,409	36,481
Gross profit	60,319	65,538
Selling, general and administrative expenses	58,036	61,413
Income from operations	2,283	4,125
Interest expense, net	(166)	(798)
Income before income taxes	2,117	3,327
Provision for income taxes	(428)	(815)
Net income	$1,689	$2,512

Income per common share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

Weighted average shares outstanding:
Basic	43,570,745	43,237,856
Diluted	43,717,347	43,509,993

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$1,689	$2,512
Currency translation adjustment	(9)	5
Other comprehensive (loss) income	(9)	5
Comprehensive income	$1,680	$2,517

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2022	44,377,445	$4	$127,997	$(19,180)	$(52)	$108,769
Issuance of restricted shares	495,402	-	-	-	-	-
Cancellation of restricted shares	(175,784)	-	-	-	-	-
Stock based compensation	-	-	405	-	-	405
Tax withholdings related to net share settlements of stock based compensation awards	(88,080)	-	(427)	-	-	(427)
Foreign currency translation adjustments	-	-	-	-	5	5
Net income	-	-	-	2,512	-	2,512
Balance at March 31, 2023	44,608,983	$4	$127,975	$(16,668)	$(47)	$111,264

Balance at December 31, 2023	44,510,779	$4	$128,861	$(9,109)	$(69)	$119,687
Issuance of restricted shares	359,218	-	-	-	-	-
Cancellation of restricted shares	(208,281)	-	-	-	-	-
Stock based compensation	-	-	392	-	-	392
Tax withholdings related to net share settlements of stock based compensation awards	(68,114)	-	(455)	-	-	(455)
Foreign currency translation adjustments	-	-	-	-	(9)	(9)
Net income	-	-	-	1,689	-	1,689
Balance at March 31, 2024	44,593,602	$4	$128,798	$(7,420)	$(78)	$121,304

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities
Net income	$1,689	$2,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,742	5,783
Amortization of debt issuance costs	18	64
Loss on disposals of property, plant and equipment	40	7
Impairment charges	-	112
Non-cash lease expense	6,703	6,385
Stock based compensation	392	405
Deferred income taxes	285	593
Changes in operating assets and liabilities:
Receivables, net	(1,053)	(412)
Inventories	4,845	5,472
Other current assets, net	(1)	89
Accounts payable	800	2,125
Income tax receivable / payable	142	4,503
Accrued expenses and other liabilities	(13)	(1,816)
Net cash provided by operating activities	18,589	25,822
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(2,719)	(3,367)
Net cash used in investing activities	(2,719)	(3,367)
Cash Flows From Financing Activities
Payments of long-term debt	(10,000)	(30,400)
Advances on line of credit	10,000	10,000
Employee taxes paid for shares withheld	(455)	(427)
Net cash used in financing activities	(455)	(20,827)
Effect of exchange rate changes on cash	(8)	3
Net change in cash, cash equivalents and restricted cash	15,407	1,631
Cash, cash equivalents and restricted cash beginning of period	8,620	7,759
Cash, cash equivalents and restricted cash end of period	$24,027	$9,390

Cash and cash equivalents	$24,027	$8,624
Restricted cash	-	766
Cash, cash equivalents and restricted cash end of period	$24,027	$9,390

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$548	$646
Cash paid for interest	127	958
Cash received for income taxes, net	-	(4,280)

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone, man-made and luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of March 31, 2024, the Company had 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company also has a sourcing office located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in such Form 10-K.

SEC Developments Relating to Climate Change Disclosures

On March 6, 2024, the Securities and Exchange Commission (the “SEC”) adopted final rules under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, to require public companies (including the Company) to provide detailed climate-related information in their registration statements and periodic reports. Among other things, the final rules require public companies to disclose information about (i) climate-related risks that have had, or are reasonably likely to have, a material impact on the company’s business strategy, results of operations, or financial condition; (ii) the actual and potential material impacts of such risks on the company’s strategy, business model, and outlook; (iii) a company’s activities, if any, to mitigate or adapt to material climate-related risks; (iv) the role of the board of directors in overseeing climate-related risks and management’s role in assessing and managing the company’s material climate-related risks; (v) processes the company uses for identifying, assessing, and managing material climate-related risks; (vi) the company’s Scope 1 Greenhouse Gas (“GHG”) emissions (direct GHG emissions) and Scope 2 GHG emissions (indirect GHG emissions resulting from purchased energy) when such emissions are material and an attestation report covering such disclosures; and (vii) expenditures, costs, and losses incurred as a result of severe weather events and other natural conditions (subject to disclosure thresholds) to be disclosed in notes to the financial statements. Compliance with these requirements will be phased in over a period of years, with disclosure by large accelerated filers starting in 2026 with respect to information for the 2025 fiscal year and disclosure by smaller reporting companies (such as the Company at this time) starting in 2028 with respect to information for the 2027 fiscal year, if not delayed by the SEC. Certain requirements such as GHG emissions do not apply to smaller reporting companies (such as the Company at this time).

Various organizations have filed lawsuits seeking to invalidate the SEC’s final rules that mandate climate-related disclosures. These lawsuits, which challenge the authority of the SEC to adopt these rules, have been consolidated in the United States Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying its final climate disclosure rules pending the completion of judicial review of these lawsuits. The Company is monitoring developments in these lawsuits.

Note 2: Revenues

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenues.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The following table presents revenues disaggregated by product category:

	For the three months ended
	March 31,
	2024	2023
Man-made tiles(1)	53%	52%
Natural stone tiles	22	23
Setting and maintenance materials	15	15
Accessories	8	8
Delivery service	2	2
Total	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $14.9 million and $10.7 million as of March 31, 2024 and December 31, 2023, respectively. Revenues recognized during the three months ended March 31, 2024 that were included in the customer deposit balance as of the beginning of the period were $9.5 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $3.9 million and $2.9 million at March 31, 2024 and December 31, 2023, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 were as follows:

	(in thousands)
	March 31,	December 31,
	2024	2023
Other current accrued liabilities	$4,187	$3,640
Other current assets	1,364	1,220
Sales returns reserve, net	$2,823	$2,420

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 3: Inventories

The Company’s inventory consists of manufactured items and purchased merchandise held for resale. Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. The Company capitalizes the cost of inbound freight, duties, and receiving and handling costs to bring purchased materials into its distribution network. The labor and overhead costs incurred in connection with the production process are included in the value of manufactured finished goods. Inventories were comprised of the following as of March 31, 2024 and December 31, 2023:

	(in thousands)
	March 31,	December 31,
	2024	2023
Finished goods	$87,067	$92,205
Raw materials	1,768	1,474
Total	$88,835	$93,679

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $1.1 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively.

Note 4: Income Taxes

The provision for income taxes was $0.4 million and $0.8 million for the first quarter of 2024 and 2023, respectively. The decrease in income tax expense was primarily due to a decrease in pre-tax earnings during the first quarter of 2024 as compared to the first quarter of 2023. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 20.2% and 24.5%, respectively. The decrease in the effective tax rate was largely due to an increase in tax benefits associated with employee equity award vestings that occurred during the first quarter of 2024.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of both March 31, 2024 and 2023, the Company had not recognized any liabilities for uncertain tax positions, nor had interest and penalties related to uncertain tax positions been accrued.

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

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands, except per share data)
	For the three months ended
	March 31,
	2024	2023
Net income	$1,689	$2,512
Weighted average shares outstanding - basic	43,570,745	43,237,856
Effect of dilutive securities attributable to stock based awards	146,602	272,137
Weighted average shares outstanding - diluted	43,717,347	43,509,993
Income per common share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06
Anti-dilutive securities excluded from earnings per share calculation	139,319	720,701

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	March 31,	December 31,
	2024	2023
Customer deposits	$14,878	$10,719
Sales returns reserve	4,187	3,640
Accrued wages and salaries	4,975	5,523
Payroll and sales taxes	2,907	2,129
Other current liabilities	7,114	4,989
Total other accrued liabilities	$34,061	$27,000

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

The Credit Agreement is secured by virtually all of the assets of the Company, including, but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. The Company was in compliance with the covenants as of March 31, 2024.

The Company had no borrowings outstanding on its line of credit as of March 31, 2024. The Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. As of March 31, 2024, standby letters of credit totaled $1.4 million.  As of March 31, 2024, there was $73.6 million available for borrowing on the revolving line of credit, which may be used for maintaining the Company’s existing stores, purchasing additional merchandise inventory, and general corporate purposes.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Leases (in thousands)	Classification	March 31, 2024	December 31, 2023
Assets
Operating lease assets	Right of use asset	$128,976	$129,092
Total leased assets		$128,976	$129,092

Liabilities
Current
Operating	Current portion of lease liability	$28,084	$27,265
Noncurrent
Operating	Long-term lease liability, net	111,911	112,697
Total lease liabilities		$139,995	$139,962

		Three Months Ended
Lease cost (in thousands)	Classification	March 31, 2024	March 31, 2023
Operating lease cost	SG&A expenses	$9,536	$8,892
Variable lease cost(1)	SG&A expenses	3,759	3,557
Short term lease cost	SG&A expenses	77	79
Net lease cost		$13,372	$12,528

(1) Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Three Months Ended
Other Information (in thousands)	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,644	$9,472
Lease right-of-use assets obtained or modified in exchange for lease obligations	$6,588	$6,700

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2024 and December 31, 2023 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

	Pricing	Fair Value at
	Category	March 31, 2024	December 31, 2023
Assets		(in thousands)
Cash and cash equivalents	Level 1	$24,027	$8,620

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the three months ended March 31, 2023, Company recorded $0.1 million of impairment charges in selling, general and administrative expenses to write-down property, plant and equipment and right of use assets to their estimated fair values. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return and market rental rates for comparable properties. Projected cash flows are considered Level 3 inputs. Market rental rates for comparable properties are considered Level 2 inputs. The Company did not record any impairment charges during the three months ended March 31, 2024.

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

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three months ended March 31, 2024 and 2023 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company did not record any stock based compensation related to stock options during the three months ended March 31, 2024. Total stock based compensation expense related to stock options was less than $0.1 million for the three months ended March 31, 2023. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of March 31, 2024, the Company had fully vested outstanding stock options to purchase 295,367 shares of common stock at a weighted average exercise price of $7.07 per share.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

As of March 31, 2024, the Company had 920,681 unvested outstanding restricted common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Tile Shop Holdings, Inc.’s (“Holdings,” and together with its wholly owned subsidiaries, the “Company,” “we,” “us,” or “our”) financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations and assumptions that are subject to risks and uncertainties, many of which are difficult to predict and are outside of our control, that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; an overall decline in the health of the economy, the tile industry, consumer confidence and spending, and the housing market, including as a result of rising inflation or interest rates, instability in the global banking system, geopolitical instability or the possibility of an economic downturn or recession or other macroeconomic factors; the impact of ongoing supply chain disruptions and inflationary cost pressures, including increased materials, labor, energy, and transportation costs and decreased discretionary consumer spending; our ability to successfully implement and realize the anticipated benefits of our strategic plan; our ability to successfully anticipate consumer trends; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions and other economic factors; supply costs and expectations, including the continued availability of sufficient products from our suppliers, risks related to relying on foreign suppliers, and the potential impact of the Russia-Ukraine, Israel/Hamas and other geopolitical conflicts on, among other things, product availability and pricing and timing and cost of deliveries; our expectations with respect to ongoing compliance with the terms of the Credit Agreement (as defined below), including increasing interest rates; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental or climate change-related requirements; the impact of corporate citizenship and environmental, social and governance matters; labor shortages and our expectations regarding the effects of employee recruiting, training, mentoring, and retention on our ability to recruit and retain employees; tax-related risks; the potential impact of cybersecurity breaches or disruptions to our management information systems; our ability to successfully implement our information technology and other digital initiatives; our ability to effectively manage our online sales; costs and adequacy of insurance; the potential impact of natural disasters, which may worsen or increase due to the effects of climate change, and other catastrophic events; risks inherent in operating as a holding company; fluctuations in material and energy costs, including ongoing volatility of oil and gas prices; our ability to remediate the material weaknesses in our internal control over financial reporting; the potential outcome of any legal proceedings; risks related to ownership of our common stock; and those factors set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Form 10-Q.

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

Overview and Recent Trends

We are a specialty retailer of natural stone, man-made and luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of March 31, 2024, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

Our business continues to be impacted by a number of macroeconomic factors, including rising interest rates, and slowing existing home turnover. We believe this is contributing to a slowdown in demand for home improvement products. Our comparable store sales decreased by 10.2% during the three months ended March 31, 2024 due to lower levels of traffic in our stores.

Our first quarter in 2024 included an extra day when compared to the first quarter of 2023. Using average daily sales for the period, we estimate that the impact of the additional day in 2024 resulted in an increase in sales of approximately $1.0 million. At the same time, we believe the impact of the additional day in 2024 was offset by a change in the timing of Easter from April in 2023 to March in 2024.

Our gross margin rate improved by 160 basis points from the first quarter of 2023 to 65.8% for the three months ended March 31, 2024. The improvement in gross margin rate was primarily due to lower levels of international freight and decreases in product costs.

Selling, general and administrative expenses decreased $3.4 million, or 5.5%, from $61.4 million in the first quarter of 2023 to $58.0 million in the first quarter of 2024. The decrease was due to a $2.9 million decrease in variable costs, and a $1.0 million decrease in depreciation expense, which were partially offset by a $0.6 million increase in rent expense.

During the three months ended March 31, 2024, we generated $18.6 million of operating cash flow, which was used to fund $2.7 million of capital expenditures. Cash and cash equivalents increased by $15.4 million from $8.6 million on December 31, 2023 to $24.0 million on March 31, 2024. As of March 31, 2024, we had no borrowings outstanding on our line of credit.

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

Results of Operations

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

	($ in thousands)
	2024	% of sales	2023	% of sales(1)
Net sales	$91,728	100.0%	$102,019	100.0%
Cost of sales	31,409	34.2%	36,481	35.8%
Gross profit	60,319	65.8%	65,538	64.2%
Selling, general and administrative expenses	58,036	63.3%	61,413	60.2%
Income from operations	2,283	2.5%	4,125	4.0%
Interest expense	(166)	(0.2)%	(798)	(0.8)%
Income before income taxes	2,117	2.3%	3,327	3.3%
Provision for income taxes	(428)	(0.5)%	(815)	(0.8)%
Net income	$1,689	1.8%	$2,512	2.5%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the first quarter of 2024 decreased $10.3 million, or 10.1%, compared with the first quarter of 2023. Sales decreased at comparable stores by 10.2% during the first quarter of 2024 compared to the first quarter of 2023, due to a decrease in traffic.

Gross Profit Gross profit decreased $5.2 million, or 8.0%, in the first quarter of 2024 compared to the first quarter of 2023. The gross margin rate was 65.8% and 64.2% during the first quarter of 2024 and 2023, respectively. The improvement in gross margin rate was primarily due to lower levels of international freight and decreases in product costs.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses decreased $3.4 million, or 5.5%, from $61.4 million in the first quarter of 2023 to $58.0 million in the first quarter of 2024. The decrease was due to a $2.9 million decrease in variable costs, and a $1.0 million decrease in depreciation expense, which were partially offset by a $0.6 million increase in rent expense.

Interest Expense Interest expense was $0.2 million and $0.8 million for the first quarter of 2024 and 2023, respectively. The decrease was due to a decrease in average borrowings outstanding on our line of credit.

Provision for Income Taxes The provision for income taxes for the first quarter of 2024 and 2023 was $0.4 million and $0.8 million, respectively. The decrease in the provision for income tax was due to a decrease in pretax income. Our effective tax rate was 20.2% and 24.5% in the first quarter of 2024 and 2023, respectively. The decrease in the effective tax rate was largely due to an increase in the tax benefit associated with employee equity award vestings that occurred during the first quarter of 2024.

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

The reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2024 and 2023 is as follows:

	($ in thousands)
	Three Months Ended
	March 31,
	2024	% of sales	2023	% of sales(1)
Net income	$1,689	1.8%	$2,512	2.5%
Interest expense	166	0.2%	798	0.8%
Provision for income taxes	428	0.5%	815	0.8%
Depreciation and amortization	4,742	5.2%	5,783	5.7%
Stock based compensation	392	0.4%	405	0.4%
Adjusted EBITDA	$7,417	8.1%	$10,313	10.1%

(1) Amounts do not foot due to rounding.

The calculation of pretax return on capital employed is as follows:

	($ in thousands)
	March 31,
	2024(1)	2023(1)
Income from Operations (trailing twelve months)	$14,316	$21,998

Total Assets	322,685	346,695
Less: Accounts payable	(24,560)	(28,002)
Less: Income tax payable	(652)	(850)
Less: Other accrued liabilities	(31,865)	(37,696)
Less: Lease liability	(134,303)	(130,385)
Less: Other long-term liabilities	(4,720)	(4,623)
Capital Employed	$126,585	$145,139

Pretax Return on Capital Employed	11.3%	15.2%

(1) Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $24.0 million of cash and cash equivalents at March 31, 2024, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

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

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. We were in compliance with the covenants as of March 31, 2024.

We had no borrowings outstanding on our line of credit as of March 31, 2024. We have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. As of March 31, 2024, standby letters of credit totaled $1.4 million.  As of March 31, 2024, there was $73.6 million available for borrowing on the revolving line of credit, which may be used for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

We believe that our cash flow from operations, together with our existing cash and cash equivalents and borrowings available under our Credit Agreement, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months and our long-term liquidity requirements.

Capital Expenditures

Capital expenditures were $2.7 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively. Capital expenditures in 2024 were primarily due to investments in new stores, store remodels, merchandising, distribution and information technology assets.

Cash flows

The following table summarizes our cash flow data for the three months ended March 31, 2024 and 2023.

	(in thousands)
	Three Months Ended
	March 31,
	2024	2023
Net cash provided by operating activities	$18,589	$25,822
Net cash used in investing activities	(2,719)	(3,367)
Net cash used in financing activities	(455)	(20,827)

Operating activities

Net cash provided by operating activities during the three months ended March 31, 2024 was $18.6 million compared with $25.8 million during the three months ended March 31, 2023. The decrease was primarily attributable to the collection of an income tax refund in the three months ended March 31, 2023 that was not repeated again in 2024, combined with a decrease in net income.

Investing activities

Net cash used in investing activities totaled $2.7 million for the three months ended March 31, 2024 compared with $3.4 million for the three months ended March 31, 2023. Cash used in investing activities during the three months ended March 31, 2024 was primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Financing activities

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2024 compared with $20.8 million for the three months ended March 31, 2023. Cash outflows for financing activities during the three months ended March 31, 2023 were primarily related to payments made against our line of credit. We were able to fully repay our line of credit in 2023. Accordingly, cash outflows to repay balances due on our line of credit decreased between the three months ended March 31, 2023 and March 31, 2024, respectively.

Cash and cash equivalents totaled $24.0 million at March 31, 2024 compared with $8.6 million at December 31, 2023. Working capital was $39.0 million at March 31, 2024 compared with $35.8 million at December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024 and have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses in our internal control over financial reporting as described below.

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

As previously disclosed in our form 10-K for the year ended December 31, 2023, we identified the following two material weaknesses in our internal control over financial reporting:

•The ineffective design of the Company’s information technology general controls (“ITGCs”), which stemmed from deficiencies in user access controls, which did not adequately restrict access to the Company’s financial reporting system, did not ensure appropriate segregation of duties, and did not prevent unauthorized individuals from having the ability to create, post and modify journal entries. The material weakness also resulted in the ineffectiveness of automated and manual business process controls throughout the Company’s financial reporting and business transaction cycles that are dependent upon the affected ITGCs.

•The breakdown in the operating effectiveness of the Company’s controls designed to identify and ensure timely recognition of new and modified leases, as well as additional deficiencies in the design and operating effectiveness of the Company’s controls to review key inputs underlying certain lease accounting calculations.

These deficiencies resulted in an elevated risk that a material misstatement of our annual or interim financial statements would not be prevented or detected by other compensating controls. Notwithstanding the identified material weaknesses, we believe the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with GAAP.

Planned Remediation of Material Weaknesses

Management has actively engaged in implementing remediation plans to address the material weaknesses outlined above. Steps taken by management in connection with management’s remediation efforts during the three months ended March 31, 2024 include:

•Restricting access in our enterprise resource planning (“ERP”) system to process transactions that could trigger a manual journal entry initiated outside of the park and post process for users who are responsible for reviewing account reconciliations.

•Implementing a new monitoring control to identify the population of transactions processed in our ERP system that generate accounting entries that do not go through the park and post process and assessing the compensating controls designed to reduce the risk of misstatement arising from these transactions to an appropriate level.

•Adjusting access profiles in the Company’s ERP system to eliminate the ability for a user to modify and subsequently approve a manual journal entry.

•Reviewing activity occurring during the quarter to identify and assess the appropriateness of manual journal entries that had been modified and approved by the same user.

•Enhanced lease related controls to ensure all new leases and lease modifications are identified in a timely manner as well as to ensure leases and lease related accounts are accounted for appropriately.

We continue to implement the remediation steps with respect to the material weaknesses outlined above which include an ongoing effort to refine the control designed to identify access profiles in our ERP system that result in segregation of duties risks. Each identified material weakness in internal control over financial reporting will not be considered remediated until the applicable controls have been in operation for a sufficient period of time for our management to conclude that such material weakness has been remediated. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. No assurance can be made that our remediation efforts will be completed in a timely manner or that the updated controls and procedures associated with such efforts will be deemed adequate after being subjected to testing.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(in thousands) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	-		$-	-	$-
February 1, 2024 - February 29, 2024	59,334	(1)	5.93	-	-
March 1, 2024 - March 31, 2024	217,061	(2)	2.09	-	-
	276,395		$1.64	-	$-

(1)We cancelled 59,334 shares that were forfeited when vesting conditions were not met, in accordance with the terms of the 2021 Omnibus Equity Compensation Plan and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(2)We withheld a total of 38,963 shares and 29,151 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan and 2021 Omnibus Equity Compensation Plan, respectively. Additionally, 49,693 shares and 99,254 shares were forfeited when vesting conditions were not met, in accordance with the terms of the 2012 Omnibus Award Plan and 2021 Omnibus Equity Compensation Plan, respectively, and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

10.1***

Amendment to Employment Agreement, dated as of March 18, 2024, by and between Tile Shop Holdings, Inc. and Mark Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2024).

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
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

*** Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: May 9, 2024	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: May 9, 2024	By:	/s/ MARK B. DAVIS
Mark B. Davis
Chief Financial Officer