Form 10-Q
period 2024-06-30
TILE SHOP HOLDINGS, INC.
filed 2024-08-08
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, there were 44,650,165 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$25,341	$8,620
Receivables, net	3,654	2,882
Inventories	86,071	93,679
Income tax receivable	1,415	129
Other current assets, net	8,501	9,248
Total Current Assets	124,982	114,558
Property, plant and equipment, net	59,959	64,317
Right of use asset	130,915	129,092
Deferred tax assets	4,263	5,256
Other assets	2,177	3,449
Total Assets	$322,296	$316,672

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,922	$23,345
Income tax payable	84	1,135
Current portion of lease liability	28,686	27,265
Other accrued liabilities	31,335	27,000
Total Current Liabilities	82,027	78,745
Long-term debt	-	-
Long-term lease liability, net	112,828	112,697
Other long-term liabilities	4,649	5,543
Total Liabilities	199,504	196,985

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 44,652,655 and 44,510,779 shares, respectively	4	4
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	129,070	128,861
Accumulated deficit	(6,201)	(9,109)
Accumulated other comprehensive loss	(81)	(69)
Total Stockholders' Equity	122,792	119,687
Total Liabilities and Stockholders' Equity	$322,296	$316,672

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$91,384	$98,557	$183,112	$200,576
Cost of sales	31,053	35,255	62,462	71,736
Gross profit	60,331	63,302	120,650	128,840
Selling, general and administrative expenses	58,480	55,568	116,516	116,981
Income from operations	1,851	7,734	4,134	11,859
Interest expense, net	(57)	(668)	(223)	(1,466)
Income before income taxes	1,794	7,066	3,911	10,393
Provision for income taxes	(575)	(1,987)	(1,003)	(2,802)
Net income	$1,219	$5,079	$2,908	$7,591

Income per common share:
Basic	$0.03	$0.12	$0.07	$0.18
Diluted	$0.03	$0.12	$0.07	$0.17

Weighted average shares outstanding:
Basic	43,688,605	43,363,374	43,629,675	43,300,962
Diluted	43,759,597	43,508,221	43,711,030	43,465,235

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$1,219	$5,079	$2,908	$7,591
Currency translation adjustment	(3)	(36)	(12)	(31)
Other comprehensive loss	(3)	(36)	(12)	(31)
Comprehensive income	$1,216	$5,043	$2,896	$7,560

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at March 31, 2023	44,608,983	$4	$127,975	$(16,668)	$(47)	$111,264
Issuance of restricted shares	115,752	-	-	-	-	-
Cancellation of restricted shares	(153,752)	-	-	-	-	-
Stock based compensation	-	-	301	-	-	301
Tax withholdings related to net share settlements of stock based compensation awards	(3,928)	-	(19)	-	-	(19)
Foreign currency translation adjustments	-	-	-	-	(36)	(36)
Net income	-	-	-	5,079	-	5,079
Balance at June 30, 2023	44,567,055	$4	$128,257	$(11,589)	$(83)	$116,589

Balance at March 31, 2024	44,593,602	$4	$128,798	$(7,420)	$(78)	$121,304
Issuance of restricted shares	127,673	-	-	-	-	-
Cancellation of restricted shares	(67,408)	-	-	-	-	-
Stock based compensation	-	-	280	-	-	280
Tax withholdings related to net share settlements of stock based compensation awards	(1,212)	-	(8)	-	-	(8)
Foreign currency translation adjustments	-	-	-	-	(3)	(3)
Net income	-	-	-	1,219	-	1,219
Balance at June 30, 2024	44,652,655	$4	$129,070	$(6,201)	$(81)	$122,792

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2022	44,377,445	$4	$127,997	$(19,180)	$(52)	$108,769
Issuance of restricted shares	611,154	-	-	-	-	-
Cancellation of restricted shares	(329,536)	-	-	-	-	-
Stock based compensation	-	-	706	-	-	706
Tax withholdings related to net share settlements of stock based compensation awards	(92,008)	-	(446)	-	-	(446)
Foreign currency translation adjustments	-	-	-	-	(31)	(31)
Net income	-	-	-	7,591	-	7,591
Balance at June 30, 2023	44,567,055	$4	$128,257	$(11,589)	$(83)	$116,589

Balance at December 31, 2023	44,510,779	$4	$128,861	$(9,109)	$(69)	$119,687
Issuance of restricted shares	486,891	-	-	-	-	-
Cancellation of restricted shares	(275,689)	-	-	-	-	-
Stock based compensation	-	-	672	-	-	672
Tax withholdings related to net share settlements of stock based compensation awards	(69,326)	-	(463)	-	-	(463)
Foreign currency translation adjustments	-	-	-	-	(12)	(12)
Net income	-	-	-	2,908	-	2,908
Balance at June 30, 2024	44,652,655	$4	$129,070	$(6,201)	$(81)	$122,792

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$2,908	$7,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,344	11,332
Amortization of debt issuance costs	36	129
Loss on disposals of property, plant and equipment	32	7
Impairment charges	949	618
Non-cash lease expense	13,404	13,016
Stock based compensation	672	706
Deferred income taxes	993	2,006
Changes in operating assets and liabilities:
Receivables, net	(772)	(460)
Inventories	7,608	14,090
Other current assets, net	1,984	1,142
Accounts payable	(1,119)	984
Income tax receivable / payable	(2,336)	3,066
Accrued expenses and other liabilities	(10,251)	(12,789)
Net cash provided by operating activities	23,452	41,438
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(6,257)	(8,076)
Net cash used in investing activities	(6,257)	(8,076)
Cash Flows From Financing Activities
Payments of long-term debt	(10,000)	(40,400)
Advances on line of credit	10,000	15,000
Employee taxes paid for shares withheld	(463)	(446)
Net cash used in financing activities	(463)	(25,846)
Effect of exchange rate changes on cash	(11)	(28)
Net change in cash, cash equivalents and restricted cash	16,721	7,488
Cash, cash equivalents and restricted cash beginning of period	8,620	7,759
Cash, cash equivalents and restricted cash end of period	$25,341	$15,247

Cash and cash equivalents	$25,341	$14,592
Restricted cash	-	655
Cash, cash equivalents and restricted cash end of period	$25,341	$15,247

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$126	$655
Cash paid for interest	167	1,578
Cash paid (received) for income taxes, net	2,346	(2,271)

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of natural stone, man-made and luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. The Company manufactures its own setting and maintenance materials, such as thinset, grout, and sealers. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of June 30, 2024, the Company had 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, New Jersey, Oklahoma, Virginia and Wisconsin. The Company also has a sourcing office located in China.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024.

SEC Developments Relating to Climate Change Disclosures

On March 6, 2024, the SEC adopted final rules under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, to require public companies (including the Company) to provide detailed climate-related information in their registration statements and periodic reports. Among other things, the final rules require public companies to disclose information about (i) climate-related risks that have had, or are reasonably likely to have, a material impact on the company’s business strategy, results of operations, or financial condition; (ii) the actual and potential material impacts of such risks on the company’s strategy, business model, and outlook; (iii) a company’s activities, if any, to mitigate or adapt to material climate-related risks; (iv) the role of the board of directors in overseeing climate-related risks and management’s role in assessing and managing the company’s material climate-related risks; (v) processes the company uses for identifying, assessing, and managing material climate-related risks; (vi) the company’s Scope 1 Greenhouse Gas (“GHG”) emissions (direct GHG emissions) and Scope 2 GHG emissions (indirect GHG emissions resulting from purchased energy) when such emissions are material and an attestation report covering such disclosures; and (vii) expenditures, costs, and losses incurred as a result of severe weather events and other natural conditions (subject to disclosure thresholds) to be disclosed in notes to the financial statements. Based on the rule as adopted, compliance with these requirements will be phased in over a period of years, with disclosure by large accelerated filers starting in 2026 with respect to information for the 2025 fiscal year and disclosure by smaller reporting companies (such as the Company at this time) starting in 2028 with respect to information for the 2027 fiscal year, if not delayed by the SEC. Certain requirements such as GHG emissions do not apply to smaller reporting companies (such as the Company at this time).

Various organizations have filed lawsuits seeking to invalidate the SEC’s final rules that mandate climate-related disclosures. These lawsuits, which challenge the authority of the SEC to adopt these rules, have been consolidated in the United States Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying its final climate disclosure rules pending the completion of judicial review of these lawsuits. The Company is currently evaluating the impact of the rules on its disclosures and will monitor the litigation progress for possible impacts on the disclosure requirements under the rules.

Note 2: Revenues

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenues.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The following table presents revenues disaggregated by product category:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Man-made tiles(1)	54%	54%	54%	52%
Natural stone tiles	21	22	21	23
Setting and maintenance materials	15	14	15	15
Accessories	7	8	8	8
Delivery service	3	2	2	2
Total	100%	100%	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled at the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $12.9 million and $10.7 million as of June 30, 2024 and December 31, 2023, respectively. Revenues recognized during the six months ended June 30, 2024 that were included in the customer deposit balance as of the beginning of the period were $10.0 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $3.7 million and $2.9 million at June 30, 2024 and December 31, 2023, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 were as follows:

	(in thousands)
	June 30,	December 31,
	2024	2023
Other current accrued liabilities	$3,327	$3,640
Other current assets	1,072	1,220
Sales returns reserve, net	$2,255	$2,420

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 3: Inventories

The Company’s inventory consists of manufactured items and purchased merchandise held for resale. Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. The Company capitalizes the cost of inbound freight, duties, and receiving and handling costs to bring purchased materials into its distribution network. The labor and overhead costs incurred in connection with the production process are included in the value of manufactured finished goods. Inventories were comprised of the following as of June 30, 2024 and December 31, 2023:

	(in thousands)
	June 30,	December 31,
	2024	2023
Finished goods	$84,275	$92,205
Raw materials	1,796	1,474
Total	$86,071	$93,679

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $1.0 million and $1.3 million as of June 30, 2024 and December 31, 2023, respectively.

Note 4: Income Taxes

Effective tax rates for the six months ended June 30, 2024 and 2023 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective tax rate was 32.1% and 28.1% for the three months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was 25.6% and 27.0%, respectively. The effective income tax rate was higher than the statutory federal income tax rate of 21.0%, primarily due to state income taxes that were partially offset by discrete items, including the impact of employee award vesting.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of both June 30, 2024 and 2023, the Company had not recognized any liabilities for uncertain tax positions, nor had interest and penalties related to uncertain tax positions been accrued.

Note 5: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period.

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands, except per share data)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$1,219	$5,079	$2,908	$7,591
Weighted average shares outstanding - basic	43,688,605	43,363,374	43,629,675	43,300,962
Effect of dilutive securities attributable to stock based awards	70,992	144,847	81,355	164,273
Weighted average shares outstanding - diluted	43,759,597	43,508,221	43,711,030	43,465,235
Income per common share:
Basic	$0.03	$0.12	$0.07	$0.18
Diluted	$0.03	$0.12	$0.07	$0.17
Anti-dilutive securities excluded from earnings per share calculation	128,774	593,178	128,650	582,426

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	June 30,	December 31,
	2024	2023
Customer deposits	$12,937	$10,719
Sales returns reserve	3,327	3,640
Accrued wages and salaries	5,105	5,523
Payroll and sales taxes	2,171	2,129
Other current liabilities	7,795	4,989
Total other accrued liabilities	$31,335	$27,000

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

The Credit Agreement is secured by virtually all of the assets of the Company, including, but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. The Company was in compliance with the covenants as of June 30, 2024.

The Company had no borrowings outstanding on its line of credit as of June 30, 2024. The Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. As of June 30, 2024, standby letters of credit totaled $1.2 million.  As of June 30, 2024, there was $73.8 million available for borrowing on the revolving line of credit, which may be used for maintaining the Company’s existing stores, purchasing additional merchandise inventory, and general corporate purposes.

Note 8: Leases

The Company leases its retail stores, certain distribution space, and office space. Leases generally have an initial term of ten to fifteen years and contain renewal options. Assets acquired under operating leases are included in the Company’s right of use assets in the accompanying Consolidated Balance Sheet. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants. Leasehold improvements are amortized using the straight-line method over the shorter of the original lease term, the renewal term if the lease renewal is reasonably certain or the useful life of the improvement.

Leases (in thousands)	Classification	June 30, 2024	December 31, 2023
Assets
Operating lease assets	Right of use asset	$130,915	$129,092
Total leased assets		$130,915	$129,092

Liabilities
Current
Operating	Current portion of lease liability	$28,686	$27,265
Noncurrent
Operating	Long-term lease liability, net	112,828	112,697
Total lease liabilities		$141,514	$139,962

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

		Three Months Ended
Lease cost (in thousands)	Classification	June 30, 2024	June 30, 2023
Operating lease cost	SG&A expenses	$9,378	$8,946
Variable lease cost(1)	SG&A expenses	3,791	3,822
Short term lease cost	SG&A expenses	21	102
Net lease cost		$13,190	$12,870

		Six Months Ended
Lease cost (in thousands)	Classification	June 30, 2024	June 30, 2023
Operating lease cost	SG&A expenses	$18,915	$17,838
Variable lease cost(1)	SG&A expenses	7,549	7,379
Short term lease cost	SG&A expenses	98	180
Net lease cost		$26,562	$25,397

(1) Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Six Months Ended
Other Information (in thousands)	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$19,363	$18,994
Lease right-of-use assets obtained or modified in exchange for lease obligations	$15,199	$10,041

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2024 and December 31, 2023 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	June 30, 2024	December 31, 2023
Assets		(in thousands)
Cash and cash equivalents	Level 1	$25,341	$8,620

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument. There have been no changes in the valuation techniques used by the Company to value the Company’s financial instruments.

•Cash and cash equivalents: Consists of cash on hand, bank deposits and money market funds primarily held in short term US treasury securities. The value was measured using quoted market prices in active markets. The carrying amount approximates fair value.

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the three and six months ended June 30, 2024, the Company recorded $0.9 million of impairment charges in selling, general and administrative expenses to write-down property, plant and equipment and right of use assets to their estimated fair values. During the three and six months ended June 30, 2023, the Company recorded $0.5 million and $0.6 million, respectively, of impairment charges. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return and market rental rates for comparable properties. Projected cash flows are considered Level 3 inputs. Market rental rates for comparable properties are considered Level 2 inputs.

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

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three and six months ended June 30, 2024 and 2023 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company did not record any stock based compensation expense related to stock options during the three and six months ended June 30, 2024 or during the three months ended June 30, 2023.  Total stock based compensation expense related to stock options was less than $0.1 million for the six months ended June 30, 2023. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of June 30, 2024, the Company had fully vested outstanding stock options to purchase 295,367 shares of common stock at a weighted average exercise price of $7.07 per share.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.3 million for both the three months ended June 30, 2024 and 2023. Total stock based compensation expense related to restricted stock was $0.7 million for both the six months ended June 30, 2024 and 2023. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of June 30, 2024, the Company had 861,580 unvested outstanding restricted common shares.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations and assumptions that are subject to risks and uncertainties, many of which are difficult to predict and are outside of our control, that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our anticipated new store openings, remodeling plans, and growth opportunities; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; an overall decline in the health of the economy, the tile industry, consumer confidence and spending, and the housing market, including as a result of rising inflation or interest rates, instability in the global banking system, geopolitical instability or the possibility of an economic downturn or recession or other macroeconomic factors; the impact of ongoing supply chain disruptions and inflationary cost pressures, including increased materials, labor, energy, and transportation costs and decreased discretionary consumer spending; our ability to successfully implement and realize the anticipated benefits of our strategic plan; our ability to successfully anticipate consumer trends; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions and other economic factors; supply costs and expectations, including the continued availability of sufficient products from our suppliers, risks related to relying on foreign suppliers, and the potential impact of the Russia-Ukraine, Israel/Hamas and other geopolitical conflicts on, among other things, product availability and pricing and timing and cost of deliveries; our expectations with respect to ongoing compliance with the terms of the Credit Agreement (as defined below), including increasing interest rates; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental or climate change-related requirements; the impact of corporate citizenship and environmental, social and governance matters; labor shortages and our expectations regarding the effects of employee recruiting, training, mentoring, and retention on our ability to recruit and retain employees; tax-related risks; the potential impact of cybersecurity breaches or disruptions to our management information systems; widespread outages, interruptions or other failures of operational, communication, and other systems; our ability to successfully implement our information technology and other digital initiatives; our ability to effectively manage our online sales; costs and adequacy of insurance; the potential impact of natural disasters, which may worsen or increase due to the effects of climate change, and other catastrophic events; risks inherent in operating as a holding company; fluctuations in material and energy costs, including ongoing volatility of oil and gas prices; our ability to remediate the material weakness in our internal control over financial reporting; the potential outcome of any legal proceedings; risks related to ownership of our common stock; and those factors set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Form 10-Q.

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

Overview and Recent Trends

We are a specialty retailer of natural stone, man-made and luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of June 30, 2024, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

Our business continues to be impacted by a number of macroeconomic factors, including rising interest rates, and slowing existing home turnover. We believe this is contributing to a slowdown in demand for home improvement products. Our comparable store sales decreased by 6.9% and 8.6% during the three and six months ended June 30, 2024, respectively, due to lower levels of traffic in our stores.

While our net sales declined in the second quarter of 2024 as compared to the second quarter of 2023, our gross margin rate improved by 180 basis points from the second quarter of 2023 to 66.0% for the three months ended June 30, 2024. The improvement in gross margin rate was primarily due to decreases in product costs.

Selling, general and administrative expenses increased $2.9 million, or 5.2%, from $55.6 million in the second quarter of 2023 to $58.5 million in the second quarter of 2024. The increase was partially due to a $1.3 million increase in bonus expense which is primarily attributable to a onetime benefit recorded during the second quarter of 2023 to reduce certain bonus and long-term incentive accruals that was not repeated in 2024. Additionally, occupancy costs increased by $0.7 million due to an increase in rent expense associated with leases that were extended over the last year, information technology expenses increased by $0.7 million due to an increase in software licensing costs, and marketing expenditures increased by $0.4 million due to an increase in digital advertising expenditures, during the second quarter of 2024 when compared to the same period in 2023. These factors were partially offset by a $0.9 million decrease in depreciation expense and a $0.6 million decrease in variable compensation costs. During the second quarter of 2024, the Company recorded $0.9 million of asset impairment charges in connection with the write-down of certain store assets.

During the six months ended June 30, 2024, we generated $23.5 million of operating cash flow, which was used to fund $6.3 million of capital expenditures. Cash and cash equivalents increased by $16.7 million from $8.6 million on December 31, 2023 to $25.3 million on June 30, 2024. As of June 30, 2024, we had no borrowings outstanding on our line of credit.

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

Results of Operations

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

	($ in thousands)
	2024	% of sales(1)	2023	% of sales(1)
Net sales	$91,384	100.0%	$98,557	100.0%
Cost of sales	31,053	34.0%	35,255	35.8%
Gross profit	60,331	66.0%	63,302	64.2%
Selling, general and administrative expenses	58,480	64.0%	55,568	56.4%
Income from operations	1,851	2.0%	7,734	7.8%
Interest expense	(57)	(0.1)%	(668)	(0.7)%
Income before income taxes	1,794	2.0%	7,066	7.2%
Provision for income taxes	(575)	(0.6)%	(1,987)	(2.0)%
Net income	$1,219	1.3%	$5,079	5.2%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the second quarter of 2024 decreased $7.2 million, or 7.3%, compared with the second quarter of 2023. Sales decreased at comparable stores by 6.9% during the second quarter of 2024 compared to the second quarter of 2023, due to a decrease in traffic.

Gross Profit Gross profit decreased $3.0 million, or 4.7%, in the second quarter of 2024 compared to the second quarter of 2023. The gross margin rate was 66.0% and 64.2% during the second quarter of 2024 and 2023, respectively. The improvement in gross margin rate was primarily due to decreases in product costs.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses increased $2.9 million, or 5.2%, from $55.6 million in the second quarter of 2023 to $58.5 million in the second quarter of 2024. The increase was partially due to a $1.3 million increase in bonus expense which is primarily attributable to a onetime benefit recorded during the second quarter of 2023 to reduce certain bonus and long-term incentive accruals that was not repeated in 2024. Additionally, occupancy costs increased by $0.7 million due to an increase in rent expense associated with leases that were extended over the last year, information technology expenses increased by $0.7 million due to an increase in software licensing costs, and marketing expenditures increased by $0.4 million due to an increase in digital advertising expenditures, during the second quarter of 2024 when compared to the same period in 2023. These factors were partially offset by a $0.9 million decrease in depreciation expense and a $0.6 million decrease in variable compensation costs. During the second quarter of 2024, the Company recorded $0.9 million of asset impairment charges in connection with the write-down of certain store assets.

Provision for Income Taxes The provision for income taxes for the second quarter of 2024 and 2023 was $0.6 million and $2.0 million, respectively. The decrease in the provision for income tax was due to a decrease in pretax income. Our effective tax rate was 32.1% and 28.1% in the second quarter of 2024 and 2023, respectively. The increase in the effective tax rate was largely due to a decrease in pre-tax income and the disproportionate impact of certain permanent items.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

	(in thousands)
	2024	% of sales(1)	2023	% of sales
Net sales	$183,112	100.0%	$200,576	100.0%
Cost of sales	62,462	34.1%	71,736	35.8%
Gross profit	120,650	65.9%	128,840	64.2%
Selling, general and administrative expenses	116,516	63.6%	116,981	58.3%
Income from operations	4,134	2.3%	11,859	5.9%
Interest expense	(223)	(0.1)%	(1,466)	(0.7)%
Income before income taxes	3,911	2.1%	10,393	5.2%
Provision for income taxes	(1,003)	(0.5)%	(2,802)	(1.4)%
Net income	$2,908	1.6%	$7,591	3.8%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the six months ended June 30, 2024 decreased $17.5 million, or 8.7%, compared with the six months ended June 30, 2023. Sales decreased at comparable stores by 8.6% during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023, primarily due to a decrease in store traffic.

Gross Profit Gross profit for the six months ended June 30, 2024 decreased $8.2 million, or 6.4%, compared with the six months ended June 30, 2023. The gross margin rate was 65.9% and 64.2% for the six months ended June 30, 2024 and 2023, respectively. The increase in the gross margin rate was primarily due to decreases in product costs.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the six months ended June 30, 2024, decreased $0.5 million, or 0.4%, compared with the six months ended June 30, 2023. The decrease was primarily due to reductions of depreciation expense of $2.0 million and variable compensation costs totaling $1.8 million, partially offset by an increase in occupancy expenses totaling $2.1 million due to an increase in rent expense associated with leases that were extended over the last year and a $0.7 million increase in information technology expenses due to an increase in software licensing costs. During the six months ended June 30, 2024, the Company recorded $0.9 million of asset impairment charges in connection with the write-down of certain store assets.

Provision for Income Taxes The provision for income taxes decreased $1.8 million for the six months ended June 30, 2024 compared with the six months ended June 30, 2023 due to a decrease in taxable income. Our effective tax rate for the six months ended June 30, 2024 and 2023 was 25.6% and 27.0%, respectively. The decrease in the effective tax rate during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023 was largely due to a decrease in pre-tax income and the impact of the tax benefit associated with employee equity award vesting.

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

The reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2024 and 2023 is as follows:

	($ in thousands)
	Three Months Ended
	June 30,
	2024	% of sales(1)	2023	% of sales
Net income	$1,219	1.3%	$5,079	5.2%
Interest expense	57	0.1%	668	0.7%
Provision for income taxes	575	0.6%	1,987	2.0%
Depreciation and amortization	4,602	5.0%	5,549	5.6%
Stock based compensation	280	0.3%	301	0.3%
Adjusted EBITDA	$6,733	7.4%	$13,584	13.8%

(1) Amounts do not foot due to rounding.

	($ in thousands)
	Six Months Ended
	June 30,
	2024	% of sales	2023	% of sales
Net income	$2,908	1.6%	$7,591	3.8%
Interest expense	223	0.1%	1,466	0.7%
Provision for income taxes	1,003	0.5%	2,802	1.4%
Depreciation and amortization	9,344	5.1%	11,332	5.6%
Stock based compensation	672	0.4%	706	0.4%
Adjusted EBITDA	$14,150	7.7%	$23,897	11.9%

The calculation of pretax return on capital employed is as follows:

	($ in thousands)
	June 30,
	2024(1)	2023(1)
Income from Operations (trailing twelve months)	$8,433	$19,954

Total Assets	321,899	341,737
Less: Accounts payable	(23,944)	(26,566)
Less: Income tax payable	(652)	(801)
Less: Other accrued liabilities	(31,288)	(35,798)
Less: Lease liability	(138,118)	(129,254)
Less: Other long-term liabilities	(4,763)	(4,530)
Capital Employed	$123,134	$144,788

Pretax Return on Capital Employed	6.8%	13.8%

(1) Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $25.3 million of cash and cash equivalents at June 30, 2024, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

On September 30, 2022, Holdings and its operating subsidiary, The Tile Shop, LLC and certain subsidiaries of each entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto, including Fifth Third Bank (the “Credit Agreement”). The Credit Agreement provides us with a senior credit facility consisting of a $75.0 million revolving line of credit through September 30, 2027. Borrowings pursuant to the Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on the Rent Adjusted Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement is secured by virtually all our assets, including but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. We were in compliance with the covenants as of June 30, 2024.

We had no borrowings outstanding on our line of credit as of June 30, 2024. We have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. As of June 30, 2024, standby letters of credit totaled $1.2 million.  As of June 30, 2024, there was $73.8 million available for borrowing on the revolving line of credit, which may be used for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

We believe that our cash flow from operations, together with our existing cash and cash equivalents and borrowings available under our Credit Agreement, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months and our long-term liquidity requirements.

Capital Expenditures

Capital expenditures were $6.3 million and $8.1 million for the six months ended June 30, 2024 and 2023, respectively. Capital expenditures in 2024 were primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Cash Flows

The following table summarizes our cash flow data for the six months ended June 30, 2024 and 2023.

	(in thousands)
	Six Months Ended
	June 30,
	2024	2023
Net cash provided by operating activities	$23,452	$41,438
Net cash used in investing activities	(6,257)	(8,076)
Net cash used in financing activities	(463)	(25,846)

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2024 was $23.5 million compared with $41.4 million during the six months ended June 30, 2023. The decrease was primarily attributable to a decrease in net income, an income tax refund received in the six months ended June 30, 2023, that did not recur in 2024, and other working capital changes.

Investing activities

Net cash used in investing activities totaled $6.3 million for the six months ended June 30, 2024 compared with $8.1 million for the six months ended June 30, 2023. Cash used in investing activities during the six months ended June 30, 2024 was primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Financing activities

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2024 compared with $25.8 million for the six months ended June 30, 2023. Cash outflows for financing activities during the six months ended June 30, 2023 were primarily related to payments made against our line of credit. We were able to fully repay our line of credit in 2023. Accordingly, cash outflows to repay balances due on our line of credit decreased between the six months ended June 30, 2023 and June 30, 2024, respectively.

Cash and cash equivalents totaled $25.3 million at June 30, 2024 compared with $8.6 million at December 31, 2023. Working capital was $43.0 million at June 30, 2024 compared with $35.8 million at December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024 and have concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weakness in our internal control over financial reporting as described below.

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

As previously disclosed, during the year ended December 31, 2023, we identified the following two material weaknesses in our internal control over financial reporting:

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

Since identifying the weakness associated with our lease controls, we have evaluated, designed and implemented controls and procedures to address such weakness. These measures included (1) executing controls designed to ensure all new leases and lease modifications are identified in a timely manner and (2) performing control procedures designed to ensure all new and modified leases are accounted for appropriately. Management has completed design and implementation and operating effectiveness testing of these lease controls during the six months ended June 30, 2023, and such controls were concluded to be effective. Accordingly, management has concluded that the previously identified material weakness associated with our lease controls was remediated as of June 30, 2024.

While we are working to implement controls and procedures to remediate the ITGC deficiencies, such deficiencies continue to result in an elevated risk that a material misstatement of our annual or interim financial statements would not be prevented or detected by other compensating controls. Notwithstanding the ITGC-related material weakness, we believe the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with GAAP.

Planned Remediation of Material Weakness

Management has actively engaged in implementing remediation plans to address the material weaknesses outlined above. In addition to the steps taken to remediate the material weakness related to the Company’s lease controls described above, the steps taken to remediate the ITGC material weakness during the six months ended June 30, 2024 included:

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

•Reviewing activity occurring during the quarter to identify and assess the appropriateness of any manual journal entries that had been modified and approved by the same user.

•Refining the ruleset applied to identify segregation of duty and sensitive access risks.

•Mapping identified segregation of duty and sensitive access risks to compensating controls that exist within the control environment.

We continue to implement the remediation steps with respect to the ITGC-related material weakness outlined above. The identified material weakness in internal control over financial reporting will not be considered remediated until the applicable controls have been in operation for a sufficient period of time for our management to conclude that such material weakness has been remediated. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. No assurance can be made that our remediation efforts will be completed in a timely manner or that the updated controls and procedures associated with such efforts will be deemed adequate after being subjected to testing.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(in thousands) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	67,408	(1)	$0.00	-	$-
May 1, 2024 - May 31, 2024	-		-	-	-
June 1, 2024 - June 30, 2024	1,212	(2)	6.67	-	-
	68,620		$0.12	-	$-

(1)We cancelled 67,408 shares that were forfeited when vesting conditions were not met, in accordance with the terms of the 2021 Omnibus Equity Compensation Plan and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(2)We withheld a total of 1,212 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants as allowed by the 2021 Omnibus Equity Compensation Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

10.1+*	Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement, dated July 22, 2024, by and between Cabell Lolmaugh and Tile Shop Holdings, Inc.
10.2+*	Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement, dated July 22, 2024, by and between Mark Davis and Tile Shop Holdings, Inc.
10.3+*	Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement, dated July 22, 2024, by and between Joseph Kinder and Tile Shop Holdings, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

+* Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: August 8, 2024	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: August 8, 2024	By:	/s/ MARK B. DAVIS
Mark B. Davis
Chief Financial Officer