Form 10-Q
period 2024-09-30
TILE SHOP HOLDINGS, INC.
filed 2024-11-07
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, there were 44,658,610 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$25,058	$8,620
Receivables, net	3,265	2,882
Inventories	84,528	93,679
Income tax receivable	1,114	129
Other current assets, net	9,202	9,248
Total Current Assets	123,167	114,558
Property, plant and equipment, net	60,901	64,317
Right of use asset	130,370	129,092
Deferred tax assets	4,425	5,256
Other assets	1,841	3,449
Total Assets	$320,704	$316,672

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,374	$23,345
Income tax payable	80	1,135
Current portion of lease liability	28,765	27,265
Other accrued liabilities	30,885	27,000
Total Current Liabilities	81,104	78,745
Long-term debt	-	-
Long-term lease liability, net	111,775	112,697
Other long-term liabilities	4,593	5,543
Total Liabilities	197,472	196,985

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 44,661,167 and 44,510,779 shares, respectively	4	4
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	129,388	128,861
Accumulated deficit	(6,160)	(9,109)
Accumulated other comprehensive loss	-	(69)
Total Stockholders' Equity	123,232	119,687
Total Liabilities and Stockholders' Equity	$320,704	$316,672

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$84,505	$92,112	$267,617	$292,688
Cost of sales	28,277	32,549	90,739	104,285
Gross profit	56,228	59,563	176,878	188,403
Selling, general and administrative expenses	55,978	56,734	172,494	173,715
Income from operations	250	2,829	4,384	14,688
Interest expense, net	(71)	(453)	(294)	(1,920)
Income before income taxes	179	2,376	4,090	12,768
Provision for income taxes	(138)	(532)	(1,141)	(3,333)
Net income	$41	$1,844	$2,949	$9,435

Income per common share:
Basic	$0.00	$0.04	$0.07	$0.22
Diluted	$0.00	$0.04	$0.07	$0.22

Weighted average shares outstanding:
Basic	43,794,648	43,522,768	43,685,068	43,385,316
Diluted	43,893,185	43,733,706	43,783,181	43,555,988

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$41	$1,844	$2,949	$9,435
Currency translation adjustment	81	(3)	69	(34)
Other comprehensive income (loss)	81	(3)	69	(34)
Comprehensive income	$122	$1,841	$3,018	$9,401

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2023	44,567,055	$4	$128,257	$(11,589)	$(83)	$116,589
Issuance of common stock upon exercise of options	1,790	-	4	-	-	4
Stock based compensation	-	-	366	-	-	366
Tax withholdings related to net share settlements of stock based compensation awards	(7,291)	-	(45)	-	-	(45)
Foreign currency translation adjustments	-	-	-	-	(3)	(3)
Net income	-	-	-	1,844	-	1,844
Balance at September 30, 2023	44,561,554	$4	$128,582	$(9,745)	$(86)	$118,755

Balance at June 30, 2024	44,652,655	$4	$129,070	$(6,201)	$(81)	$122,792
Issuance of restricted shares	11,002	-	-	-	-	-
Stock based compensation	-	-	336	-	-	336
Tax withholdings related to net share settlements of stock based compensation awards	(2,490)	-	(18)	-	-	(18)
Foreign currency translation adjustments	-	-	-	-	81	81
Net income	-	-	-	41	-	41
Balance at September 30, 2024	44,661,167	$4	$129,388	$(6,160)	$-	$123,232

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2022	44,377,445	$4	$127,997	$(19,180)	$(52)	$108,769
Issuance of restricted shares	611,154	-	-	-	-	-
Issuance of common stock upon exercise of options	1,790	-	4	-	-	4
Cancellation of restricted shares	(329,536)	-	-	-	-	-
Stock based compensation	-	-	1,072	-	-	1,072
Tax withholdings related to net share settlements of stock based compensation awards	(99,299)	-	(491)	-	-	(491)
Foreign currency translation adjustments	-	-	-	-	(34)	(34)
Net income	-	-	-	9,435	-	9,435
Balance at September 30, 2023	44,561,554	$4	$128,582	$(9,745)	$(86)	$118,755

Balance at December 31, 2023	44,510,779	$4	$128,861	$(9,109)	$(69)	$119,687
Issuance of restricted shares	497,893	-	-	-	-	-
Cancellation of restricted shares	(275,689)	-	-	-	-	-
Stock based compensation	-	-	1,008	-	-	1,008
Tax withholdings related to net share settlements of stock based compensation awards	(71,816)	-	(481)	-	-	(481)
Foreign currency translation adjustments	-	-	-	-	69	69
Net income	-	-	-	2,949	-	2,949
Balance at September 30, 2024	44,661,167	$4	$129,388	$(6,160)	$-	$123,232

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$2,949	$9,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,802	16,394
Amortization of debt issuance costs	54	193
Loss (Gain) on disposals of property, plant and equipment	15	(51)
Impairment charges	949	618
Non-cash lease expense	20,110	19,561
Stock based compensation	1,008	1,072
Deferred income taxes	831	2,066
Changes in operating assets and liabilities:
Receivables, net	(382)	(90)
Inventories	9,152	22,242
Other current assets, net	1,630	(302)
Accounts payable	(1,647)	2,490
Income tax receivable / payable	(2,039)	3,533
Accrued expenses and other liabilities	(17,921)	(20,989)
Net cash provided by operating activities	28,511	56,172
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(11,761)	(11,046)
Proceeds from insurance	100	-
Proceeds from the sale of property, plant and equipment	-	58
Net cash used in investing activities	(11,661)	(10,988)
Cash Flows From Financing Activities
Payments of long-term debt	(10,000)	(50,400)
Advances on line of credit	10,000	15,000
Proceeds from exercise of stock options	-	4
Employee taxes paid for shares withheld	(481)	(491)
Net cash used in financing activities	(481)	(35,887)
Effect of exchange rate changes on cash	69	(30)
Net change in cash, cash equivalents and restricted cash	16,438	9,267
Cash, cash equivalents and restricted cash beginning of period	8,620	7,759
Cash, cash equivalents and restricted cash end of period	$25,058	$17,026

Cash and cash equivalents	$25,058	$16,371
Restricted cash	-	655
Cash, cash equivalents and restricted cash end of period	$25,058	$17,026

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$147	$986
Cash paid for interest	229	1,960
Cash paid (received) for income taxes, net	2,352	(2,266)

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of man-made and natural stone tiles, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. The Company offers a wide selection of high-quality products, exclusive designs, knowledgeable staff and exceptional customer service, in an extensive showroom environment with up to 50 full-room tiled displays. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of September 30, 2024, the Company had 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, Oklahoma, Virginia and Wisconsin.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

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

Recently Issued Accounting Pronouncements

Income Taxes. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The Company will adopt this guidance as of December 31, 2025. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements and related disclosures.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Segment Reporting. In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires incremental disclosures on reportable segments, primarily through enhanced disclosures on significant segment expenses. The Company will adopt this guidance for its annual report on Form 10-K as of December 31, 2024, and interim periods within fiscal years beginning in 2025. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements and related disclosures.

Note 2: Revenues

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenues.

The following table presents revenues disaggregated by product category:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Man-made tiles(1)	54%	54%	54%	53%
Natural stone tiles	21	21	21	22
Setting and maintenance materials	15	15	15	15
Accessories	7	8	8	8
Delivery service	3	2	2	2
Total	100%	100%	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled at the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $12.9 million and $10.7 million as of September 30, 2024 and December 31, 2023, respectively. Revenues recognized during the nine months ended September 30, 2024 that were included in the customer deposit balance as of the beginning of the period were $10.3 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $3.3 million and $2.9 million at September 30, 2024 and December 31, 2023, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company does not adjust the promised amount of consideration for the effects of the financing component.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 were as follows:

	(in thousands)
	September 30,	December 31,
	2024	2023
Other current accrued liabilities	$2,970	$3,640
Other current assets	936	1,220
Sales returns reserve, net	$2,034	$2,420

Note 3: Inventories

The Company’s inventory consists of manufactured items and purchased merchandise held for resale. Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. The Company capitalizes the cost of inbound freight, duties, and receiving and handling costs to bring purchased materials into its distribution network. The labor and overhead costs incurred in connection with the production process are included in the value of manufactured finished goods. Inventories were comprised of the following as of September 30, 2024 and December 31, 2023:

	(in thousands)
	September 30,	December 31,
	2024	2023
Finished goods	$82,667	$92,205
Raw materials	1,861	1,474
Total	$84,528	$93,679

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.9 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively.

Note 4: Income Taxes

Effective tax rates for the nine months ended September 30, 2024 and 2023 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective tax rate was 77.0% and 22.4% for the three months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 was 27.9% and 26.1%, respectively. The effective income tax rate was higher than the statutory federal income tax rate of 21.0%, primarily due to state income taxes that were partially offset by discrete items, including the impact of employee award vesting.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of both September 30, 2024 and 2023, the Company had not recognized any liabilities for uncertain tax positions, nor had interest and penalties related to uncertain tax positions been accrued.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands, except per share data)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$41	$1,844	$2,949	$9,435
Weighted average shares outstanding - basic	43,794,648	43,522,768	43,685,068	43,385,316
Effect of dilutive securities attributable to stock based awards	98,537	210,938	98,113	170,672
Weighted average shares outstanding - diluted	43,893,185	43,733,706	43,783,181	43,555,988
Income per common share:
Basic	$0.00	$0.04	$0.07	$0.22
Diluted	$0.00	$0.04	$0.07	$0.22
Anti-dilutive securities excluded from earnings per share calculation	117,300	312,217	117,953	515,226

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	September 30,	December 31,
	2024	2023
Customer deposits	$12,852	$10,719
Sales returns reserve	2,970	3,640
Accrued wages and salaries	5,148	5,523
Payroll and sales taxes	2,117	2,129
Other current liabilities	7,798	4,989
Total other accrued liabilities	$30,885	$27,000

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

The Credit Agreement is secured by virtually all of the assets of the Company, including, but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. The Company was in compliance with the covenants as of September 30, 2024.

The Company had no borrowings outstanding on its line of credit as of September 30, 2024. The Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. As of September 30, 2024, standby letters of credit totaled $1.2 million.  As of September 30, 2024, there was $73.8 million available for borrowing on the revolving line of credit, which may be used for maintaining the Company’s existing stores, purchasing additional merchandise inventory, and general corporate purposes.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

restrictions or covenants. Leasehold improvements are amortized using the straight-line method over the shorter of the original lease term, the renewal term if the lease renewal is reasonably certain or the useful life of the improvement.

Leases (in thousands)	Classification	September 30, 2024	December 31, 2023
Assets
Operating lease assets	Right of use asset	$130,370	$129,092
Total leased assets		$130,370	$129,092

Liabilities
Current
Operating	Current portion of lease liability	$28,765	$27,265
Noncurrent
Operating	Long-term lease liability, net	111,775	112,697
Total lease liabilities		$140,540	$139,962

		Three Months Ended
Lease cost (in thousands)	Classification	September 30, 2024	September 30, 2023
Operating lease cost	SG&A expenses	$9,362	$9,052
Variable lease cost(1)	SG&A expenses	3,814	3,800
Short term lease cost	SG&A expenses	56	42
Net lease cost		$13,232	$12,894

		Nine Months Ended
Lease cost (in thousands)	Classification	September 30, 2024	September 30, 2023
Operating lease cost	SG&A expenses	$28,277	$26,890
Variable lease cost(1)	SG&A expenses	11,363	11,179
Short term lease cost	SG&A expenses	154	223
Net lease cost		$39,794	$38,292

(1) Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Nine Months Ended
Other Information (in thousands)	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$29,248	$28,619
Lease right-of-use assets obtained or modified in exchange for lease obligations	$21,359	$21,769

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2024 and December 31, 2023 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	September 30, 2024	December 31, 2023
Assets		(in thousands)
Cash and cash equivalents	Level 1	$25,058	$8,620

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the three months ended September 30, 2024 and 2023, the Company did not record any impairment charges in selling, general and administrative expenses to write-down property, plant and equipment and right of use assets to their estimated fair values. During the nine months ended September 30, 2024 and 2023, the Company recorded $0.9 million and $0.6 million, respectively, of impairment charges. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return and market rental rates for comparable properties. Projected cash flows are considered Level 3 inputs. Market rental rates for comparable properties are considered Level 2 inputs.

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

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three and nine months ended September 30, 2024 and 2023 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company did not record any significant stock based

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

compensation expense related to stock options during the three and nine months ended September 30, 2024 and 2023. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of September 30, 2024, the Company had fully vested outstanding stock options to purchase 295,367 shares of common stock at a weighted average exercise price of $7.07 per share.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.3 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. Total stock based compensation expense related to restricted stock was $1.0 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of September 30, 2024, the Company had 865,459 unvested outstanding restricted common shares.

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

Overview and Recent Trends

We are a specialty retailer of man-made and natural stone tiles, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of high-quality products, exclusive designs, knowledgeable staff and exceptional customer service, in an extensive showroom environment with up to 50 full-room tiled displays. As of September 30, 2024, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

We purchase our tile products and accessories directly from suppliers and manufacture our own setting and maintenance materials, such as thinset, grout, and sealers. We believe that our long-term supplier relationships, together with our design and manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and professionals, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources, and we believe that we are a leading retailer of man-made and natural stone, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States.

Our business continues to be impacted by a number of macroeconomic factors, including high interest rates, and slowing existing home turnover. We believe this is contributing to a slowdown in demand for home improvement products. Our comparable store sales decreased by 7.9% and 8.4% during the three and nine months ended September 30, 2024, respectively, due to lower levels of traffic in our stores.

While our net sales declined in the third quarter of 2024 as compared to the third quarter of 2023, our gross margin rate improved by 180 basis points from the third quarter of 2023 to 66.5% for the three months ended September 30, 2024. The improvement in gross margin rate was primarily due to decreases in product costs.

Selling, general and administrative expenses decreased $0.7 million, or 1.2%, from $56.7 million in the third quarter of 2023 to $56.0 million in the third quarter of 2024. The decrease was primarily due to decreases in variable compensation costs totaling $0.7 million, advertising expense of $0.6 million and depreciation expense of $0.6 million. These factors were partially offset by a $0.5 million increase in occupancy costs, a $0.2 million increase in information technology expenses and a $0.2 million increase in shipping and transportation costs.

In response to the challenges faced in our industry and continued pressure on our topline results, we took steps to close our distribution center located in Dayton, New Jersey, reduce staffing levels at our corporate office and close our trading company office located in Beijing, China. We did not incur any material asset impairment or severance costs in connection with these actions. We are actively working to sublease the distribution center space in Dayton, New Jersey. Our lease of the distribution space in Dayton, New Jersey expires in September 2026. We anticipate the annualized benefit from these actions will reduce SG&A expenses by $2.8 million to $4.1 million.

During the nine months ended September 30, 2024, we generated $28.5 million of operating cash flow, which was used to fund $11.8 million of capital expenditures. Cash and cash equivalents increased by $16.4 million from $8.6 million on December 31, 2023 to $25.1 million on September 30, 2024. As of September 30, 2024, we had no borrowings outstanding on our line of credit.

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

Results of Operations

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

	($ in thousands)
	2024	% of sales	2023	% of sales
Net sales	$84,505	100.0%	$92,112	100.0%
Cost of sales	28,277	33.5%	32,549	35.3%
Gross profit	56,228	66.5%	59,563	64.7%
Selling, general and administrative expenses	55,978	66.2%	56,734	61.6%
Income from operations	250	0.3%	2,829	3.1%
Interest expense	(71)	(0.1)%	(453)	(0.5)%
Income before income taxes	179	0.2%	2,376	2.6%
Provision for income taxes	(138)	(0.2)%	(532)	(0.6)%
Net income	$41	0.0%	$1,844	2.0%

Net Sales Net sales for the third quarter of 2024 decreased $7.6 million, or 8.3%, compared with the third quarter of 2023. Sales decreased at comparable stores by 7.9% during the third quarter of 2024 compared to the third quarter of 2023, primarily due to a decrease in traffic.

Gross Profit Gross profit decreased $3.3 million, or 5.6%, in the third quarter of 2024 compared to the third quarter of 2023. The gross margin rate was 66.5% and 64.7% during the third quarter of 2024 and 2023, respectively. The improvement in gross margin rate was primarily due to decreases in product costs.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses decreased $0.7 million, or 1.2%, from $56.7 million in the third quarter of 2023 to $56.0 million in the third quarter of 2024. The decrease was primarily due to decreases in variable compensation costs totaling $0.7 million, advertising expense of $0.6 million and depreciation expense of $0.6 million. These factors were partially offset by a $0.5 million increase in occupancy costs, a $0.2 million increase in information technology expenses and a $0.2 million increase in shipping and transportation costs.

Provision for Income Taxes The provision for income taxes for the third quarter of 2024 and 2023 was $0.1 million and $0.5 million, respectively. The decrease in the provision for income tax was due to a decrease in pretax income. Our effective tax rate was 77.0% and 22.4% in the third quarter of 2024 and 2023, respectively. The increase in the effective tax rate was largely due to a decrease in pretax income and a disproportionate impact of certain permanent items.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

	(in thousands)
	2024	% of sales	2023	% of sales(1)
Net sales	$267,617	100.0%	$292,688	100.0%
Cost of sales	90,739	33.9%	104,285	35.6%
Gross profit	176,878	66.1%	188,403	64.4%
Selling, general and administrative expenses	172,494	64.5%	173,715	59.4%
Income from operations	4,384	1.6%	14,688	5.0%
Interest expense	(294)	(0.1)%	(1,920)	(0.7)%
Income before income taxes	4,090	1.5%	12,768	4.4%
Provision for income taxes	(1,141)	(0.4)%	(3,333)	(1.1)%
Net income	$2,949	1.1%	$9,435	3.2%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the nine months ended September 30, 2024 decreased $25.1 million, or 8.6%, compared with the nine months ended September 30, 2023. Sales decreased at comparable stores by 8.4% during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023, primarily due to a decrease in store traffic.

Gross Profit Gross profit for the nine months ended September 30, 2024 decreased $11.5 million, or 6.1%, compared with the nine months ended September 30, 2023. The gross margin rate was 66.1% and 64.4% for the nine months ended September 30, 2024 and 2023, respectively. The increase in the gross margin rate was primarily due to decreases in product costs and stabilizing international freight costs.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the nine months ended September 30, 2024, decreased $1.2 million, or 0.7%, compared with the nine months ended September 30, 2023. The decrease was primarily due to reductions of depreciation expense of $2.6 million and variable compensation costs totaling $2.5 million, partially offset by an increase in occupancy expenses totaling $2.6 million due to an increase in rent expense associated with leases that were extended over the last year, a $0.9 million increase in information technology expenses and a $0.8 million increase in shipping and transportation costs. During the nine months ended September 30, 2024, the Company recorded $0.9 million of asset impairment charges in connection with the write-down of certain store assets.

Provision for Income Taxes The provision for income taxes decreased $2.2 million for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 due to a decrease in taxable income. Our effective tax rate for the nine months ended September 30, 2024 and 2023 was 27.9% and 26.1%, respectively. The increase in the effective tax rate during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023 was largely due to a decrease in pretax income and a disproportionate impact of certain permanent items.

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

The reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2024 and 2023 is as follows:

	($ in thousands)
	Three Months Ended
	September 30,
	2024	% of sales	2023	% of sales
Net income	$41	0.0%	$1,844	2.0%
Interest expense	71	0.1%	453	0.5%
Provision for income taxes	138	0.2%	532	0.6%
Depreciation and amortization	4,458	5.3%	5,062	5.5%
Stock based compensation	336	0.4%	366	0.4%
Adjusted EBITDA	$5,044	6.0%	$8,257	9.0%

	($ in thousands)
	Nine Months Ended
	September 30,
	2024	% of sales	2023	% of sales
Net income	$2,949	1.1%	$9,435	3.2%
Interest expense	294	0.1%	1,920	0.7%
Provision for income taxes	1,141	0.4%	3,333	1.1%
Depreciation and amortization	13,802	5.2%	16,394	5.6%
Stock based compensation	1,008	0.4%	1,072	0.4%
Adjusted EBITDA	$19,194	7.2%	$32,154	11.0%

The calculation of pretax return on capital employed is as follows:

	($ in thousands)
	September 30,
	2024(1)	2023(1)
Income from Operations (trailing twelve months)	$5,854	$17,280

Total Assets	321,398	332,168
Less: Accounts payable	(22,726)	(24,925)
Less: Income tax payable	(643)	(236)
Less: Other accrued liabilities	(30,820)	(33,957)
Less: Lease liability	(140,503)	(129,654)
Less: Other long-term liabilities	(4,952)	(4,451)
Capital Employed	$121,754	$138,945

Pretax Return on Capital Employed	4.8%	12.4%

(1) Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $25.1 million of cash and cash equivalents at September 30, 2024, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

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

The Credit Agreement is secured by virtually all our assets, including but not limited to inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. We were in compliance with the covenants as of September 30, 2024.

We had no borrowings outstanding on our line of credit as of September 30, 2024. We have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. As of September 30, 2024, standby letters of credit totaled $1.2 million.  As of September 30, 2024, there was $73.8 million available for borrowing on the revolving line of credit, which may be used for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

We believe that our cash flow from operations, together with our existing cash and cash equivalents and borrowings available under our Credit Agreement, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months and our long-term liquidity requirements.

Capital Expenditures

Capital expenditures were $11.8 million and $11.0 million for the nine months ended September 30, 2024 and 2023, respectively. Capital expenditures in 2024 were primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Cash Flows

The following table summarizes our cash flow data for the nine months ended September 30, 2024 and 2023.

	(in thousands)
	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by operating activities	$28,511	$56,172
Net cash used in investing activities	(11,661)	(10,988)
Net cash used in financing activities	(481)	(35,887)

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2024 was $28.5 million compared with $56.2 million during the nine months ended September 30, 2023. The decrease was primarily attributable to a decrease in net income, an income tax refund received in the nine months ended September 30, 2023, that did not recur in 2024, and other working capital changes.

Investing activities

Net cash used in investing activities totaled $11.7 million for the nine months ended September 30, 2024 compared with $11.0 million for the nine months ended September 30, 2023. Cash used in investing activities during the nine months ended September 30, 2024 was primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Financing activities

Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2024 compared with $35.9 million for the nine months ended September 30, 2023. Cash outflows for financing activities during the nine months ended September 30, 2023 were primarily related to payments made against our line of credit. We were able to fully repay our line of credit in 2023.

Cash and cash equivalents totaled $25.1 million at September 30, 2024 compared with $8.6 million at December 31, 2023. Working capital was $42.1 million at September 30, 2024 compared with $35.8 million at December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024 and have concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weakness in our internal control over financial reporting as described below.

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

As previously disclosed, during the year ended December 31, 2023, we identified a material weakness due to the ineffective design of the Company’s information technology general controls (“ITGCs”), which stemmed from deficiencies in user access controls, which did not adequately restrict access to the Company’s financial reporting system, did not ensure appropriate segregation of duties, and did not prevent unauthorized individuals from having the ability to create, post and modify journal entries. The material weakness also resulted in the ineffectiveness of automated and manual business process controls throughout the Company’s financial reporting and business transaction cycles that are dependent upon the affected ITGCs.

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

Planned Remediation of Material Weakness

Management has actively engaged in implementing remediation plans to address the remaining material weakness in its ITGCs outlined above. The steps taken to remediate the ITGC material weakness during the nine months ended September 30, 2024 included:

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

•Evaluating identified segregation of duties and sensitive access risks and adjusting access profiles to mitigate segregation of duty and sensitive access risks.

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(in thousands) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	2,490	(1)	$7.05	-	$-
August 1, 2024 - August 31, 2024	-		-	-	-
September 1, 2024 - September 30, 2024	-		-	-	-
	2,490		$7.05	-	$-

(1)We withheld a total of 2,490 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants as allowed by the 2021 Omnibus Equity Compensation Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

10.1+

Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement, dated July 22, 2024, by and between Cabell Lolmaugh and Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

10.2+

Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement, dated July 22, 2024, by and between Mark Davis and Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

10.3+

Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement, dated July 22, 2024, by and between Joseph Kinder and Tile Shop Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

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
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

+ Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: November 7, 2024	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: November 7, 2024	By:	/s/ MARK B. DAVIS
Mark B. Davis
Chief Financial Officer