Form 10-K
period 2024-12-31
TILE SHOP HOLDINGS, INC.
filed 2025-02-27
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately: $196,850,780.

As of February 24, 2025, the registrant had 44,657,898 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders, or an amendment to this Form 10-K, which the Company intends to file with the SEC within 120 days after the fiscal year end covered by this report.

TILE SHOP HOLDINGS, INC. FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

The Tile Shop, LLC (“The Tile Shop”) was founded in 1985 and Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, including The Tile Shop, the “Company” or “we”) was incorporated in Delaware in June 2012. We are a specialty retailer of man-made and natural stone tiles, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. Our assortment includes over 6,000 products from around the world. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, metal and luxury vinyl tile. The majority of our tile products are sold under our proprietary Rush River and Fired Earth brand names. We purchase our tile products, accessories and tools directly from our global network of suppliers. We manufacture our own setting and maintenance materials, such as thinset, grout and sealer, under our Superior brand name, as well as work with other suppliers to manufacture private label products. As of December 31, 2024, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

We believe that our long-term vendor relationships, together with our design, manufacturing and distribution capabilities, enable us to offer a broad assortment of high-quality products to our customers, who are primarily homeowners and professionals, at competitive prices. We have invested significant resources to develop our proprietary brands and product sources and believe that we are a leading retailer of man-made and natural stone tiles, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States.

In 2024, we reported net sales and income from operations of $347.1 million and $3.5 million, respectively. Our 2023 and 2022 net sales were $377.1 million and $394.7 million, respectively, and our 2023 and 2022 income from operations was $16.2 million and $22.6 million, respectively. As of December 31, 2024 and 2023, we had total assets of $319.6 million and $316.7 million, respectively.

Competitive Strengths

We believe that the following factors differentiate us from our competitors.

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

Centralized Distribution System – We service our store locations from four distribution centers. Our distribution centers, located in Michigan, Oklahoma, Virginia, and Wisconsin, are located to cost effectively service our existing stores.

Strategic Plan

We are committed to carrying an outstanding assortment, offering unsurpassed customer service, and showcasing excellence within our industry. These principles have always been core to our strategy and will continue to be as we move into 2025.

Key elements of our 2025 strategy include:

People First – We pride ourselves on offering the best service in our industry, and our employees are the key to our success. We are committed to continuing to invest in training and development programs to enhance the skill sets of all employees. We are also continuing to take steps to improve engagement, communication and collaboration across our teams.

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

Our website, TileShop.com, supplements our store experience and is designed for consumers to learn about our brand, our value propositions, and our product assortment, installation techniques and additional customer room gallery design inspiration. In recent years, we have expanded our online experience to include online shopping.

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

Products

We offer an extensive and complete assortment of natural stone, man-made and luxury vinyl tile products, sourced directly from our suppliers. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, metal and luxury vinyl tile. Our wide assortment of accessories, including trim pieces, mosaics, pencils, listellos, and other unique products, encourages our customers to make a fashion statement with their tile project and helps us to deliver a high level of customer satisfaction and drive repeat business. We also offer a broad range of setting and maintenance materials, such as thinset, grout, sealers, and accessories, including installation tools, shower and bath shelves, drains, and similar products. We also offer customers delivery service through third-party freight providers. We sell most of our products under our proprietary brand names, including Superior Adhesives & Chemicals, Superior Tools & Supplies, Rush River, and Fired Earth. In total, we offer over 6,000 different tile products, setting and maintenance materials, and accessory products. The percentage of our net sales represented by each product category was as follows for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Man-made tiles	54%	54%
Natural stone tiles	21	21
Setting and maintenance materials	15	15
Accessories	8	8
Delivery service	2	2
	100%	100%

Suppliers

We have long-standing relationships with our suppliers throughout the world and work with them to design and manufacture products exclusively for us. We believe that these direct relationships differentiate us from our competitors.

We currently purchase tile products from approximately 200 different suppliers. Our top ten tile suppliers accounted for 44% of our purchases in 2024. Our largest supplier accounted for approximately 11% of our total purchases in 2024. We believe that alternative and competitive suppliers are available for many of our products. The percentage of our total purchases from the following continents was as follows for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
North America	41%	46%
Europe	32	29
Asia	20	17
South America	6	7
Africa	1	1
	100%	100%

Our inventory balance decreased by $7.4 million from $93.7 million to $86.3 million as of December 31, 2023 and December 31, 2024, respectively. The decrease in inventory is due to steps taken to reduce inventory quantities as well as a decrease in inventory costs stemming from a stabilization in ocean freight rates and steps taken to shift sourcing of certain products in our assortment to lower cost suppliers. The increase in the percentage of purchases from European and Asian suppliers is primarily due to the shift in sourcing to lower cost suppliers.

Distribution and Order Fulfillment

We take possession of our products in the country of origin and arrange for transportation to our four distribution centers located in Michigan, Oklahoma, Virginia and Wisconsin. We also manufacture many of our setting and maintenance materials in Michigan, Oklahoma, Virginia, and Wisconsin. We maintain a large inventory of products in order to quickly fulfill customer orders.

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

Human Capital

We believe that our employees are our strongest competitive advantage and the high-quality service that they provide sets us apart from others in our industry. As of December 31, 2024, we had 1,291 employees, 1,075 of whom were full-time and none who were represented by a union. This includes 959 employees who work in our stores, 115 who work in corporate, store support, infrastructure or similar functions, and 217 who work in our distribution and manufacturing facilities.

The Company’s Board of Directors (the “Board” or “Board of Directors”), through its Compensation Committee, provides oversight of human capital matters and reviews the Company’s compensation and benefits programs, as well as management development and succession planning practices and strategies.

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

•Enhance our culture through efforts aimed at promoting fairness and opportunity throughout the workplace.

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

Financial Information about Geographic Areas

A majority of our revenues and profits are generated within the United States and all of our long-lived assets are located within the United States as well.

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

This report includes market data and certain other statistical information and estimates that are based on reports and other publications from industry analysts, market research firms, and other independent sources, as well as management’s own good faith estimates and analyses. We believe these third-party reports to be reputable, but have not independently verified the underlying data sources, methodologies, or assumptions. The reports and other publications referenced are generally available to the public and were not commissioned by us. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information.

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

Any future expansion strategy will require adequate capital for, among other purposes, opening new stores, distribution centers, and manufacturing facilities, as well as entering new markets. Such expenditures will include researching real estate and consumer markets, leases, inventory, property and equipment costs, integration of new stores and markets into company-wide systems and programs, and other costs associated with new stores and market entry expenses and growth. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. In addition, our credit facility may limit the amount of capital expenditures that we may make annually, depending on our ability to satisfy applicable financial and other covenants. If we fail to obtain sufficient additional capital in the future or we are unable to make capital expenditures under our credit facility, we could be forced to curtail our expansion strategies by reducing or delaying capital expenditures relating to new stores and new market entry. As a result, there can be no assurance that we will be able to fund our current plans for the opening of new stores or entry into new markets.

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

In recent years, there has been a substantial increase in the use of social media platforms by consumers. Negative commentary regarding us or the products we sell may be posted on social media platforms or other electronic means at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. Any harm to us or the products we sell may be immediate without allowing us an opportunity for redress or correction.

Risks Related to our Business, Operations and Financial Condition

Numerous economic factors, including inflation, our exposure to the U.S. housing industry, and an economic recession or downturn, or a downturn in the U.S. housing industry, could adversely affect us.

Our results of operations are sensitive to changes in macroeconomic conditions that affect consumer spending, including discretionary spending, especially as a substantial portion of the products we offer are products that consumers may view as discretionary items rather than necessities. Difficult macroeconomic conditions also affect our customers’ ability to obtain consumer credit. In recent years, high inflation has negatively impacted consumer confidence and discretionary spending; in addition, the U.S. Federal Reserve raised interest rates several times in response to concerns about such inflation. Although the Federal Reserve began to reduce interest rates beginning in fall 2024, the inflationary outlook in the United States remains uncertain, and the Federal Reserve may not continue to implement such decreases or may raise interest rates again. The impact of inflation and high interest rates on various areas of our business, including labor, product costs and interest expenses, has negatively impacted our business, financial condition and results of operations, and while we have worked to mitigate such impacts, including increasing our prices, we may not be able to mitigate any future impacts of inflation or high interest rates. In addition, while inflation has recently slowed and further interest rate increases are currently not anticipated, economic uncertainty and the potential for an economic recession remains. We are unable to predict any future trends in the rate of inflation and interest rates, and if (and to the extent that) we are unable to recover higher costs in the event of future increases in inflation or interest rates, such increases could adversely affect our business, financial condition or results of operations.

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

Reduced access to credit may adversely affect the ability of consumers to purchase our products and may adversely impact our ability to offer customers credit card financing through third-party credit providers on terms similar to those offered currently, or at all. In addition, economic conditions, including decreases in access to credit, may result in financial difficulties, leading to restructuring, bankruptcies, liquidations and other unfavorable events for our customers, which may adversely impact our industry, business, and results of operations.

The burden of incurring debt under our existing credit facility could adversely affect us and make us more vulnerable to adverse economic or industry conditions.

We entered into a revolving credit facility with JPMorgan Chase Bank, N.A. on September 30, 2022. As of December 31, 2024, we had no borrowings outstanding on our revolving line of credit and had $73.8 million available for future borrowings. The terms of our credit facility could limit our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements, expansion strategy, or other needs, which could increase our vulnerability to, and reduce our flexibility in planning for, adverse changes in economic, industry, and competitive conditions.

Our credit facility contains negative covenants that limit our ability to engage in specified types of transactions, including, among other things, our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. A breach of any of these covenants could result in an event of default under our credit facility, which would allow the lender to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit or seek amendments to our debt agreements that would provide for terms more favorable to our lenders, which we may have to accept under the circumstances.

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

The threat or occurrence of one or more natural disasters or other extreme weather events, the nature, frequency and severity of which may be negatively impacted by climate change, and the threat or outbreak of terrorism such as attacks on cargo ships in the Suez Canal, civil unrest, banking instability, tariffs and other trade barriers or restrictions, political instability, a public health crisis, or other adverse events could materially adversely affect our financial performance. Such events have in the past, and may in the future, disrupt supply chains, resulting in increased costs and shipping delays, increase costs of energy and raw materials, and result in damage to, or destruction or closure of, our stores, distribution centers and other properties or those of our suppliers, customers and other business partners, as well as injuries or loss of life. Such events can also adversely affect our work force and prevent employees and customers from reaching our stores and other properties, can modify consumer purchasing patterns and decrease disposable income, and can disrupt or disable portions of our supply chain and distribution network.

In addition to the foregoing, the impacts of climate change, including changes in weather patterns and the increased frequency, intensity and duration of extreme weather events (such as floods, droughts, wildfires and severe storms), could, among other things, adversely impact the ability to extract natural stones from quarries, which is a key resource for a number of our products, disrupt the operation of our supply chain and the productivity of manufacturers on which we rely, disrupt retail operations and foot traffic in consumer markets, damage or destroy our stores, and increase our product and transportation costs. In addition, the impacts of climate change on global water resources may result in water scarcity, which could in the future impact our ability, and the ability of our suppliers, particularly those involved in quarrying activities, to access sufficient quantities of water in certain locations and result in increased costs, as well as potentially causing supply chain delays, such as previously decreased traffic in the Panama Canal resulting from a drought causing low water levels.

Although preventative measures may help to mitigate damage from these types of catastrophic events, we cannot provide any assurance that any measures we may take will be successful, and delays in recovery may be significant. In addition, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance.

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

There has been increased focus from our stakeholders, including investors, consumers and employees, on our environmental, social and governance policies and practices, including corporate citizenship and sustainability. Additionally, public interest and legislative pressure related to public companies’ environmental, social and governance practices continues to grow. If our environmental, social and governance policies and practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, human capital management, employee health and safety practices, corporate governance and transparency and employing sustainability strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us. At the same time, there also exists anti-environmental, social and governance, including anti-diversity, equity and inclusion, sentiment among certain stakeholders and government institutions, and we may face scrutiny, reputational risk, lawsuits or market access restrictions from these parties. The effects of climate change and increased focus by stakeholders on sustainability matters could have short- and long-term impacts on our business, operations and reputation. Inconsistency of legislation and regulations among jurisdictions, including anti-environmental, social and governance policies or legislation, and any additional regulations may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future sustainability-related legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change where we operate.

Risks Related to Our Labor and Supply Chain

If we fail to identify and maintain relationships with a sufficient number of suppliers, our ability to obtain products that meet our high quality standards at attractive prices could be adversely affected.

We purchase flooring and other products directly from suppliers located around the world. However, we do not have long-term contractual supply agreements with our suppliers that obligate them to supply us with products exclusively or at specified quantities or prices. As a result, our current suppliers may not continue selling products to us. In order to retain the competitive advantage that we believe results from these relationships, we need to continue to identify, develop and maintain relationships with qualified suppliers that can satisfy our high standards for quality and our requirements for flooring and other products in a timely and efficient manner at attractive prices. The need to develop new relationships will be particularly important as we seek to expand our operations and enhance our product offerings in the future. The loss of one or more of our existing suppliers or our inability to develop relationships with new suppliers could reduce our competitiveness, slow our plans for further expansion, and cause our net sales and operating results to be adversely affected. In addition, any failure to manage our inventory effectively could have a material and adverse effect on our business, financial condition and results of operations. Our sales could be adversely affected when we experience shortages of key items; further, any inability to meet our customers’ product needs could also adversely affect sales of other related products.

We source the products that we stock and sell from approximately 200 domestic and international suppliers. We source a large number of those products from foreign manufacturers, including 44% of our products from a group of ten suppliers located in Asia, Europe and the United States. Our largest supplier accounted for approximately 11% of our total purchases in 2024. We generally take title to these products sourced from foreign suppliers overseas and are responsible for arranging shipment to our distribution centers.

Our reliance on foreign suppliers increases our risk of not obtaining adequate, timely and cost-effective products and other risks involved in foreign operations.

The risks associated with direct sourcing from overseas manufacturers may be higher than the risks associated with our traditional domestic suppliers. Foreign sourcing subjects us to a number of risks, including long lead times; work stoppages; shipping delays and interruptions; product quality issues; employee rights issues; other social concerns; public health crises; political instability; acts of terrorism or war; economic disruptions; the imposition of tariffs, including those imposed by the United States on goods imported from China, Canada, Mexico and Russia, duties, quotas, import and export controls and other trade restrictions, as well as the possibility of a global trade war; changes in governmental policies, including potential adverse changes in tax laws and regulations; uncertainty surrounding the enforcement of laws (if any) relating to the protection of intellectual property or data security; and other events. Additionally, reductions in the value of the U.S. dollar or revaluation of foreign currencies used, could ultimately increase the prices that we pay for our products.

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

Our business strategy depends on offering a wide assortment of compelling products to our customers. We sell, among other things, products made from various natural stones from quarries throughout the world. Our ability to obtain an adequate volume and quality of hard-to-find products depends on our suppliers’ ability to furnish those products, which, in turn, could be affected by many factors, including the exhaustion of stone quarries or the impact of water scarcity, natural disasters or other extreme weather events, which may be exacerbated by climate change, on the ability to access or efficiently extract resources from such quarries. If our suppliers cannot deliver sufficient products, and we cannot find replacement suppliers, our net sales and operating results may be adversely affected.

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

We depend on a few key employees, and if we lose the services of these employees, we may not be able to operate our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, and sales personnel who share our values and are able to operate effectively and consistently with our culture. Our inability to effectively integrate newly-hired officers or senior managers into our business processes, controls, systems and culture could have a material adverse effect on us. The loss or unavailability of any of our key employees could have a material adverse effect on us. In addition, ineffective succession planning could result in unexpected costs, reduced productivity and/or difficulties with respect to internal processes and controls. Our ability to successfully hire other experienced and qualified key employees cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry.

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

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Fluctuating healthcare costs, our growth rate and changes from our past experience with workers’ compensation claims could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or employee health insurance costs increase beyond what was expected, our accrued liabilities might not be sufficient, and we may be required to record additional expense. Unanticipated changes may produce materially different amounts of expense than that reported under these programs, which could adversely impact our operating results.

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

We must comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently, and such changes can impose significant costs and other burdens of compliance on our business and suppliers. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, environmental issues, including the impact of climate change, or compliance with applicable anti-bribery laws could have an adverse impact on our financial condition and results of operations. In addition, changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations could increase our cost of doing business. The evolving and at times overlapping regulatory regimes to which the Company is subject may change at any time, including as a result of changes in the U.S. political environment. In addition, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions. Any such initiatives, restrictions and requirements could restrict, or require us to make changes to, our operating activities, which could increase our operating costs, require us to make capital improvements to our properties, increase our energy, supply and transportation costs or limit their availability, affect the availability and cost of our products, or otherwise adversely affect our results of operations, liquidity or capital resources, and these effects could be material to us.

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

We are required to maintain internal control over financial reporting and disclosure controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP (as defined below). We, along with our independent registered public accounting firm, previously identified a material weakness in our internal control over financial reporting that pertained to our information technology general controls, which was remediated as of December 31, 2024. See further discussion regarding controls implemented to remediate our material weakness in Item 9A – Controls and Procedures included in this report. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses could adversely impact our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC. While we have taken meaningful steps to enhance our disclosure controls and procedures and our internal control over financial reporting by strengthening our financial reporting and accounting functions, we cannot provide any assurance that we will continue to be able to maintain adequate controls over our financial processes and reporting or that we will not identify significant deficiencies and material weaknesses in our internal control over financial reporting in the future. Any failure of our internal controls could result in material misstatements in our consolidated financial statements, significant deficiencies, material weaknesses, costs, failure to timely meet our periodic reporting obligations and erosion of investor confidence. Such failure could also negatively affect the market price and trading liquidity of our common stock, subject us to civil and criminal investigations and penalties and could have a material adverse effect on our business, financial condition, results of operations or cash flow.

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

We are involved in stockholder, consumer, employment, tort or other litigation from time to time. We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceedings could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money, adversely affecting our financial condition and results of operations. Additionally, defending against lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources.

Technology-Related Risks

Our business operations could be disrupted if we are unable to protect the integrity and security of our customer and other personal and/or confidential information.

Like all businesses, we face cybersecurity threats, as we are reliant upon information systems and the Internet to conduct our business activities. For example, in connection with payment card sales and other transactions, including bank cards, debit cards, credit cards and other merchant cards, we process and transmit confidential banking and payment card information. Additionally, as part of our normal business activities, we collect and store sensitive personal information related to our employees, customers, suppliers and other parties. Despite our security measures, our information technology and infrastructure, and that of third parties upon which we rely, may be vulnerable to criminal cyber-attacks or security incidents due to employee or service provider error, third-party action, including actions of foreign actors, which risk may be exacerbated by the current Russia-Ukraine and other geopolitical conflicts and U.S. and international response, insider attacks, phishing or denial-of-service attacks, the introduction of computer viruses and/or malicious or destructive code, ransomware or other malware, social engineering, malfeasance, other unauthorized physical or electronic access, or other vulnerabilities. Any such incidents could compromise our networks, or those of our vendors, or disrupt our or our vendors’ critical systems, and the information stored there, such as personally identifiable information or funds, could be accessed, publicly disclosed, lost, corrupted or stolen. Such incidents could also lead to widespread technology outages, interruptions or other failures of operational, communication or other systems globally and across companies and industries. Third parties may have the technology and know-how to breach the security of this information, and our security measures and those of our banks, merchant card processing and other technology suppliers may not effectively prohibit others from obtaining improper access to this information. The techniques used by criminals to obtain unauthorized access to sensitive data continue to evolve and become more sophisticated and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures, and future cyber-attacks could go undetected and persist for an extended period of time. Furthermore, to the extent artificial intelligence capabilities continue to improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, including the use of generative artificial intelligence to conduct more sophisticated social engineering attacks on the Company, suppliers or customers. In addition, vulnerabilities may be introduced from the use of artificial intelligence by us, our financial services providers and other vendors and third-party providers.

Our vendors and others to whom we entrust confidential data, and on whom we rely to provide products and services, face similar threats and growing requirements. While we perform cybersecurity due diligence on our key vendors and service providers, our ability to monitor their cybersecurity is limited. We cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or prevent any disruption arising from a technology failure, cyber-attack or other information or security breach. We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance, employees and reputation.

We also incur costs in order to comply with cybersecurity or data privacy regulations or with requirements imposed by business partners. Data privacy and cybersecurity laws in the United States and internationally are constantly changing, and the implementation of these laws has become more complex. For instance, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data, and the SEC requires disclosure of material cybersecurity incidents. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and could damage our competitive position and cause the loss of customers. In addition, any such breach, or any material failure on our part to comply with applicable laws, could subject us to litigation, government investigation or enforcement actions or other regulatory sanctions, regulatory penalties or fines, or costly response measures. Any such occurrence could have a material adverse effect on us. Furthermore, in order to comply with current or newly enacted laws, we may be subject to increased costs as a result of continually evaluating our policies and processes and adapting to new requirements that are or become applicable to us. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems incurs additional costs and may cause service interruptions or system conversion delays and may cause us to fail to comply with applicable laws, all of which could have a material adverse effect on our business.

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

We depend on our management information systems to integrate the activities of our stores, to process orders, to manage inventory, to purchase merchandise and to sell and ship goods on a timely basis. We may experience operational problems with our information systems, as well as loss of funds, intellectual property or other proprietary information, as a result of system failures, third-party service outages, viruses, computer “hackers” or other causes. We may incur significant expenses in order to repair any such operational problems and could suffer reputational damage. Any significant disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could result in delays in the delivery of products to our stores and customers or lost sales. Accordingly, if our network is disrupted, we may experience delayed communications within our operations and between our customers and ourselves. Any such occurrence could have a material adverse effect on us.

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

•variations in general economic conditions, including the impact of inflation, decreases in consumer spending, geopolitical conditions and the possibility of an economic downturn or recession;

•actions of our current stockholders, including transactions in our common stock by our directors and executive officers;

•the arrival or departure of key personnel; and

•other developments affecting us, our industry or our competitors.

In addition, the stock market may experience significant price and volume fluctuations, which may be unrelated to the operating performance of particular companies but could cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company or its performance.

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

As part of its cybersecurity program, the Company deploys measures to deter, prevent, detect, respond to and mitigate cybersecurity threats, including firewalls, anti-malware, extended detection and response systems, identity and access controls, strong password controls, multi-factor authentication, software patching protocols, and physical security measures. The Company periodically assesses and tests the Company’s policies, standards, processes, and practices that are designed to address cybersecurity (including artificial intelligence-related) threats and incidents, including by assessing current threat intelligence, conducting tabletop exercises, vulnerability scanning, and performing external penetration testing. The Company has a process to report material results of such testing and assessments to the Board, and periodically adjusts the Company’s cybersecurity program based on these exercises. The Company engages third parties to oversee and conduct part of such testing, as well as perform external audits of security protocols and capabilities. The Company seeks to identify and oversee cybersecurity risks presented by third parties and their systems from a risk-based perspective by identifying critical vendors (defined based on capabilities provided and investments required) and reviewing software patching, upgrades and associated changes required to reduce risk. The Company also conducts cybersecurity training for employees, including mandatory training programs for system users. The Company’s training programs require employees to complete a knowledge check prior to completion of the program. Completion of the Company’s training programs is monitored by management.

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

Considering the pervasive and increasing threat from cyberattacks, the Board and the Audit Committee, with input from management, assess the Company’s cybersecurity threats and the measures implemented by the Company in an effort to mitigate and prevent cyberattacks. The Audit Committee consults with management regarding ongoing cybersecurity initiatives and requests management report to the Audit Committee or the full Board regularly on their assessment of the Company’s cybersecurity program and risks, including artificial intelligence. Both the Audit Committee and the full Board receive quarterly reports from the Chief Information Officer on cybersecurity risks and timely reports regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. Our Board has risk management experience, including members with experience in overseeing teams responsible for data security and cybersecurity and assessing technology-related risks and development of risk mitigation strategies.

In addition, the Company’s information security/cybersecurity program is managed by the Director of Infrastructure and Security, who is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Director of Infrastructure and Security and Chief Information Officer provide periodic reports to our Board and Audit Committee as well as our Chief Executive Officer and other members of our senior management as appropriate. We have also established cross-functional teams to collaborate and communicate on cybersecurity-related issues. The reports to management include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. The Incident Response Team, which includes the Chief Information Officer, Director of Infrastructure and Security, Chief Financial Officer and key operational leaders, is regularly engaged to discuss cybersecurity risks and to review the Company’s preparations for any security events. The Incident Response Team will notify the Board of Directors of any critical events as defined in the Incident Response Plan. Additionally, the Chief Information Officer regularly engages the Board representative with cybersecurity experience to identify Board-level needs for education and communication.

The Chief Information Officer holds an undergraduate degree in computer science and has served in various roles in information technology for over 30 years, including serving as a senior technology leader or Chief Information Officer of two public companies and two private equity-owned firms. The Chief Information Officer has prior experience supporting organizations that have experienced cybersecurity events and continue to learn more about the current trends and risks by partnering with third parties.

While the Company faces a number of cybersecurity risks in connection with its business, as of the date of this report, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, there can be no assurance that the Company, or its third-party service providers, will not experience a cybersecurity threat or incident in the future that could materially adversely affect the Company, including its business strategy, results of operations, or financial condition. For further discussion of the risks related to cybersecurity, see the risk factors discussed under Item 1A. “Risk Factors” in this report.

ITEM 2. PROPERTIES

As of December 31, 2024, we operated 142 stores located in 31 states and the District of Columbia with an average square footage of approximately 20,000 square feet. The table below sets forth the store locations (alphabetically by state) of our 142 stores in operation as of December 31, 2024.

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

We lease all of our stores. Our approximately 15,000 square foot headquarters in Plymouth, Minnesota is attached to our store. We own four regional facilities used for distribution of purchased product and manufacturing of setting and maintenance materials, located in Spring Valley, Wisconsin; Ottawa Lake, Michigan; Ridgeway, Virginia; and Durant, Oklahoma, which consist of 69,000, 271,000, 134,000, and 260,000 square feet, respectively. We lease an additional 100,000 square feet of warehouse space near our Ridgeway, Virginia distribution center.

In response to the challenges faced in our industry and continued pressure on our topline results, during 2024, we took steps to close our distribution center located in Dayton, New Jersey that is 163,000 square feet. We are actively working to sublease the distribution center space in Dayton, New Jersey. Our lease of the distribution space in Dayton, New Jersey expires in September 2026.

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

As of February 24, 2025, we had approximately 247 holders of record of our common stock. This figure does not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

As of February 24, 2025, we had 44,657,898 shares of common stock outstanding. The last reported sales price for our common stock on February 24, 2025, was $7.56.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	2,557	(1)	$6.68	(1)	-	-
November 1, 2024 - November 30, 2024	-		-		-	-
December 1, 2024 - December 31, 2024	712	(2)	6.84	(2)	-	-
Total	3,269		$6.71		-	-

(1)We withheld a total of 2,557 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2012 Omnibus Award Plan (the “2012 Plan”). We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(2)We withheld 712 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2021 Omnibus Equity Compensation Plan (the “2021 Plan”).  We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

Stock Performance Graph

The graph and table below present our cumulative total stockholder returns relative to the performance of the S&P SmallCap 600 and the Dow Jones U.S. Furnishings Index for the period commencing December 31, 2019 and ending December 31, 2024, the last trading day of fiscal year 2024. The comparison assumes $100 invested at the close of trading on December 31, 2019 in (i) our common stock, (ii) the stocks comprising the S&P SmallCap 600, and (iii) the stocks comprising the Dow Jones U.S. Furnishings Index. All values assume that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

	Tile Shop Holdings, Inc.	S&P SmallCap 600	Dow Jones U.S. Furnishings Index
December 31, 2019	$100.00	$100.00	$100.00
December 31, 2020	$254.44	$109.57	$101.77
December 31, 2021	$459.46	$137.26	$132.18
December 31, 2022	$282.25	$113.35	$88.29
December 31, 2023	$474.28	$129.09	$100.30
December 31, 2024	$446.57	$137.90	$100.00

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than is included in the following discussion. This report contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this report relate to, among other things, our business strengths, marketing strategies, competitive advantages and role in our industry and markets; an overall decline in the health of the economy, the tile industry, consumer confidence and spending, and the housing market, including as a result of high inflation or fluctuating interest rates, instability in the global banking system, geopolitical instability, or the possibility of an economic downturn or recession or other macroeconomic factors; the impact of ongoing supply chain disruptions and inflationary cost pressures, including increased materials, labor, energy, and transportation costs and decreased discretionary consumer spending; our ability to successfully implement and realize the anticipated benefits of our strategic plan; our ability to successfully anticipate consumer trends; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions and other economic factors; supply costs and expectations, including the continued availability of sufficient products from our suppliers, risks related to relying on foreign suppliers, and the potential impact of the Russia-Ukraine and other geopolitical conflicts on, among other things, product availability and pricing and timing and cost of deliveries; the potential impact of U.S. trade tensions, including increased tariffs; our expectations with respect to ongoing compliance with the terms of the credit facility, including fluctuating interest rates; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental or climate change-related requirements; the impact of corporate citizenship and environmental, social and governance matters; labor shortages and our expectations regarding the effects of employee recruiting, training, mentoring, and retention on our business; tax-related risks; the potential impact of cybersecurity breaches or disruptions to our management information systems or to third-party information technology systems upon which we rely; widespread outages, interruptions or other failures of operational, communication or other systems; our ability to successfully implement our information technology and other digital initiatives; our ability to effectively manage our online sales; costs and adequacy of insurance; the potential impact of natural disasters, which may worsen or increase due to the effects of climate change, and other catastrophic events; risks inherent in operating as a holding company; our ability to maintain effective internal control over financial reporting; the potential outcome of any legal proceedings; and risks related to ownership of our common stock.

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

Overview and Recent Trends

We are a specialty retailer of man-made and natural stone tiles, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of December 31, 2024, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

The table below sets forth information about our net sales, operating income and stores opened from 2022 to 2024.

	For the year ended December 31,
	2024	2023	2022
	(in thousands, except store data)
Net sales	$347,071	$377,146	$394,702
Income from operations	$3,517	$16,158	$22,609
Net cash provided by operating activities	$27,107	$62,060	$2,715
New stores opened during period	-	1	-

We serve customers who seek to undertake a wide range of projects; however, many end customers choose to work with us when they choose to remodel their home. Historically, we have monitored existing home sales trends as a leading indicator of demand in our industry. The latest estimates of 2024 existing home sales levels made by the National Association of REALTORs suggest that housing turnover decreased by nearly 35% between 2021 and 2024. We believe the decrease in existing home sales resulted in softening demand for remodel projects and had an adverse impact on our business. For the year ended December 31, 2024, our comparable store sales decreased by 7.8% due to lower levels of traffic, partially offset by an increase in average ticket value.

Our operating results are heavily dependent upon the prices paid to acquire man-made and natural stone products from our suppliers around the world. Our gross margin rate improved by 130 basis points from 64.4% in 2023 to 65.7% in 2024 against the backdrop of an easing inflationary environment. Over the last two years, international freight rates have stabilized, and we have been able to identify alternative sources of supply for high quality products that we are able to offer at competitive price points while maintaining a strong margin profile. We have generally maintained our pricing, which helped contribute to the improvement in gross margin rates between 2023 and 2024.

Selling, general and administrative expenses decreased by $2.5 million or 1.1% to $224.4 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was largely driven by a $3.5 million decrease in depreciation expenses, a $3.4 million decrease in variable compensation expenses and a $0.8 million decrease in marketing expenses that were partially offset by a $3.2 million increase in occupancy costs, a $0.9 million increase in IT expenses, a $0.6 million increase in transportation costs and a $0.5 million increase in audit and accounting expenses.

In response to the challenges faced in our industry and continued pressure on our topline results, during 2024, we took steps to close our distribution center located in Dayton, New Jersey, reduce staffing levels at our corporate office and close our trading company office located in Beijing, China. We did not incur any material asset impairment or severance costs in connection with these actions. We are actively working to sublease the distribution center space in Dayton, New Jersey. Our lease of the distribution space in Dayton, New Jersey expires in September 2026. We anticipate the annualized benefit from these actions will reduce selling, general and expenses by $2.8 million to $4.1 million. Going into 2025, we do not currently plan to open any new stores and intend to close two unprofitable stores during the year.

Cash balances increased by $12.4 million from $8.6 million on December 31, 2023 to $21.0 million on December 31, 2024. The increase in cash was primarily due to $27.1 million of operating cashflow partially offset by $14.5 million used to purchase property, plant and equipment during 2024. As of both December 31, 2023 and 2024, we had no borrowings outstanding on our revolving line of credit.

Selected Financial Data

The following table sets forth selected historical financial information derived from (i) our audited financial statements included elsewhere in this report as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023, and 2022 and (ii) our audited financial statements not included elsewhere in this report as of December 31, 2022, 2021, and 2020 and for the years ended December 31, 2021 and 2020. The following selected financial data should be read in conjunction with the remainder of this section and the financial statements and the related notes appearing elsewhere in this report..

	As of December 31, or for the year ended December 31,
	2024	2023	2022	2021	2020
	(in thousands, except per share and store data)
Statement of Income Data
Net sales	$347,071	$377,146	$394,702	$370,700	$325,057
Cost of sales	119,197	134,085	135,765	117,570	103,532
Gross profit	227,874	243,061	258,937	253,130	221,525
Selling, general and administrative expenses	224,357	226,903	236,328	232,520	215,149
Income from operations	3,517	16,158	22,609	20,610	6,376
Interest expense, net	(275)	(2,164)	(1,579)	(656)	(1,874)
Income before income taxes	3,242	13,994	21,030	19,954	4,502
(Provision) benefit for income taxes	(921)	(3,923)	(5,327)	(5,180)	1,529
Net income	$2,321	$10,071	$15,703	$14,774	$6,031
Earnings per share	$0.05	$0.23	$0.32	$0.29	$0.12
Weighted average shares outstanding (diluted)	43,852	43,621	49,247	51,085	50,584
Balance Sheet Data
Cash and cash equivalents	$20,957	$8,620	$5,948	$9,358	$9,617
Inventories	86,267	93,679	120,952	97,175	74,296
Total assets	319,603	316,672	345,822	340,758	342,690
Lease obligations	142,580	139,962	131,219	138,451	149,901
Total debt(1)	-	-	45,400	5,000	-
Total stockholders' equity	122,912	119,687	108,769	122,224	139,062
Working capital	41,428	35,813	63,112	29,369	27,850
Cash Flow Data
Net cash provided by operating activities	$27,107	$62,060	$2,715	$39,691	$65,596
Net cash used in investing activities	(14,336)	(15,255)	(14,027)	(11,070)	(1,968)
Net cash (used in) provided by financing activities	(503)	(45,928)	9,114	(28,902)	(63,329)
Other Selected Financial Data (unaudited)
Dividends paid per share	$-	$-	$-	$0.65	$-
Adjusted EBITDA(2)	22,614	38,779	49,583	50,255	39,953
Adjusted EBITDA margin(2)	6.5%	10.3%	12.6%	13.6%	12.3%
Gross margin rate(3)	65.7%	64.4%	65.6%	68.3%	68.1%
Operating income margin(4)	1.0%	4.3%	5.7%	5.6%	2.0%
Comparable store sales (decline) growth(5)	(7.8)%	(4.1)%	6.5%	13.8%	(5.6)%
Stores open at end of period	142	142	142	143	142

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

(4)Operating income margin is equal to income from operations divided by net sales.

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

Income Taxes – We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

	2024	% of sales(1)	2023	% of sales(1)
	($ in thousands)
Net sales	$347,071	100.0%	$377,146	100.0%
Cost of sales	119,197	34.3%	134,085	35.6%
Gross profit	227,874	65.7%	243,061	64.4%
Selling, general and administrative expenses	224,357	64.6%	226,903	60.2%
Income from operations	3,517	1.0%	16,158	4.3%
Interest expense, net	(275)	(0.1)%	(2,164)	(0.6)%
Income before income taxes	3,242	0.9%	13,994	3.7%
Provision for income taxes	(921)	(0.3)%	(3,923)	(1.0)%
Net income	$2,321	0.7%	$10,071	2.7%

(1)Amounts do not foot due to rounding.

Net Sales – Net sales decreased $30.1 million, or 8.0%, in 2024 compared to 2023. Sales at comparable stores decreased by 7.8% during 2024. The decrease in annual sales was primarily due to a decrease in traffic that was partially offset by a modest improvement in average order value.

Gross Profit – Gross profit decreased $15.2 million, or 6.2%, in 2024 compared to 2023. The gross margin rate was 65.7% and 64.4% for 2024 and 2023, respectively. The improvement in gross margin rate was due to lower international freight rates and steps taken to work with the Company’s suppliers to reduce prices on the items carried in the Company’s assortment that were partially offset by an increase in inventory write-offs associated with assortment transitions.

Selling, General and Administrative Expenses – Selling, general and administrative expenses decreased $2.5 million, or 1.1%, in 2024 compared to 2023. The decrease was largely driven by a $3.5 million decrease in depreciation expenses, a $3.4 million decrease in variable compensation expenses and a $0.8 million decrease in marketing expenses that were partially offset by a $3.2 million increase in occupancy costs, a $0.9 million increase in IT expenses, a $0.6 million increase in transportation costs and a $0.5 million increase in audit and accounting expenses.

Interest Expense – Interest expense decreased $1.9 million in 2024 compared to 2023. The decrease in interest expense was primarily due to a decrease in average debt levels outstanding during 2024 when compared to 2023.

Provision for Income Taxes – The provision for income taxes decreased $3.0 million for 2024 compared to 2023 due to a decrease in pretax income. Our effective tax rate was 28.4% in 2024 and 28.0% in 2023. The increase in the effective tax rate was largely due to a decrease in pretax income and a disproportionate impact of certain permanent items.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

A detailed discussion of the fiscal year 2023 performance compared to fiscal year 2022 is set forth in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022,” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024, which discussion is incorporated herein by reference.

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

The reconciliation of Adjusted EBITDA to net income for the years ended December 31, 2020 through December 31, 2024 is as follows:

	Years Ended December 31,
	2024	2023	2022	2021	2020
	(in thousands)
Net income	$2,321	$10,071	$15,703	$14,774	$6,031
Interest expense, net	275	2,164	1,579	656	1,874
Provision (benefit) for income taxes	921	3,923	5,327	5,180	(1,529)
Depreciation & amortization	17,759	21,229	25,142	27,379	31,336
Stock based compensation	1,338	1,392	1,832	2,266	2,241
Adjusted EBITDA	$22,614	$38,779	$49,583	$50,255	$39,953

Adjusted EBITDA as a percentage of net sales for the years ended December 31, 2020 through December 31, 2024 is as follows:

	Years Ended December 31,
	2024(1)	2023	2022	2021	2020
	% of net sales
Net income	0.7%	2.7%	4.0%	4.0%	1.9%
Interest expense, net	0.1	0.6	0.4	0.2	0.6
Provision (benefit) for income taxes	0.3	1.0	1.3	1.4	(0.5)
Depreciation & amortization	5.1	5.6	6.4	7.4	9.6
Stock based compensation	0.4	0.4	0.5	0.6	0.7
Adjusted EBITDA	6.5%	10.3%	12.6%	13.6%	12.3%

(1)Amounts do not foot due to rounding.

The calculation of pretax return on capital employed is as follows:

($ in thousands)	December 31,
	2024(1)	2023(1)
Income from operations	$3,517	$16,158

Total Assets	322,131	324,880
Less: Accounts payable	(22,842)	(24,885)
Less: Income tax payable	(375)	(519)
Less: Other accrued liabilities	(30,481)	(32,728)
Less: Lease liability	(141,157)	(131,840)
Less: Other long-term liabilities	(4,716)	(4,585)
Capital Employed	$122,560	$130,323

Pretax Return on Capital Employed	2.9%	12.4%

(1)Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal sources of liquidity include $21.0 million of cash and cash equivalents at December 31, 2024, cash provided by operating activities and borrowings available under our credit facility. We expect to use this liquidity for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

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

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. We were in compliance with the covenants as of December 31, 2024.

We had no borrowings outstanding on our line of credit as of December 31, 2024. We have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. As of December 31, 2024, standby letters of credit totaled $1.2 million, leaving $73.8 million available for borrowing on the revolving line of credit, which may be used for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

During 2025, we expect to use cash for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes. Additionally, as described further in Note 6 of the Notes to the Consolidated Financial Statements, as of December 31, 2024, our lease liability under operating leases totaled $142.6 million. Contractual lease payments range from $16.5 million to $40.0 million on an annual basis over the next five years. We are also obligated to fund certain self-insured employee benefits, including our medical and workers’ compensation plans. As of December 31, 2024, accrual balances related to our estimated workers’ compensation claims and medical claims totaled $1.4 million and $1.1 million, respectively. Additionally, we have contractual obligations related to software service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at December 31, 2024 for purchase obligations were $8.7 million. Amounts due under these arrangements in 2025, 2026, 2027 and 2028 total $6.5 million, $1.0 million, $0.7 million, and $0.3 million, respectively.

We currently believe that our cash and cash equivalents, cash flows from operations and access to cash under our credit facility will be adequate to meet our ongoing operating requirements over the next twelve months and our long-term liquidity requirements.

Capital Expenditures

The following table summarizes our capital expenditures during the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
	(in millions)
New store building, existing store remodels and store merchandising investments	$9.8	$11.9	$7.6
Information technology infrastructure	1.6	1.7	2.8
Distribution and manufacturing facilities	3.1	1.7	3.6
	$14.5	$15.3	$14.0

Our capital expenditure plan includes store refresh and remodels, information technology upgrades or enhancements, and replacing equipment at our stores and distribution centers. Our capital requirements will vary based on the number of stores that we choose to renovate or degree of investment in new technology. Our decisions regarding opening, relocating, or renovating stores, and whether to engage in strategic acquisitions, will be based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located.

Cash Flows

The following table summarizes our cash flow for the years ended December 31, 2024, 2023 and 2022.

	For the year ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$27,107	$62,060	$2,715
Net cash used in investing activities	(14,336)	(15,255)	(14,027)
Net cash (used in) provided by financing activities	(503)	(45,928)	9,114

Operating Activities

Cash flows from operating activities provide us with a significant source of liquidity. Net cash provided by operating activities was $27.1 million, $62.1 million, and $2.7 million in 2024, 2023 and 2022, respectively. The decrease in operating cash flows in 2024 compared to 2023 was primarily due to the deceleration in the level of inventory reductions between 2023 and 2024 as well as a decrease in net income between 2023 and 2024.

Investing Activities

Net cash used in investing activities was $14.3 million, $15.3 million and $14.0 million in 2024, 2023 and 2022, respectively. The decrease in investing activities in 2024 was due to lower levels of capital expenditures during 2024 to invest in new stores, store remodels, store merchandising, distribution, internal fleet and information technology assets.

Financing Activities

Net cash (used in) provided by financing activities was $(0.5) million, $(45.9) million and $9.1 million in 2024, 2023 and 2022, respectively. Cash used in financing activities during 2024 included $0.5 million of employee taxes paid for shares withheld in connection with restricted share award vestings. Prior year financing activities include advances and payments on our line of credit of $45.4 million net payments during 2023, and $40.4 million net advances during 2022. As of December 31, 2024, we had no balance outstanding on our line of credit.

Critical Accounting Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. Our most critical accounting estimates are summarized below. For further information on our critical and other significant accounting policies, see the notes to the consolidated financial statements included in this report.

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

Effect if actual results differ from the assumptions: Actual return trends have not varied significantly from estimated amounts in prior periods. However, if the nature of sales returns changes significantly, our sales could be adversely impacted. A 10% change in our sales returns reserves and related return assets at December 31, 2024 would have had a $0.2 million net impact on operating income during fiscal 2024.

Inventory Valuation and Shrinkage

Description: Our inventory consists of purchased merchandise held for resale and manufactured items. Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. We capitalize the cost of inbound freight, duties, and receiving and handling costs to bring purchased materials into our distribution network. The labor and overhead costs incurred in connection with the production process are included in the value of manufactured finished goods.

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

Effect if actual results differ from the assumptions: We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate our inventory provisions. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material. A 10% change in our inventory valuation and shrinkage reserves at December 31, 2024 would have had a $0.1 million net impact on operating income during fiscal 2024.

Impairment of Long-Lived Assets

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

Judgement and uncertainties involved in the estimate: The significant assumption used in developing undiscounted cash flow analyses is the estimate of future sales. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate.

Effect if actual results differ from the assumptions: If actual results are not consistent with our estimates and assumptions used in determining future cash flows and asset fair values, we may be exposed to losses that could be material. During the fiscal years ended December 31, 2024, 2023 and 2022, the Company recorded asset impairment charges of $0.9 million, $1.0 million and $0.4 million, respectively, which were classified in selling, general and administrative expenses.

New Accounting Pronouncements

For a summary of recently issued accounting pronouncements, refer to Note 1 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include inflation, interest rate risk, and credit concentration risk.

Inflation

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Our operating results are heavily dependent upon the prices paid to acquire man-made and natural stone products from our vendors around the world. Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use and other costs, including freight and labor costs. Higher rates of inflation may have an adverse effect on our ability to maintain historical levels of gross profit and selling, general and administrative expenses as a percentage of revenues if the selling prices of our products do not increase at a consistent rate with these increased costs. Historically, we have generally been able over time to offset, in whole or in part, the effects of inflation and price fluctuations through sales price increases and production efficiencies associated with technological enhancements and volume growth; however, we cannot reasonably estimate our ability to offset any increases in raw material prices or freight or labor costs or other inflationary pressures in the future. Such sustained inflationary pressures may have an adverse effect on our business, financial condition and results of operations if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operation. We are also exposed to interest rate risk in connection with borrowings under our credit facility. Borrowings pursuant to our Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on the Rent Adjusted Leverage Ratio (as defined in the Credit Agreement). Based upon balances and interest rates as of December 31, 2024, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would not affect pre-tax earnings or cash flow as we had paid off our debt balance as of the end of the year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the reports of our independent registered public accounting firm, as listed under Part IV, Item 15. “Exhibits and Financial Statement Schedules,” are included as a separate section of this report beginning on page 34 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 and have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Since identifying the weakness associated with our ITGCs, we have evaluated, designed and implemented controls and procedures to address such weakness, which include:

•Restricting access in our enterprise resource planning (“ERP”) system to process transactions that could trigger a manual journal entry initiated outside of the park and post process for users who are responsible for reviewing account reconciliations.

•Implementing a new monitoring control to review the population of transactions processed in our ERP system that generate accounting entries that do not go through the park and post process and assessing the compensating controls designed to reduce the risk of misstatement arising from these transactions to an appropriate level.

•Adjusting access profiles in the Company’s ERP system to eliminate the ability for a user to modify and subsequently approve a manual journal entry.

•Reviewing activity occurring during the quarter to identify and assess the appropriateness of any manual journal entries that had been modified and approved by the same user.

•Updated our change management process to include updates to the ruleset applied to identify segregation of duty and sensitive access risks.

•Implementing a monitoring control to review user access that may cause segregation of duties and sensitive access risk and a review of the compensating controls that exist within the control environment.

Accordingly, management has concluded that the previously identified material weakness associated with our ITGCs was remediated during the year ended December 31, 2024.

RSM US LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2024. See “Report of Independent Registered Public Accounting Firm – Opinion on the Internal Control over Financial Reporting” of this report.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders, which is currently scheduled to be held on June 3, 2025 (the “Proxy Statement”), or an amendment to this Form 10-K, which we intend to file with the SEC within 120 days after the fiscal year end covered by this report. Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

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

•Proposal 1 – Election of Directors – Committees of the Board of Directors – Compensation Committee Interlocks and Insider Participation

•Proposal 1 – Election of Directors – Information Regarding the Board of Directors and Corporate Governance – Oversight of Risk Management

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following section of the Proxy Statement is incorporated herein by reference:

•Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

The following table presents our equity compensation plan information as of December 31, 2024:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	295,367	(1)	7.07	2,755,854	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	295,367		7.07	2,755,854

(1)Represents shares of common stock to be issued upon exercise of outstanding options to purchase common stock granted pursuant to the 2012 Plan and 2021 Plan as of December 31, 2024.

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

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tile Shop Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tile Shop Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, for the years then ended and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2025, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

As discussed in Notes 1 and 11 to the financial statements, the Company adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental disclosures for all periods in which income statements are presented. We also have audited the incremental disclosures in Note 11 related to the 2022 financial statements. In our opinion, such disclosures are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2022 financial statements of the Company other than with respect to the incremental disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2022 financial statements taken as a whole.

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

Retail Store Asset Impairment Assessment

As discussed in Notes 1, 3 and 6 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company evaluates potential impairment indicators at the individual retail store level, which is the lowest level at which cash flows can be identified. When events and circumstances indicate that store assets may be impaired, the Company compares the undiscounted future cash flows estimated to be generated by the retail store, which includes estimates of future store revenue growth rates, to the store’s asset group carrying amount. If the estimated undiscounted future cash flows are less than the carrying value of the store’s asset group, the Company performs an analysis to estimate the fair value of the store’s asset group. An impairment may be recorded when the fair value of the store’s asset group is less than its carrying value. The Company’s long-lived assets consisted of consolidated property, plant and equipment, net of $59.7 million and consolidated operating lease right of use assets of $132.9 million as of December 31, 2024. For the year ended December 31, 2024, the Company recorded an impairment charge of $0.9 million.

We identified management’s estimates of future store revenue growth rates included in the undiscounted future cash flows to be generated by the retail stores with impairment indicators as a critical audit matter due to the high degree of subjectivity used by management in developing the estimates. Auditing management’s estimates of future store revenue growth rates, which can be affected by expectations about future consumer spending behaviors, housing market trends and other economic conditions, involved a high degree of auditor judgment and an increase in the nature and extent of audit effort due to the impact the estimates could have on management’s conclusion.

Our audit procedures related to management’s estimates of future store revenue growth rates used in the impairment analyses included the following, among others:

•We obtained an understanding of the relevant controls related to management’s development of undiscounted cash flow forecasts to be used in the impairment analyses and tested such controls for design and operating effectiveness, including controls over management’s development and review of the significant assumptions used in estimating future store revenue growth rates.

•We tested the Company’s estimates of future store revenue growth rates by comparing them to historical results and current industry and economic trends.

•We tested the mathematical accuracy of the Company’s cash flow models and tested the underlying data used by management for completeness and accuracy by agreeing it to source data.

/s/ RSM US LLP

We have served as the Company's auditor since 2023.

Minneapolis, Minnesota

February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tile Shop Holdings, Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Tile Shop Holdings, Inc. And Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the years ended December 31, 2024 and 2023 of the Company and our report dated February 27, 2025 expressed an unqualified opinion.

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

February 27, 2025

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tile Shop Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tile Shop Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 2, 2023

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2024 and 2023

(dollars in thousands, except per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$20,957	$8,620
Receivables, net	3,085	2,882
Inventories	86,267	93,679
Income tax receivable	850	129
Other current assets, net	8,663	9,248
Total Current Assets	119,822	114,558
Property, plant and equipment, net	59,733	64,317
Right of use asset	132,861	129,092
Deferred tax assets	4,890	5,256
Other assets	2,297	3,449
Total Assets	$319,603	$316,672

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,808	$23,345
Income tax payable	62	1,135
Current portion of lease liability	28,880	27,265
Other accrued liabilities	25,644	27,000
Total Current Liabilities	78,394	78,745
Long-term debt, net	-	-
Long-term lease liability, net	113,700	112,697
Other long-term liabilities	4,597	5,543
Total Liabilities	196,691	196,985

Stockholders’ Equity:
Common stock, par value: $0.0001; authorized: 100,000,000 shares; issued and outstanding: 44,657,898 and 44,510,779 shares, respectively	4	4
Preferred stock, par value: $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	129,696	128,861
Accumulated deficit	(6,788)	(9,109)
Accumulated other comprehensive loss	-	(69)
Total Stockholders' Equity	122,912	119,687
Total Liabilities and Stockholders' Equity	$319,603	$316,672

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

For the years ended December 31, 2024, 2023 and 2022

(dollars in thousands, except per share data)

	2024	2023	2022
Net sales	$347,071	$377,146	$394,702
Cost of sales	119,197	134,085	135,765
Gross profit	227,874	243,061	258,937
Selling, general and administrative expenses	224,357	226,903	236,328
Income from operations	3,517	16,158	22,609
Interest expense, net	(275)	(2,164)	(1,579)
Income before income taxes	3,242	13,994	21,030
Provision for income taxes	(921)	(3,923)	(5,327)
Net income	$2,321	$10,071	$15,703

Income per common share:
Basic	$0.05	$0.23	$0.32
Diluted	$0.05	$0.23	$0.32

Weighted average shares outstanding:
Basic	43,714,567	43,424,089	48,855,701
Diluted	43,851,653	43,620,790	49,247,047

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2024, 2023 and 2022

(dollars in thousands)

	2024	2023	2022
Net income	$2,321	$10,071	$15,703
Currency translation adjustment	69	(17)	(64)
Other comprehensive income (loss)	69	(17)	(64)
Comprehensive income	$2,390	$10,054	$15,639

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except per share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
Balance at January 1, 2022	51,963,377	$5	$126,920	$(4,713)	$12	$122,224
Issuance of restricted shares	610,480	-	-	-	-	-
Cancellation of restricted shares	(264,513)	-	-	-	-	-
Stock based compensation	-	-	1,832	-	-	1,832
Tax withholdings related to net share settlements of stock based compensation awards	(126,673)	-	(755)	-	-	(755)
Repurchases of common stock	(7,805,226)	(1)	-	(30,170)	-	(30,171)
Foreign currency translation adjustments	-	-	-	-	(64)	(64)
Net income	-	-	-	15,703	-	15,703
Balance at December 31, 2022	44,377,445	$4	$127,997	$(19,180)	$(52)	$108,769
Issuance of restricted shares	611,154	-	-	-	-	-
Issuance of common stock upon exercise of options	1,790	-	4	-	-	4
Cancellation of restricted shares	(372,645)	-	-	-	-	-
Stock based compensation	-	-	1,392	-	-	1,392
Tax withholdings related to net share settlements of stock based compensation awards	(106,965)	-	(532)	-	-	(532)
Foreign currency translation adjustments	-	-	-	-	(17)	(17)
Net income	-	-	-	10,071	-	10,071
Balance at December 31, 2023	44,510,779	$4	$128,861	$(9,109)	$(69)	$119,687
Issuance of restricted shares	497,893	-	-	-	-	-
Cancellation of restricted shares	(275,689)	-	-	-	-	-
Stock based compensation	-	-	1,338	-	-	1,338
Tax withholdings related to net share settlements of stock based compensation awards	(75,085)	-	(503)	-	-	(503)
Foreign currency translation adjustments	-	-	-	-	69	69
Net income	-	-	-	2,321	-	2,321
Balance at December 31, 2024	44,657,898	$4	$129,696	$(6,788)	$-	$122,912

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2024, 2023 and 2022

(dollars in thousands)

	For the years ended,
	2024	2023	2022
Cash Flows From Operating Activities
Net income	$2,321	$10,071	$15,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,759	21,229	25,142
Amortization of debt issuance costs	72	257	427
Gain on disposals of property, plant and equipment	(138)	(13)	-
Impairment charges	949	1,027	423
Non-cash lease expense	26,950	25,844	25,779
Stock based compensation	1,338	1,392	1,832
Deferred income taxes	366	1,280	417
Changes in operating assets and liabilities:
Receivables	(203)	528	(209)
Inventories	7,413	27,272	(23,777)
Other current assets, net	1,723	3,316	(2,676)
Accounts payable	826	123	(8,057)
Income tax receivable / payable	(1,793)	4,861	2,677
Accrued expenses and other liabilities	(30,476)	(35,127)	(34,966)
Net cash provided by operating activities	27,107	62,060	2,715
Cash Flows Used in Investing Activities
Purchases of property, plant and equipment	(14,538)	(15,313)	(14,027)
Proceeds from insurance	100	-	-
Proceeds from the sale of property, plant and equipment	102	58	-
Net cash used in investing activities	(14,336)	(15,255)	(14,027)
Cash Flows From Financing Activities
Payments of long-term debt and financing lease obligations	(10,000)	(65,400)	(50,000)
Advances on line of credit	10,000	20,000	90,400
Proceeds from exercise of stock options	-	4	-
Repurchases of common stock	-	-	(30,171)
Employee taxes paid for shares withheld	(503)	(532)	(755)
Debt issuance costs	-	-	(360)
Net cash (used in) provided by financing activities	(503)	(45,928)	9,114
Effect of exchange rate changes on cash	69	(16)	(56)
Net change in cash, cash equivalents and restricted cash	12,337	861	(2,254)
Cash, cash equivalents and restricted cash beginning of period	8,620	7,759	10,013
Cash, cash equivalents and restricted cash end of period	$20,957	$8,620	$7,759

Cash and cash equivalents	$20,957	$8,620	$5,948
Restricted cash	-	-	1,811
Cash, cash equivalents and restricted cash end of period	$20,957	$8,620	$7,759

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$59	$430	$714
Cash paid for interest	306	2,082	1,257
Cash paid (received) for income taxes, net of refunds	2,349	(2,218)	2,231

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Nature of Business

The Tile Shop, LLC (“The Tile Shop”) was founded in 1985 and Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, including The Tile Shop, the “Company”) was incorporated in Delaware in June 2012. The Company is a specialty retailer of man-made and natural stone tiles, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. The Company’s assortment includes over 6,000 products from around the world. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, metal and luxury vinyl tile. The majority of the tile products are sold under the Company's proprietary Rush River and Fired Earth brand names. The Company purchases tile products, accessories and tools directly from its network of suppliers. The Company manufactures its own setting and maintenance materials, such as thinset, grout and sealer, under the Superior brand name, as well as works with other suppliers to manufacture private label products. As of December 31, 2024, the Company operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $21.0 million and $8.6 million at December 31, 2024 and 2023, respectively. The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. The payments due from banks for debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $1.9 million and $3.0 million at December 31, 2024 and 2023, respectively.

Trade Receivables

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for credit losses on a specific identification basis and by leveraging information on historical losses, current conditions, and reasonable and supportable forecasts of future conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $0.3 million as of both December 31, 2024 and 2023. The Company does not accrue interest on accounts receivable.

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

Inventories were comprised of the following as of December 31:

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2024	2023
	(in thousands)
Finished goods	$84,255	$92,205
Raw materials	2,012	1,474
Total	$86,267	$93,679

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. These estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sell through and changes in actual shrinkage trends. The provision for losses related to shrinkage and other amounts was $1.2 million and $1.3 million as of December 31, 2024 and 2023, respectively.

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

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

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

Supplier Concentration

The Company purchases merchandise inventories from approximately 200 different suppliers worldwide. Significant suppliers are those that account for greater than 10% of the Company’s annual purchases.

During the year ended December 31, 2024, the Company purchased materials from one significant supplier which represented a total of 11.4% of the Company’s total purchases. As of December 31, 2024, the accounts payable balance due to the significant supplier was $0.6 million. During the year ended December 31, 2023, the Company purchased materials from two significant suppliers which represented a total of 25.5% of the Company’s total purchases. As of December 31, 2023, the accounts payable balance due to the significant suppliers was $0.6 million. During the year ended December 31, 2022, there were no suppliers considered significant suppliers.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Advertising Costs

Advertising costs were $8.3 million, $9.1 million and $8.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in selling, general and administrative expenses in the consolidated statements of income. The Company’s advertising consists primarily of digital media, direct marketing, events, traditional print media and mobile advertisements and is expensed at the time the media is distributed.

Pre-opening Costs

The Company’s pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, compensation costs and promotional costs. The Company expenses pre-opening costs as incurred which are recorded in selling, general and administrative expenses. During both the years ended December 31, 2024 and 2022, the Company did not record any pre-opening costs. During the year ended December 31, 2023, the Company recorded pre-opening costs of $0.1 million.

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

The Company evaluates potential impairment losses on long-lived assets used in operations at the individual retail store level, which is the lowest level at which cash flows can be identified, when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recorded based on the excess of the carrying value of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. During the fiscal years ended December 31, 2024, 2023 and 2022, the Company recorded asset impairment charges of $0.9 million, $1.0 million and $0.4 million, respectively, which were classified in selling, general and administrative expenses.

Internal Use Software

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when there are no plans to market the software externally. Costs capitalized include external direct costs of materials and services and internal compensation costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. As of December 31, 2024 and 2023, $1.3 million and $2.8 million was included in computer equipment and software, respectively. The internal use software costs are amortized over estimated useful lives of three to seven years. There was $1.8 million, $1.6 million and $2.0 million of amortization expense related to capitalized software during the years ended December 31, 2024, 2023 and 2022, respectively.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company has contractual obligations related to software service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at December 31, 2024 for purchase obligations were $2.9 million. Amounts due under these arrangements in 2025, 2026, 2027 and 2028 total $1.3 million, $0.8 million, $0.5 million, and $0.4 million, respectively.

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

Certain lease arrangements contain provisions requiring the Company to restore the leased property to its original condition at the end of the lease. The fair values of these obligations are recorded as liabilities on a discounted basis, which occurs at the time the Company enters into the lease arrangement. In the estimation of fair value, the Company uses assumptions and judgements regarding such factors as the existence of a legal obligation for an asset retirement obligation, estimated amounts and timing of settlements, discount rates and inflation rates. The costs associated with these liabilities are capitalized and depreciated over the lease term and the liabilities are accreted over the same period. Asset retirement obligations attributable to leases with a remaining lease term of 12 months or less are presented as other accrued liabilities. As of both December 31, 2024 and 2023, asset retirement obligations classified as other accrued liabilities was $0.1 million.  Asset retirement obligations attributable to leases with a remaining lease term of 12 months or more are presented as other long-term liabilities.  As of both December 31, 2024 and 2023, asset retirement obligations classified as other long-term liabilities were $3.5 million.

Self-Insurance

The Company is self-insured for certain employee health and workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, and economic conditions. As of both December 31, 2024 and 2023, an accrual of $1.1 million related to estimated employee health claims was included in other accrued liabilities. As of December 31, 2024 and 2023, an accrual of $1.4 million and $1.5 million related to estimated workers’ compensation claims was included in other accrued liabilities, respectively.

The Company has standby letters of credit outstanding related to the Company's workers’ compensation and employee health insurance policies. As of December 31, 2024 and 2023, the standby letters of credit totaled $1.2 million and $1.4 million, respectively.

Contingencies

The Company is at times subject to various legal actions, claims, and proceedings arising in the ordinary course of business, which may include claims related to general liability, workers’ compensation, product liability, and employment-related matters resulting from its business activities. As with most litigation actions, an estimation of any possible liability cannot always be determined. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is reasonably probable, and the amount of loss can be reasonably estimated.  If the Company determines the probable estimate is a range of losses, if no point in the range is more probable, the low end of the range is recorded as a liability on the date the loss is considered probable.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. Refer to Note 11 for further information on the Company’s reportable segment.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The Company will adopt this guidance as of December 31, 2025. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

Note 2: Revenues

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenue.

The following table presents revenues disaggregated by product category:

	Years Ended December 31,
	2024	2023
Man-made tiles	54%	54%
Natural stone tiles	21	21
Setting and maintenance materials	15	15
Accessories	8	8
Delivery service	2	2
	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $10.9 million and $10.7 million as of December 31, 2024 and 2023, respectively. Revenues

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

recognized during the year ended December 31, 2024 that were included in the customer deposit balance as of the beginning of the period were $10.1 million.

The Company extends financing to qualified professional customers who apply for credit. The accounts receivable balance was $3.1 million and $2.9 million as of December 31, 2024 and 2023, respectively. Customers who qualify for an account receive 30-day payment terms. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of December 31, 2024 and 2023 are as follows:

	December 31,	December 31,
	2024	2023
	(in thousands)
Other current accrued liabilities	$2,886	$3,640
Other current assets	956	1,220
Sales returns reserve, net	$1,930	$2,420

Note 3: Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2024	2023
	(in thousands)
Land	$904	$904
Building and building improvements	25,979	25,979
Leasehold improvements	107,316	102,244
Furniture and fixtures	151,750	146,033
Machinery and equipment	33,417	32,263
Computer equipment and software	51,553	50,878
Vehicles	8,481	8,428
Construction in progress	1,921	2,873
Total property, plant and equipment	381,321	369,602
Less accumulated depreciation	(321,588)	(305,285)
Total property, plant and equipment, net	$59,733	$64,317

Depreciation expense on property and equipment, including financing leases, was $17.8 million, $21.2 million and $25.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the years ended December 31, 2024, 2023 and 2022, the Company recorded asset impairment charges of $0.9 million, $1.0 million and $0.4 million, respectively.

Note 4: Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

	2024	2023
	(in thousands)
Customer deposits	$10,882	$10,719
Sales returns reserve	2,886	3,640
Accrued wages and salaries	4,585	5,523
Payroll and sales taxes	2,107	2,129
Other current liabilities	5,184	4,989
Total other accrued liabilities	$25,644	$27,000

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

The Credit Agreement is secured by virtually all of the assets of the Company, including, but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. The Company was in compliance with the covenants as of December 31, 2024.

The Company had no borrowings outstanding on its line of credit as of December 31, 2024. The Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. As of December 31, 2024, standby letters of credit totaled $1.2 million.  As of December 31, 2024, there was $73.8 million available for borrowing on the revolving line of credit, which may be used for maintaining the Company’s existing stores, purchasing additional merchandise inventory, and general corporate purposes.

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

Leases (in thousands)	Classification	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Right of use asset	$132,861	$129,092
Total leased assets		$132,861	$129,092

Liabilities
Current
Operating	Current portion of lease liability	$28,880	$27,265
Noncurrent
Operating	Long-term lease liability, net	113,700	112,697
Total lease liabilities		$142,580	$139,962

		Year Ended December 31,
Lease cost (in thousands)	Classification	2024	2023
Operating lease cost	SG&A expenses	$37,781	$36,023
Variable lease cost(1)	SG&A expenses	14,876	14,019
Short term lease cost	SG&A expenses	199	372
Net lease cost		$52,856	$50,414

(1) Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Maturity of Lease Liabilities (in thousands)	Operating Leases
2025	$39,994
2026	38,027
2027	31,787
2028	23,976
2029	16,541
Thereafter	24,919
Total lease payments	175,244
Less: interest	(32,664)
Present value of lease liabilities	$142,580

	Year Ended December 31,
Other Information (in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(39,184)	$(37,587)
Lease right-of-use assets obtained or modified in exchange for lease obligations	$30,691	$21,302

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted average remaining term (years)
Operating leases	5.2	5.4
Weighted average discount rate
Operating leases	7.45%	7.90%

In July 2022, the Company entered into an agreement to modify one of its store leases. The terms of the agreement required the Company to vacate the store during the fourth quarter of 2022 in exchange for a $1.4 million lease incentive payment from the landlord.  During the fourth quarter, the Company fulfilled its obligation to close the store and received the $1.4 million lease incentive payment from the landlord.  The Company recognized the $1.4 million benefit associated with the modified lease during the year ended December 31, 2022. The Company did not receive any lease incentives tied to a store closure or recognize a reduction to rent expense in connection with this type of lease incentive during the twelve months ended December 31, 2023 and 2024.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2024 and 2023 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Pricing	Fair Value at
	Category	December 31, 2024	December 31, 2023
Assets		(in thousands)
Cash and cash equivalents	Level 1	$20,957	$8,620

Cash and cash equivalents consist of cash on hand, bank deposits, and money market funds. The value was measured using quoted market prices in active markets. The carrying value approximates fair value. There have been no changes in the valuation techniques used by the Company to value the Company’s financial instruments.

The carrying value of accounts receivable and accounts payable approximates their estimated fair values due to the short maturities of these instruments.

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the years ended December 31, 2024, 2023 and 2022, the Company recognized charges in selling, general, and administrative expenses to write-down property, plant, and equipment and right of use assets to their estimated fair values of $0.9 million, $1.0 million and $0.4 million, respectively. The Company measured the fair value of these assets using a discounted cash flow model based on projected cash flows, an estimated risk-adjusted rate of return, and market rental rates for comparable properties. The following table presents quantitative information about significant level 2 and level 3 inputs used to estimate the fair value of property, plant and equipment and right of use assets during the twelve months ended December 31, 2024 and 2023:

2024:	Fair Value	Valuation Technique	Category	Input	Range
Right of use assets (1)	$763	Discounted cash flow	Level 2	Market rental rates	$37.56 per sq. ft.
			Level 2	Discount rate	7.75%
Property, plant and equipment (1)	$-	Discounted cash flow	Level 3	Revenue growth rate	0% to 3%
			Level 3	Discount rate	7.75% to 8.5%

2023:	Fair Value	Valuation Technique	Category	Input	Range
Right of use assets (1)	$3,611	Discounted cash flow	Level 2	Market rental rates	$14.50 to $33.44 per sq. ft.
			Level 2	Discount rate	8.3% to 8.8%
Property, plant and equipment (1)	$-	Discounted cash flow	Level 3	Revenue growth rate	3% to 20%
			Level 3	Discount rate	8.0% to 9.5%

(1)The fair value specifically relates to only those locations which had impairment charges during the twelve months ended December 31, 2024 and 2023.

During the twelve months ended December 31, 2023, the Company recorded a $0.8 million adjustment to reflect an increase in its estimate of the fair value to restore leased property to its original condition at the end of the lease. The change in the estimated value of the Company’s asset retirement obligation resulted in a $0.8 million increase in property, plant and equipment and a $0.8 million increase in other long-term liabilities. The Company measured the fair value of its asset retirement obligation based on the estimated amounts and timing of settlements, an estimated risk adjusted rate of return, and expected inflation rates, which are considered Level 2 inputs.  The Company did not adjust its estimate of the fair value to restore leased property to its original condition during the twelve months ended December 31, 2024.

Note 8: Income per common share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, after taking into consideration all dilutive potential common shares outstanding during the period.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Basic and diluted net income per share was calculated as follows:

	2024	2023	2022
	(in thousands, except share and per share data)
Net income	$2,321	$10,071	$15,703
Weighted average shares outstanding - basic	43,714,567	43,424,089	48,855,701
Effect of dilutive securities attributable to stock based awards	137,086	196,701	391,346
Weighted average shares outstanding - diluted	43,851,653	43,620,790	49,247,047
Basic net income per share	$0.05	$0.23	$0.32
Diluted net income per share	$0.05	$0.23	$0.32
Anti-dilutive securities excluded from earnings per share calculation	118,717	404,557	640,993

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

Stock Options:

During the years ended December 31, 2024, 2023 and 2022, the Company did not grant any stock options to its employees or record material stock compensation expense related to stock options. As of December 31, 2024, all options outstanding were fully vested and all compensation cost has been recognized. Prior to 2020, the Company granted stock options to its employees that included service condition requirements. The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes stock option activity during the years ended December 31, 2024, 2023 and 2022:

	Shares	Weighted Average Exercise Price	Weighted Avg. Grant Date Fair Value	Weighted Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2022	905,945	$10.96	$5.19	3.7	$238
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Forfeited	(347,878)	$10.53	$5.45
Balance, December 31, 2022	558,067	$11.22	$4.82	4.2	$-
Granted	-	$-	$-
Exercised	(50,000)	$6.26	$2.57
Cancelled/Forfeited	(197,350)	$18.33	$8.58
Balance, December 31, 2023	310,717	$7.51	$3.17	3.8	$236
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Forfeited	(15,350)	$15.97	$6.52
Balance, December 31, 2024	295,367	$7.07	$3.00	3.6	$159
Exercisable at December 31, 2024	295,367	$7.07	$3.00		$159
Vested and expected to vest, December 31, 2024	295,367	$7.07	$3.00		$159

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

The following table summarizes restricted stock activity during the years ended December 31, 2024, 2023 and 2022:

	Shares	Weighted Avg. Grant Date Fair Value
Nonvested, January 1, 2022	1,297,634	$3.81
Granted	610,478	$5.57
Vested	(466,298)	$3.99
Forfeited	(264,912)	$4.63
Nonvested, December 31, 2022	1,176,902	$4.46
Granted	611,154	$4.98
Vested	(448,506)	$3.47
Forfeited	(372,645)	$5.28
Nonvested, December 31, 2023	966,905	$4.93
Granted	497,893	$6.69
Vested	(334,014)	$4.07
Forfeited	(275,689)	$5.81
Nonvested, December 31, 2024	855,095	$6.01

The total expense associated with restricted stock for the years ended December 31, 2024, 2023, and 2022 was $1.3 million, $1.4 million, and $1.7 million, respectively.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Each fiscal year, the Company grants restricted share awards subject to forfeiture on the date the Company files its annual report on Form 10-K for each of the three fiscal years starting with the fiscal year of grant, if the Company fails to attain certain performance targets in each year. In 2024, the Company granted restricted share awards subject to forfeiture on the date the Company files its annual report on Form 10-K for each of the 2024, 2025 and 2026 fiscal years if the Company fails to attain certain Pretax Return on Capital Employed performance targets in 2024, 2025 and 2026. The Company did not attain any of the Pretax Return on Capital Employed performance measures in 2024, and accordingly, did not record any expense in connection with the performance share awards in 2024.

As of December 31, 2024, there was $2.9 million of total unrecognized expense related to unvested restricted stock awards, which are expected to vest, and will be expensed over a weighted average period of 1.4 years. The fair value of restricted stock granted in fiscal years 2024 and 2023 was $3.3 million and $3.0 million, respectively. The total fair value of restricted stock that vested in fiscal years 2024 and 2023 was $2.2 million and $2.3 million, respectively. Using the closing stock price of $6.93 on December 31, 2024, the 855,095 restricted shares outstanding and expected to vest as of December 31, 2024 had an intrinsic value of $5.9 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Income Taxes

The components of the provision for income taxes consisted of the following:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Current
Federal	$(428)	$(2,087)	$(3,870)
State	(127)	(556)	(1,040)
International	-	-	-
Total Current	(555)	(2,643)	(4,910)
Deferred
Federal	(222)	(794)	(91)
State	(144)	(486)	(281)
International	-	-	(45)
Total Deferred	(366)	(1,280)	(417)
Total (Provision) Benefit for Income Taxes	$(921)	$(3,923)	$(5,327)

A majority of the Company's pretax income is from domestic operations.

The following table reflects the effective income tax rate reconciliation for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of the federal tax benefit	8.0	5.9	5.5
Stock based compensation	(3.9)	1.6	(0.5)
Non-deductible meals and entertainment	1.3	0.3	0.2
Tax credits	(1.1)	(0.6)	(0.5)
Foreign rate differential	2.3	0.2	0.2
Other	0.8	(0.4)	(0.6)
Effective tax rate	28.4%	28.0%	25.3%

The Company’s effective tax rate was 28.4%, 28.0% and 25.3% during the years ended December 31, 2024, 2023 and 2022, respectively. The increase in the effective tax rate in 2024 when compared to 2023 was largely due to a decrease in pretax income and a disproportionate impact of certain permanent items. The increase in the effective tax rate in 2023 when compared to 2022 was primarily due to an increase in tax expense associated with stock based compensation.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Components of net deferred income taxes were as follows at December 31:

	2024	2023
	(in thousands)
Deferred income tax assets:
Section 743 carryforward	$4,388	$6,070
Inventory	1,666	1,787
Operating lease liabilities	36,851	36,083
Other	2,598	2,790
Total deferred income tax assets	$45,503	$46,730

Deferred income tax liabilities
Depreciation	3,635	5,145
Operating lease right-of-use assets	36,418	35,337
Other	560	992
Total deferred income tax liabilities	40,613	41,474
Net deferred income tax assets	$4,890	$5,256

The Company closed its foreign operations in 2024 and, as such, there are no foreign unremitted earnings as of December 31, 2024.

The Company records interest and penalties through income tax expense relating to uncertain tax positions. As of December 31, 2024, 2023 and 2022, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

The Company's federal, state, and foreign income tax returns are subject to audit. The Company is not currently under audit by federal or foreign taxing authorities. During 2024, the Minnesota Department of Revenue commenced an audit of the 2020, 2021, and 2022 tax years; the audit has not been completed. The years open to examination include years ending 2021 to 2023 for federal income tax purposes, years ending 2020 to 2023 for state income tax purposes, and years ending 2020 to 2023 for foreign income tax purposes.

Note 11: Segments

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM utilizes the Company’s annual budget planning process, which includes Company-wide initiatives, as a key input to resource allocation. The CODM makes decisions on resource allocation and evaluates financial performance on a total Company basis; therefore, the Company has one reportable segment. The Company earns most of their revenue in the United States. Long-lived assets, which consist of property and equipment, net and operating lease right of use assets, are all located in the United States.

The Company has concluded that consolidated net income is the measure of segment profitability. The following table presents the Company’s segment revenue and gross profit, significant segment expenses, segment income from operations and net income provided to the CODM:

	2024	2023	2022
Net sales	$347,071	$377,146	$394,702
Cost of sales	119,197	134,085	135,765
Gross profit	227,874	243,061	258,937
Stock based compensation	1,338	1,392	1,832
Depreciation and amortization	17,759	21,229	25,142
Adjusted selling, general and administrative expenses*	205,260	204,282	209,354
Income from operations	3,517	16,158	22,609
Interest expense, net	(275)	(2,164)	(1,579)
Income before income taxes	3,242	13,994	21,030
Provision for income taxes	(921)	(3,923)	(5,327)
Net income	$2,321	$10,071	$15,703

*Exclusive of stock based compensation and depreciation and amortization shown separately.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company matched employee contributions of $1.7 million in 2024 and $1.6 million in both 2023 and 2022. The Company made no discretionary contributions for any of the years presented.

Note 13: Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2024 and 2023 are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2024
Net sales	$91,728	91,384	84,505	79,454
Gross profit	60,319	60,331	56,228	50,996
Income (loss) from operations	2,283	1,851	250	(867)
Net income (loss)	1,689	1,219	41	(628)
Basic earnings (loss) per share	0.04	0.03	0.00	(0.01)
Diluted earnings (loss) per share	0.04	0.03	0.00	(0.01)

2023
Net sales	$102,019	98,557	92,112	84,458
Gross profit	65,538	63,302	59,563	54,658
Income from operations	4,125	7,734	2,829	1,470
Net income	2,512	5,079	1,844	636
Basic earnings per share	0.06	0.12	0.04	0.01
Diluted earnings per share	0.06	0.12	0.04	0.01

TILE SHOP HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
3.2	Certificate of Amendment to the Certificate of Incorporation of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 21, 2021.
3.3	Bylaws of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
4.1	Specimen Common Stock Certificate – incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Form S-4 (Reg. No. 333-182482) dated July 23, 2012.
4.2	Description of Tile Shop Holdings, Inc.’s Registered Securities – incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
10.1*	Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 26, 2013.
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

10.10*

Amendment to Employment Agreement, dated as of March 18, 2024, by and between Tile Shop Holdings, Inc. and Mark Davis – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2024.

10.11*	Employment Agreement, dated as of February 25, 2025, by and between Tile Shop Holdings, Inc. and Joseph Kinder – filed herewith.
10.12*

Tile Shop Holdings, Inc. Form of Performance-Based Stock Restriction Agreement – incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.13*	Tile Shop Holdings, Inc. 2021 Omnibus Equity Compensation Plan – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2021.
10.14*	Form of Nonqualified Stock Option Agreement (2021 Plan) – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 21, 2021.
10.15*	Form of Incentive Stock Option Agreement (2021 Plan) – incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 21, 2021.
10.16*	Form of Stock Restriction Agreement (2021 Plan) – incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 21, 2021.
10.17*	Form of Performance-Based Stock Restriction Agreement (2021 Plan) – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 21, 2021.
10.18*	Form of Stock Restriction Agreement (2021 Plan) (2023) – incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
10.19*	Form of Performance-Based Stock Restriction Agreement (2021 Plan) (2023) – incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.20*

Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement, dated July 22, 2024, by and between Cabell Lolmaugh and Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.21*

Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement, dated July 22, 2024, by and between Mark Davis and Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.22*

Nondisclosure, Confidentiality, Assignment and Noncompetition Agreement, dated July 22, 2024, by and between Joseph Kinder and Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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
19.1

Tile Shop Holdings, Inc. Insider Trading Policy (last amended February 28, 2023) – incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
97.1

Tile Shop Holdings, Inc. Compensation Recovery Policy (effective February 28, 2023) – incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

99.1	Director Standstill Commitment – incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 13, 2020.
101

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

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

*** Certain schedules and exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5). The Company will provide a copy of any omitted schedule or exhibit to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

88

TILE SHOP HOLDINGS, INC.

Date: February 27, 2025	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes CABELL H. LOLMAUGH and MARK B. DAVIS, or any of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CABELL H. LOLMAUGH	Chief Executive Officer, Director	February 27, 2025
Cabell H. Lolmaugh	(Principal Executive Officer)

/s/ MARK B. DAVIS	Senior Vice President, Chief Financial Officer	February 27, 2025
Mark B. Davis	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER H. KAMIN	Director and Chairman of the Board of Directors	February 27, 2025
Peter H. Kamin

/s/ MARK J. BONNEY	Director	February 27, 2025
Mark J. Bonney

/s/ DEBORAH K. GLASSER	Director	February 27, 2025
Deborah K. Glasser

/s/ PETER J. JACULLO, III	Director	February 27, 2025
Peter J. Jacullo, III

/s/ LINDA SOLHEID	Director	February 27, 2025
Linda Solheid