Form 10-Q
period 2025-03-31
TILE SHOP HOLDINGS, INC.
filed 2025-05-08
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, there were 44,729,924 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$27,059	$20,957
Receivables, net	3,859	3,085
Inventories	88,145	86,267
Income tax receivable	850	850
Other current assets, net	7,786	8,663
Total Current Assets	127,699	119,822
Property, plant and equipment, net	59,569	59,733
Right of use asset	130,564	132,861
Deferred tax assets	4,865	4,890
Other assets	2,095	2,297
Total Assets	$324,792	$319,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,319	$23,808
Income tax payable	91	62
Current portion of lease liability	29,555	28,880
Other accrued liabilities	29,518	25,644
Total Current Liabilities	86,483	78,394
Long-term debt	-	-
Long-term lease liability, net	110,750	113,700
Other long-term liabilities	4,364	4,597
Total Liabilities	201,597	196,691

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 44,729,924 and 44,657,898 shares, respectively	4	4
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	129,807	129,696
Accumulated deficit	(6,616)	(6,788)
Total Stockholders' Equity	123,195	122,912
Total Liabilities and Stockholders' Equity	$324,792	$319,603

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$88,009	$91,728
Cost of sales	29,939	31,409
Gross profit	58,070	60,319
Selling, general and administrative expenses	57,887	58,036
Income from operations	183	2,283
Interest income/(expense), net	18	(166)
Income before income taxes	201	2,117
Provision for income taxes	(29)	(428)
Net income	$172	$1,689

Income per common share:
Basic	$0.00	$0.04
Diluted	$0.00	$0.04

Weighted average shares outstanding:
Basic	43,822,770	43,570,745
Diluted	43,928,230	43,717,347

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$172	$1,689
Currency translation adjustment	-	(9)
Other comprehensive loss	-	(9)
Comprehensive income	$172	$1,680

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2023	44,510,779	$4	$128,861	$(9,109)	$(69)	$119,687
Issuance of restricted shares	359,218	-	-	-	-	-
Cancellation of restricted shares	(208,281)	-	-	-	-	-
Stock based compensation	-	-	392	-	-	392
Tax withholdings related to net share settlements of stock based compensation awards	(68,114)	-	(455)	-	-	(455)
Foreign currency translation adjustments	-	-	-	-	(9)	(9)
Net income	-	-	-	1,689	-	1,689
Balance at March 31, 2024	44,593,602	$4	$128,798	$(7,420)	$(78)	$121,304

Balance at December 31, 2024	44,657,898	$4	$129,696	$(6,788)	$-	$122,912
Issuance of restricted shares	338,535	-	-	-	-	-
Cancellation of restricted shares	(227,975)	-	-	-	-	-
Stock based compensation	-	-	378	-	-	378
Tax withholdings related to net share settlements of stock based compensation awards	(38,534)	-	(267)	-	-	(267)
Foreign currency translation adjustments	-	-	-	-	-	-
Net income	-	-	-	172	-	172
Balance at March 31, 2025	44,729,924	$4	$129,807	$(6,616)	$-	$123,195

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities
Net income	$172	$1,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,005	4,742
Amortization of debt issuance costs	18	18
Loss on disposals of property, plant and equipment	-	40
Non-cash lease expense	6,897	6,703
Stock based compensation	378	392
Deferred income taxes	26	285
Changes in operating assets and liabilities:
Receivables, net	(774)	(1,053)
Inventories	(1,878)	4,845
Other current assets, net	1,062	(1)
Accounts payable	3,296	800
Income tax receivable / payable	30	142
Accrued expenses and other liabilities	(3,238)	(13)
Net cash provided by operating activities	9,994	18,589
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(3,625)	(2,719)
Net cash used in investing activities	(3,625)	(2,719)
Cash Flows From Financing Activities
Payments of long-term debt	-	(10,000)
Advances on line of credit	-	10,000
Employee taxes paid for shares withheld	(267)	(455)
Net cash used in financing activities	(267)	(455)
Effect of exchange rate changes on cash	-	(8)
Net change in cash and cash equivalents	6,102	15,407
Cash and cash equivalents beginning of period	20,957	8,620
Cash and cash equivalents end of period	$27,059	$24,027

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$274	$548
Cash paid for interest	36	127

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of man-made and natural stone tiles, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. The Company offers a wide selection of high-quality products, exclusive designs, knowledgeable staff and exceptional customer service, in an extensive showroom environment with up to 50 full-room tiled displays. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of March 31, 2025, the Company had 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, Oklahoma, Virginia and Wisconsin.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025.

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

The following table presents revenues disaggregated by product category:

	For the three months ended
	March 31,
	2025	2024
Man-made tiles(1)	55%	53%
Natural stone tiles	20	22
Setting and maintenance materials	15	15
Accessories	8	8
Delivery service	2	2
Total	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled at the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $12.8 million and $10.9 million as of March 31, 2025 and December 31, 2024, respectively. Revenues recognized during the three months ended March 31, 2025 that were included in the customer deposit balance as of the beginning of the period were $9.4 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $3.9 million and $3.1 million at March 31, 2025 and December 31, 2024, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 were as follows:

	(in thousands)
	March 31,	December 31,
	2025	2024
Other current accrued liabilities	$3,503	$2,886
Other current assets	1,113	956
Sales returns reserve, net	$2,390	$1,930

Note 3: Inventories

The Company’s inventory consists of manufactured items and purchased merchandise held for resale. Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. The Company capitalizes the cost of inbound freight, duties, and receiving and handling costs to bring purchased materials into its distribution network. The labor and

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

overhead costs incurred in connection with the production process are included in the value of manufactured finished goods. Inventories were comprised of the following as of March 31, 2025 and December 31, 2024:

	(in thousands)
	March 31,	December 31,
	2025	2024
Finished goods	$86,155	$84,255
Raw materials	1,990	2,012
Total	$88,145	$86,267

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.5 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively.

Note 4: Income Taxes

Effective tax rates for the three months ended March 31, 2025 and 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective tax rate was 14.4% and 20.2% for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate was lower than the statutory federal income tax rate of 21.0%, primarily due to the impact of certain discrete items, including the impact of employee equity award vesting.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of both March 31, 2025 and 2024, the Company had not recognized any liabilities for uncertain tax positions, nor had interest and penalties related to uncertain tax positions been accrued.

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

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands, except per share data)
	For the three months ended
	March 31,
	2025	2024
Net income	$172	$1,689
Weighted average shares outstanding - basic	43,822,770	43,570,745
Effect of dilutive securities attributable to stock based awards	105,460	146,602
Weighted average shares outstanding - diluted	43,928,230	43,717,347
Income per common share:
Basic	$0.00	$0.04
Diluted	$0.00	$0.04
Anti-dilutive securities excluded from earnings per share calculation	152,406	139,319

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	March 31,	December 31,
	2025	2024
Customer deposits	$12,823	$10,882
Sales returns reserve	3,503	2,886
Accrued wages and salaries	4,930	4,585
Payroll and sales taxes	2,859	2,107
Other current liabilities	5,403	5,184
Total other accrued liabilities	$29,518	$25,644

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

The Credit Agreement is secured by virtually all of the assets of the Company, including, but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. The Company was in compliance with the covenants as of March 31, 2025.

The Company had no borrowings outstanding on its line of credit as of March 31, 2025. The Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. As of March 31, 2025, standby letters of credit totaled $1.2 million.  As of March 31, 2025, there was $73.8 million available for borrowing on the revolving line of credit, which may be used for maintaining the Company’s existing stores, purchasing additional merchandise inventory, and general corporate purposes.

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

Leases (in thousands)	Classification	March 31, 2025	December 31, 2024
Assets
Operating lease assets	Right of use asset	$130,564	$132,861
Total leased assets		$130,564	$132,861

Liabilities
Current
Operating	Current portion of lease liability	$29,555	$28,880
Noncurrent
Operating	Long-term lease liability, net	110,750	113,700
Total lease liabilities		$140,305	$142,580

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

		Three Months Ended
Lease cost (in thousands)	Classification	March 31, 2025	March 31, 2024
Operating lease cost	SG&A expenses	$9,496	$9,536
Variable lease cost(1)	SG&A expenses	3,879	3,759
Short term lease cost	SG&A expenses	60	77
Net lease cost		$13,435	$13,372

(1) Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Three Months Ended
Other Information (in thousands)	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,984	$9,644
Lease right-of-use assets obtained or modified in exchange for lease obligations	$4,600	$6,588

Subsequent to March 31, 2025, the Company entered into two sublease agreements for its distribution center space in New Jersey, which was closed in 2024. These sublease agreements commenced in the second quarter of 2025 and will expire in August 2026. The Company anticipates the sublease agreements will generate approximately $1.0 million of sublease income in 2025 and an additional $1.0 million of sublease income in 2026 which will be classified as a reduction of its SG&A expense. The Company’s lease of the distribution space in New Jersey terminates in September 2026.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2025 and December 31, 2024 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	March 31, 2025	December 31, 2024
Assets		(in thousands)
Cash and cash equivalents	Level 1	$27,059	$20,957

The following methods and assumptions were used to estimate the fair value of each class of financial instrument. There have been no changes in the valuation techniques used by the Company to value the Company’s financial instruments.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

•Cash and cash equivalents: Consists of cash on hand, bank deposits and money market funds primarily held in short term US treasury securities. The value was measured using quoted market prices in active markets. The carrying amount approximates fair value.

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the three months ended March 31, 2025 and 2024, the Company did not record any impairment charges in selling, general and administrative expenses to write-down property, plant and equipment and right of use assets to their estimated fair values. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return and market rental rates for comparable properties. Projected cash flows are considered Level 3 inputs. Market rental rates for comparable properties are considered Level 2 inputs.

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

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three months ended March 31, 2025 and 2024 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company did not record any significant stock based compensation expense related to stock options during the three months ended March 31, 2025 and 2024. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of March 31, 2025, the Company had fully vested outstanding stock options to purchase 295,367 shares of common stock at a weighted average exercise price of $7.07 per share.

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.4 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of March 31, 2025, the Company had 856,351 unvested outstanding restricted common shares.

Note 11: Segments

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM utilizes the Company’s annual budget planning process, which includes Company-wide initiatives, as a key input to resource allocation. The CODM makes decisions on resource allocation and evaluates financial performance on a total Company basis; therefore, the Company has one

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

reportable segment. The Company earns most of its revenue in the United States. Long-lived assets, which consist of property and equipment, net and operating lease right of use assets, are all located in the United States.

The Company has concluded that consolidated net income is the measure of segment profitability. The following table presents the Company’s segment revenue and gross profit, significant segment expenses, segment income from operations and net income provided to the CODM:

	(in thousands)
	Three Months Ended
	March 31,
	2025	2024
Net sales	$88,009	$91,728
Cost of sales	29,939	31,409
Gross profit	58,070	60,319
Stock based compensation	378	392
Depreciation and amortization	4,005	4,742
Adjusted selling, general and administrative expenses*	53,504	52,903
Income from operations	183	2,283
Interest income/(expense), net	18	(166)
Income before income taxes	201	2,117
Provision for income taxes	(29)	(428)
Net income	$172	$1,689

*Exclusive of stock based compensation and depreciation and amortization shown separately.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Tile Shop Holdings, Inc.’s (“Holdings,” and together with its wholly owned subsidiaries, the “Company,” “we,” “us,” or “our”) financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations and assumptions that are subject to risks and uncertainties, many of which are difficult to predict and are outside of our control, that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our business strengths, marketing strategies, competitive advantages and role in our industry and markets; an overall decline in the health of the economy, the tile industry, consumer confidence and spending, and the housing market, including as a result of high inflation or fluctuating interest rates, tariffs and other trade barriers and restrictions, instability in the global banking system, geopolitical instability or the possibility of an economic downturn or recession or other macroeconomic factors; the impact of ongoing supply chain disruptions (including tariffs) and inflationary cost pressures, including increased materials, labor, energy, and transportation costs and decreased discretionary consumer spending; our ability to successfully implement and realize the anticipated benefits of our strategic plan; our ability to successfully anticipate consumer trends; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions, including the impacts of tariffs and other trade barriers and restrictions and resulting volatility in the financial, capital and bond markets, and other economic factors; supply costs and expectations, including the continued availability of sufficient products from our suppliers, risks related to relying on foreign suppliers, and the potential impact of the Russia-Ukraine, Israel/Hamas and other geopolitical conflicts on, among other things, product availability and pricing and timing and cost of deliveries; the impact of U.S. trade tensions, including increased tariffs and retaliatory measures imposed by foreign governments; our expectations with respect to ongoing compliance with the terms of the Credit Agreement (as defined below), including fluctuating interest rates; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental or climate change-related requirements; the impact of corporate citizenship and environmental, social and governance matters; labor shortages and our expectations regarding the effects of employee recruiting, training, mentoring, and retention on our business; tax-related risks; the potential impact of cybersecurity breaches or disruptions to our management information systems or to third-party information technology systems upon which we rely; widespread outages, interruptions or other failures of operational, communication, or other systems; our ability to successfully implement our information technology and other digital initiatives; our ability to effectively manage our online sales; costs and adequacy of insurance; the potential impact of natural disasters, which may worsen or increase due to the effects of climate change, and other catastrophic events; risks inherent in operating as a holding company; our ability to maintain effective internal control over financial reporting; the potential outcome of any legal proceedings; risks related to ownership of our common stock; and those factors set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for important background regarding, among other things, our key business drivers.

In light of recent changes to U.S. trade policy, including the imposition of elevated tariffs on certain imported goods, the Company is evaluating a range of strategic options to manage the anticipated cost pressures including sourcing adjustments and pricing strategies.  The degree of our exposure is dependent (among other things) the type of goods, rates imposed and timing of the tariffs. We continue to analyze the impact of these tariffs on our business and actions we can take to minimize their impact.

Overview and Recent Trends

We are a specialty retailer of man-made and natural stone tiles, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of high-quality products, exclusive designs, knowledgeable staff and exceptional customer service, in an extensive showroom environment with up to 50 full-room tiled displays. As of March 31, 2025, we operated 142 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

We serve customers who seek to undertake a wide range of projects; however, many end customers choose to work with us when they choose to remodel their home. Historically, we have monitored existing home sales trends as a leading indicator of demand in our industry. While existing home sales trends have moderated in recent quarters, the level of existing home sales remains at historically low levels. We believe this has resulted in lower levels of demand for home improvement products and has affected our store traffic. During the three months ended March 31, 2025 and 2024 our comparable store sales decreased by 4.0% and 10.2%, respectively, due to lower levels of traffic in our stores.

Our gross margin rate improved by 20 basis points to 66.0% during the first quarter of 2025 as compared to 65.8% during the first quarter of 2024. The improvement in our gross margin rate was due to lower levels of inventory write-offs that were partially offset by an increase in customer delivery costs.

Selling, general and administrative expenses decreased $0.1 million, or 0.3%, from $58.0 million in the first quarter of 2024 to $57.9 million in the first quarter of 2025. The decrease was primarily due to a $0.7 million decrease in depreciation, a $0.4 million decrease associated with the closure of one distribution center in the third quarter of 2024 and a $0.4 million decrease in benefits. These factors were partially offset by a $0.7 million increase in advertising costs, a $0.3 million increase in training and a $0.3 million increase in IT expenses.

Subsequent to March 31, 2025, we entered into two sublease agreements for our distribution center space in New Jersey, which we closed in 2024. These sublease agreements commenced in the second quarter of 2025 and will expire in August 2026. We anticipate the sublease agreements will generate approximately $1.0 million of sublease income in 2025 and an additional $1.0 million of sublease income in 2026 which will be classified as a reduction of our SG&A expense. Our lease of the distribution space in New Jersey terminates in September 2026.

During the three months ended March 31, 2025, we generated $10.0 million of operating cash flow, which was used to fund $3.6 million of capital expenditures. Cash and cash equivalents increased by $6.1 million from $21.0 million on December 31, 2024 to $27.1 million on March 31, 2025. As of March 31, 2025, we had no borrowings outstanding on our line of credit.

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

Results of Operations

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

	($ in thousands)
	2025	% of sales	2024	% of sales
Net sales	$88,009	100.0%	$91,728	100.0%
Cost of sales	29,939	34.0%	31,409	34.2%
Gross profit	58,070	66.0%	60,319	65.8%
Selling, general and administrative expenses	57,887	65.8%	58,036	63.3%
Income from operations	183	0.2%	2,283	2.5%
Interest income/(expense), net	18	0.0%	(166)	(0.2)%
Income before income taxes	201	0.2%	2,117	2.3%
Provision for income taxes	(29)	(0.0)%	(428)	(0.5)%
Net income	$172	0.2%	$1,689	1.8%

Net Sales Net sales for the first quarter of 2025 decreased $3.7 million, or 4.1%, compared with the first quarter of 2024. Sales decreased at comparable stores by 4.0% during the first quarter of 2025 compared to the first quarter of 2024, primarily due to a decrease in traffic.

Gross Profit Gross profit decreased $2.2 million, or 3.7%, in the first quarter of 2025 compared to the first quarter of 2024. The gross margin rate was 66.0% and 65.8% during the first quarter of 2025 and 2024, respectively. The improvement in our gross margin rate was due to lower levels of inventory write-offs that were partially offset by an increase in customer delivery costs.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses decreased $0.1 million, or 0.3%, from $58.0 million in the first quarter of 2024 to $57.9 million in the first quarter of 2025. The decrease was primarily due to a $0.7 million decrease in depreciation, a $0.4 million decrease associated with the closure of one distribution center in the third quarter of 2024 and a $0.4 million decrease in benefits. These factors were partially offset by a $0.7 million increase in advertising costs, a $0.3 million increase in training and a $0.3 million increase in IT expenses.

Provision for Income Taxes The provision for income taxes for the first quarter of 2025 and 2024 was less than $0.1 million and $0.4 million, respectively. The decrease in the provision for income taxes was primarily due to a decrease in pretax income. Our effective tax rate was 14.4% and 20.2% in the first quarter of 2025 and 2024, respectively. The decrease in the effective tax rate was largely due to a decrease in pretax income and the impact of certain discrete items, including the impact employee equity award vesting.

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

The reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2025 and 2024 is as follows:

	($ in thousands)
	Three Months Ended
	March 31,
	2025	% of sales	2024	% of sales
Net income	$172	0.2%	$1,689	1.8%
Interest income/(expense), net	(18)	(0.0)%	166	0.2%
Provision for income taxes	29	0.0%	428	0.5%
Depreciation and amortization	4,005	4.6%	4,742	5.2%
Stock based compensation	378	0.4%	392	0.4%
Adjusted EBITDA	$4,566	5.2%	$7,417	8.1%

The calculation of pretax return on capital employed is as follows:

	($ in thousands)
	March 31,
	2025(1)	2024(1)
Income from Operations (trailing twelve months)	$1,417	$14,316

Total Assets	321,849	322,685
Less: Accounts payable	(23,606)	(24,560)
Less: Income tax payable	(79)	(652)
Less: Other accrued liabilities	(29,345)	(31,865)
Less: Lease liability	(141,235)	(134,303)
Less: Other long-term liabilities	(4,551)	(4,720)
Capital Employed	$123,033	$126,585

Pretax Return on Capital Employed	1.2%	11.3%

(1) Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $27.1 million of cash and cash equivalents at March 31, 2025, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

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

The Credit Agreement is secured by virtually all our assets, including but not limited to inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. We were in compliance with the covenants as of March 31, 2025.

We had no borrowings outstanding on our line of credit as of March 31, 2025. We have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. As of March 31, 2025, standby letters of credit totaled $1.2 million.  As of March 31, 2025, there was $73.8 million available for borrowing on the revolving line of credit, which may be used for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

We believe that our cash flow from operations, together with our existing cash and cash equivalents and borrowings available under our Credit Agreement, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months and our long-term liquidity requirements.

Capital Expenditures

Capital expenditures were $3.6 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively. Capital expenditures in 2025 were primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Cash Flows

The following table summarizes our cash flow data for the three months ended March 31, 2025 and 2024.

	(in thousands)
	Three Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$9,994	$18,589
Net cash used in investing activities	(3,625)	(2,719)
Net cash used in financing activities	(267)	(455)

Operating activities

Net cash provided by operating activities during the three months ended March 31, 2025 was $10.0 million compared with $18.6 million during the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in net income and other working capital changes.

Investing activities

Net cash used in investing activities totaled $3.6 million for the three months ended March 31, 2025 compared with $2.7 million for the three months ended March 31, 2024. Cash used in investing activities during the three months ended March 31, 2025 was primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Financing activities

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2025 compared with $0.5 million for the three months ended March 31, 2024. The decrease in cash outflows for financing activities from the three months ended March 31, 2024 to March 31, 2025 relates to the impact of employee shares withheld for employee stock award vestings.

Cash and cash equivalents totaled $27.1 million at March 31, 2025 compared with $21.0 million at December 31, 2024. Working capital was $41.2 million at March 31, 2025 compared with $41.4 million at December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025 and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(in thousands) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	-		$-	-	$-
February 1, 2025 - February 28, 2025	214,477	(1)	0.00	-	-
March 1, 2025 - March 31, 2025	52,032	(2)	5.14	-	-
	266,509		$1.00	-	$-

(1) We cancelled 214,477 shares that were forfeited when vesting conditions were not met, in accordance with the terms of the 2021 Omnibus Equity Compensation Plan and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(2) We withheld a total of 38,534 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2021 Omnibus Equity Compensation Plan. Additionally, 13,498 shares were forfeited when vesting conditions were not met, in accordance with the terms of the 2021 Omnibus Equity Compensation Plan, and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

10.1+

Employment Agreement, dated as of February 25, 2025, by and between Tile Shop Holdings, Inc. and Joseph Kinder (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).

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
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

+ Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: May 8, 2025	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: May 8, 2025	By:	/s/ MARK B. DAVIS
Mark B. Davis
Chief Financial Officer