Form 10-Q
period 2025-06-30
TILE SHOP HOLDINGS, INC.
filed 2025-08-07
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, there were 44,761,435 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$27,758	$20,957
Receivables, net	4,336	3,085
Inventories	85,965	86,267
Income tax receivable	1,543	850
Other current assets, net	6,668	8,663
Total Current Assets	126,270	119,822
Property, plant and equipment, net	59,085	59,733
Right of use asset	132,332	132,861
Deferred tax assets	4,553	4,890
Other assets	1,870	2,297
Total Assets	$324,110	$319,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,610	$23,808
Income tax payable	-	62
Current portion of lease liability	29,315	28,880
Other accrued liabilities	27,855	25,644
Total Current Liabilities	82,780	78,394
Long-term debt	-	-
Long-term lease liability, net	112,403	113,700
Other long-term liabilities	5,050	4,597
Total Liabilities	200,233	196,691

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 44,779,230 and 44,657,898 shares, respectively	4	4
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	130,099	129,696
Accumulated deficit	(6,226)	(6,788)
Total Stockholders' Equity	123,877	122,912
Total Liabilities and Stockholders' Equity	$324,110	$319,603

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$88,260	$91,384	$176,269	$183,112
Cost of sales	31,419	31,053	61,358	62,462
Gross profit	56,841	60,331	114,911	120,650
Selling, general and administrative expenses	56,401	58,480	114,288	116,516
Income from operations	440	1,851	623	4,134
Interest income/(expense), net	29	(57)	47	(223)
Income before income taxes	469	1,794	670	3,911
Provision for income taxes	(77)	(575)	(106)	(1,003)
Net income	$392	$1,219	$564	$2,908

Income per common share:
Basic	$0.01	$0.03	$0.01	$0.07
Diluted	$0.01	$0.03	$0.01	$0.07

Weighted average shares outstanding:
Basic	43,875,559	43,688,605	43,855,079	43,629,675
Diluted	43,894,182	43,759,597	43,881,278	43,711,030

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$392	$1,219	$564	$2,908
Currency translation adjustment	-	(3)	-	(12)
Other comprehensive loss	-	(3)	-	(12)
Comprehensive income	$392	$1,216	$564	$2,896

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at March 31, 2024	44,593,602	$4	$128,798	$(7,420)	$(78)	$121,304
Issuance of restricted shares	127,673	-	-	-	-	-
Cancellation of restricted shares	(67,408)	-	-	-	-	-
Stock based compensation	-	-	280	-	-	280
Tax withholdings related to net share settlements of stock based compensation awards	(1,212)	-	(8)	-	-	(8)
Foreign currency translation adjustments	-	-	-	-	(3)	(3)
Net income	-	-	-	1,219	-	1,219
Balance at June 30, 2024	44,652,655	$4	$129,070	$(6,201)	$(81)	$122,792

Balance at March 31, 2025	44,729,924	$4	$129,807	$(6,616)	$-	$123,195
Issuance of restricted shares	88,596	-	-	-	-	-
Cancellation of restricted shares	(36,546)	-	-	-	-	-
Stock based compensation	-	-	307	-	-	307
Tax withholdings related to net share settlements of stock based compensation awards	(2,744)	-	(17)	-	-	(17)
Net income	-	-	-	392	-	392
Balance at June 30, 2025	44,779,230	$4	$130,097	$(6,224)	$-	$123,877

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2023	44,510,779	$4	$128,861	$(9,109)	$(69)	$119,687
Issuance of restricted shares	486,891	-	-	-	-	-
Cancellation of restricted shares	(275,689)	-	-	-	-	-
Stock based compensation	-	-	672	-	-	672
Tax withholdings related to net share settlements of stock based compensation awards	(69,326)	-	(463)	-	-	(463)
Foreign currency translation adjustments	-	-	-	-	(12)	(12)
Net income	-	-	-	2,908	-	2,908
Balance at June 30, 2024	44,652,655	$4	$129,070	$(6,201)	$(81)	$122,792

Balance at December 31, 2024	44,657,898	$4	$129,696	$(6,788)	$-	$122,912
Issuance of restricted shares	427,131	-	-	-	-	-
Cancellation of restricted shares	(264,521)	-	-	-	-	-
Stock based compensation	-	-	685	-	-	685
Tax withholdings related to net share settlements of stock based compensation awards	(41,278)	-	(284)	-	-	(284)
Net income	-	-	-	564	-	564
Balance at June 30, 2025	44,779,230	$4	$130,097	$(6,224)	$-	$123,877

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities
Net income	$564	$2,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,195	9,344
Amortization of debt issuance costs	36	36
(Gain) loss on disposals of property, plant and equipment	(60)	32
Impairment charges	190	949
Non-cash lease expense	13,862	13,404
Stock based compensation	685	672
Deferred income taxes	337	993
Changes in operating assets and liabilities:
Receivables, net	(1,251)	(772)
Inventories	302	7,608
Other current assets, net	2,385	1,984
Accounts payable	1,341	(1,119)
Income tax receivable / payable	(755)	(2,336)
Accrued expenses and other liabilities	(12,344)	(10,251)
Net cash provided by operating activities	13,487	23,452
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(6,473)	(6,257)
Proceeds from the sale of property, plant and equipment	71	-
Net cash used in investing activities	(6,402)	(6,257)
Cash Flows From Financing Activities
Payments of long-term debt	-	(10,000)
Advances on line of credit	-	10,000
Employee taxes paid for shares withheld	(284)	(463)
Net cash used in financing activities	(284)	(463)
Effect of exchange rate changes on cash	-	(11)
Net change in cash and cash equivalents	6,801	16,721
Cash and cash equivalents beginning of period	20,957	8,620
Cash and cash equivalents end of period	$27,758	$25,341

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$520	$126
Cash paid for interest	104	167
Cash paid (received) for income taxes, net	524	2,346

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of man-made and natural stone tiles, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. The Company offers a wide selection of high-quality products, exclusive designs, knowledgeable staff and exceptional customer service, in an extensive showroom environment with up to 50 full-room tiled displays. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of June 30, 2025, the Company had 141 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, Oklahoma and Virginia.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

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

The following table presents revenues disaggregated by product category:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Man-made tiles(1)	56%	54%	55%	54%
Natural stone tiles	20	21	20	21
Setting and maintenance materials	14	15	15	15
Accessories	7	7	8	8
Delivery service	3	3	2	2
Total	100%	100%	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled at the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $11.0 million and $10.9 million as of June 30, 2025 and December 31, 2024, respectively. Revenues recognized during the six months ended June 30, 2025 that were included in the customer deposit balance as of the beginning of the period were $10.0 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $4.3 million and $3.1 million at June 30, 2025 and December 31, 2024, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 were as follows:

	(in thousands)
	June 30,	December 31,
	2025	2024
Other current accrued liabilities	$3,284	$2,886
Other current assets	1,099	956
Sales returns reserve, net	$2,185	$1,930

Note 3: Inventories

The Company’s inventory consists of manufactured items and purchased merchandise held for resale. Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. The Company capitalizes the cost of inbound freight, duties, and receiving and handling costs to bring purchased materials into its distribution network. The labor and

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

overhead costs incurred in connection with the production process are included in the value of manufactured finished goods. Inventories were comprised of the following as of June 30, 2025 and December 31, 2024:

	(in thousands)
	June 30,	December 31,
	2025	2024
Finished goods	$84,062	$84,255
Raw materials	1,903	2,012
Total	$85,965	$86,267

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $0.9 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively.

Note 4: Income Taxes

Effective tax rates for the six months ended June 30, 2025 and 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective tax rate was 16.4% and 32.1% for three months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 was 15.8% and 25.6%, respectively. The effective income tax rate was lower than the statutory federal income tax rate of 21.0%, primarily due to the decrease in pretax earnings and the impact of certain permanent differences.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of both June 30, 2025 and 2024, the Company had not recognized any liabilities for uncertain tax positions, nor had interest and penalties related to uncertain tax positions been accrued.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent the extension of certain provisions of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. Additionally, the OBBBA makes changes to certain U.S. corporate tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements. The Company has not adjusted its tax provision based on the changes that may be triggered by OBBBA as the OBBBA was signed into law after June 30, 2025.

Note 5: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period.

Basic and diluted earnings per share were calculated as follows:

	(dollars in thousands, except per share data)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$392	$1,219	$564	$2,908
Weighted average shares outstanding - basic	43,875,559	43,688,605	43,855,079	43,629,675
Effect of dilutive securities attributable to stock based awards	18,623	70,992	26,199	81,355
Weighted average shares outstanding - diluted	43,894,182	43,759,597	43,881,278	43,711,030
Income per common share:
Basic	$0.01	$0.03	$0.01	$0.07
Diluted	$0.01	$0.03	$0.01	$0.07
Anti-dilutive securities excluded from earnings per share calculation	384,145	128,774	211,513	128,650

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	June 30,	December 31,
	2025	2024
Customer deposits	$10,960	$10,882
Sales returns reserve	3,284	2,886
Accrued wages and salaries	5,187	4,585
Payroll and sales taxes	2,262	2,107
Other current liabilities	6,162	5,184
Total other accrued liabilities	$27,855	$25,644

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

The Credit Agreement is secured by virtually all of the assets of the Company, including, but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. The Company was in compliance with the covenants as of June 30, 2025.

The Company had no borrowings outstanding on its line of credit as of June 30, 2025. The Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. As of June 30, 2025, standby letters of credit totaled $1.2 million.  As of June 30, 2025, there was $73.8 million available for borrowing on the revolving line of credit, which may be used for maintaining the Company’s existing stores, purchasing additional merchandise inventory, and general corporate purposes.

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

Leases (in thousands)	Classification	June 30, 2025	December 31, 2024
Assets
Operating lease assets	Right of use asset	$132,332	$132,861
Total leased assets		$132,332	$132,861

Liabilities
Current
Operating	Current portion of lease liability	$29,315	$28,880
Noncurrent
Operating	Long-term lease liability, net	112,403	113,700
Total lease liabilities		$141,718	$142,580

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

		Three Months Ended
Lease cost (in thousands)	Classification	June 30, 2025	June 30, 2024
Operating lease cost	SG&A expenses	$9,451	$9,378
Variable lease cost(1)	SG&A expenses	3,922	3,791
Short term lease cost	SG&A expenses	22	21
Net lease cost		$13,395	$13,190

		Six Months Ended
Lease cost (in thousands)	Classification	June 30, 2025	June 30, 2024
Operating lease cost	SG&A expenses	$18,947	$18,915
Variable lease cost(1)	SG&A expenses	7,801	7,549
Short term lease cost	SG&A expenses	82	98
Net lease cost		$26,830	$26,562

(1) Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Six Months Ended
Other Information (in thousands)	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$20,014	$19,363
Lease right-of-use assets obtained or modified in exchange for lease obligations	$13,333	$15,199

During the second quarter of 2025, the Company entered into two sublease agreements for its distribution center space in New Jersey, which was closed in 2024. These sublease agreements commenced in the second quarter of 2025 and will expire in August 2026. The Company anticipates the sublease agreements will generate approximately $1.0 million of sublease income in 2025 and an additional $1.0 million of sublease income in 2026 which will be classified as a reduction of its SG&A expense. During the three and six months ended June 30, 2025, the Company collected $0.1 million of sublease income. The Company’s lease of the distribution space in New Jersey terminates in September 2026.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2025 and December 31, 2024 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	June 30, 2025	December 31, 2024
Assets		(in thousands)
Cash and cash equivalents	Level 1	$27,758	$20,957

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the three and six months ended June 30, 2025, the Company recorded $0.1 million of impairment charges in selling, general and administrative expenses to write-down property, plant and equipment to their estimated fair values. During the three and six months ended June 30, 2024, the Company recorded $0.9 million of impairment charges. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return and market rental rates for comparable properties. Projected cash flows are considered Level 3 inputs. Market rental rates for comparable properties are considered Level 2 inputs.

During the three and six months ended June 30, 2025, the Company recorded a $0.8 million adjustment to reflect an increase in the fair value to restore leased property to its original condition at the end of the lease. The change in the estimated value of the Company’s asset retirement obligation resulted in a $0.8 million increase in other long-term liabilities that was offset by a $0.7 million increase in property, plant and equipment and a $0.1 million asset impairment charge. The Company measured the fair value of its asset retirement obligation based on the estimated amounts and timing of settlements, an estimated risk adjusted rate of return, and expected inflation rates, which are considered Level 2 inputs.

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

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three and six months ended June 30, 2025 and 2024 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company did not record any significant stock based compensation expense related to stock options during the three and six months ended June 30, 2025 and 2024. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of June 30, 2025, the Company had fully vested outstanding stock options to purchase 295,367 shares of common stock at a weighted average exercise price of $7.07 per share.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.3 million for both the three months ended June 30, 2025 and 2024, respectively. Total stock based compensation expense related to restricted stock was $0.7 million for both the six months ended June 30, 2025 and 2024, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

As of June 30, 2025, the Company had 813,255 unvested outstanding restricted common shares.

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

The Company has concluded that consolidated net income is the measure of segment profitability. The following table presents the Company’s segment revenue and gross profit, significant segment expenses, segment income from operations and net income provided to the CODM:

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$88,260	$91,384	$176,269	$183,112
Cost of sales	31,419	31,053	61,358	62,462
Gross profit	56,841	60,331	114,911	120,650
Stock based compensation	307	280	685	672
Depreciation and amortization	4,190	4,602	8,195	9,344
Adjusted selling, general and administrative expenses*	51,904	53,598	105,408	106,500
Income from operations	440	1,851	623	4,134
Interest income/(expense), net	29	(57)	47	(223)
Income before income taxes	469	1,794	670	3,911
Provision for income taxes	(77)	(575)	(106)	(1,003)
Net income	$392	$1,219	$564	$2,908

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations and assumptions that are subject to risks and uncertainties, many of which are difficult to predict and are outside of our control, that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our business strengths, marketing strategies, competitive advantages and role in our industry and markets; an overall decline in the health of the economy, the tile industry, consumer confidence and spending, and the housing market, including as a result of high inflation or fluctuating interest rates, tariffs and other trade barriers and restrictions, instability in the global banking system, geopolitical instability or the possibility of an economic downturn or recession or other macroeconomic factors; the impact of ongoing supply chain disruptions (including tariffs) and inflationary cost pressures, including increased materials, labor, energy, and transportation costs and decreased discretionary consumer spending; our ability to successfully implement and realize the anticipated benefits of our strategic plan; our ability to successfully anticipate consumer trends; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions, including the impacts of tariffs and other trade barriers and restrictions and resulting volatility in the financial, capital and bond markets, and other economic factors; supply costs and expectations, including the continued availability of sufficient products from our suppliers, risks related to relying on foreign suppliers, and the potential impact of the Russia-Ukraine, Israel/Hamas and other geopolitical conflicts on, among other things, product availability and pricing and timing and cost of deliveries; the impact of U.S. trade tensions, including increased tariffs and retaliatory measures imposed by foreign governments; our expectations with respect to ongoing compliance with the terms of the Credit Agreement (as defined below), including fluctuating interest rates; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental requirements; the impact of corporate citizenship; labor shortages and our expectations regarding the effects of employee recruiting, training, mentoring, and retention on our business; tax-related risks; the potential impact of cybersecurity breaches or disruptions to our management information systems or to third-party information technology systems upon which we rely; widespread outages, interruptions or other failures of operational, communication, or other systems; our ability to successfully implement our information technology and other digital initiatives; our ability to effectively manage our online sales; costs and adequacy of insurance; the potential impact of natural disasters and other catastrophic events; risks inherent in operating as a holding company; our ability to maintain effective internal control over financial reporting; the potential outcome of any legal proceedings; risks related to ownership of our common stock; and those factors set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In light of ongoing changes to U.S. trade policy, including the imposition of elevated tariffs on certain imported goods, the Company is evaluating a range of strategic options to manage the anticipated cost pressures including sourcing adjustments and pricing strategies.  The degree of our exposure is dependent on (among other things) the type of goods, rates imposed and timing of the tariffs. We continue to analyze the impact of these tariffs on our business and actions we can take to minimize their impact.

In addition, there is meaningful uncertainty related to the confluence of different macroeconomic factors that could influence business conditions in the U.S. While our risk expectation is that these different factors will moderate in the future, the timing and precise outlook for these improvements is uncertain.

Overview and Recent Trends

We are a specialty retailer of man-made and natural stone tiles, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of high-quality products, exclusive designs, knowledgeable staff and exceptional customer service, in an extensive showroom environment with up to 50 full-room tiled displays. As of June 30, 2025, we operated 141 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

We serve customers who seek to undertake a wide range of projects; however, many end customers choose to work with us when they choose to remodel their home. Historically, we have monitored existing home sales trends as a leading indicator of demand in our industry. While existing home sales trends have moderated in recent quarters, the level of existing home sales remains at historically low levels. We believe this has resulted in lower levels of demand for home improvement products and has affected our store traffic. Our comparable store sales decreased by 3.5% and 3.8% during the three and six months ended June 30, 2025, respectively, due to lower levels of traffic in our stores.

Our gross margin rate decreased by (160) basis points to 64.4% during the second quarter of 2025 as compared to 66.0% during the second quarter of 2024. The decrease in gross margin rate was due to higher levels of discounting during the second quarter of 2025 combined with an increase in product costs.

Many of the items we carry in our assortment are imported from vendors outside the U.S. We face uncertainty related to tariffs and other trade policies, which may increase the costs of securing products from our vendors. Tariffs and other non-tariff trade practices and policies may adversely affect our business in other ways beyond increased costs for our products. Historically, we have taken steps to shift our sourcing strategy away from countries with higher tariff rates in favor of other jurisdictions, but these countermeasures may prove to be ineffective and the ability to predict tariff rates in different countries may be difficult as policies may change on short notice. Uncertainty about trade policy, tariff rates, retaliatory tariffs, and other changes in practices affecting international trade might have an adverse effect on our business and results of operation and we may face challenges in implementing the optimal responses to changing trade conditions.

Selling, general and administrative expenses decreased $2.1 million, or 3.6%, from $58.5 million in the second quarter of 2024 to $56.4 million in the second quarter of 2025. The decrease was primarily due to a $0.8 million decrease in asset impairment, a $0.7 million reduction in SG&A associated with the closure of our New Jersey distribution center, a $0.7 million decrease in marketing costs and a $0.4 million decrease in depreciation that were partially offset by a $0.4 million write-off of display supplies.

In response to the continued challenges facing our industry and our topline results, we closed our distribution center based in Spring Valley, WI during the second quarter of 2025. We did not incur any material asset impairment or severance costs in connection with this distribution center closure. We anticipate the annualized benefit from closing this distribution center will be approximately $1.0 million.

In addition, we closed one store during the second quarter at the end of its lease term. We did not incur any material asset impairment or severance costs in connection with this closure. Additionally, we closed a second store during the third quarter at the end of its lease term.

On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA makes permanent the extension of certain provisions of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. Additionally, the OBBBA makes changes to certain U.S. corporate tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact of the OBBBA on our consolidated financial statements.

During the six months ended June 30, 2025, we generated $13.5 million of operating cash flow, which was used to fund $6.5 million of capital expenditures. Cash and cash equivalents increased by $6.8 million from $21.0 million on December 31, 2024 to $27.8 million on June 30, 2025. As of June 30, 2025, we had no borrowings outstanding on our line of credit.

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

Results of Operations

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

	($ in thousands)
	2025	% of sales	2024	% of sales
Net sales	$88,260	100.0%	$91,384	100.0%
Cost of sales	31,419	35.6%	31,053	34.0%
Gross profit	56,841	64.4%	60,331	66.0%
Selling, general and administrative expenses	56,401	63.9%	58,480	64.0%
Income from operations	440	0.5%	1,851	2.0%
Interest income/(expense), net	29	0.0%	(57)	(0.1)%
Income before income taxes	469	0.5%	1,794	2.0%
Provision for income taxes	(77)	(0.1)%	(575)	(0.6)%
Net income	$392	0.4%	$1,219	1.3%

Net Sales Net sales for the second quarter of 2025 decreased $3.1 million, or 3.4%, compared with the second quarter of 2024. Sales decreased at comparable stores by 3.5% during the second quarter of 2025 compared to the second quarter of 2024, primarily due to a decrease in traffic.

Gross Profit Gross profit decreased $3.5 million, or 5.8%, in the second quarter of 2025 compared to the second quarter of 2024. The gross margin rate was 64.4% and 66.0% during the second quarter of 2025 and 2024, respectively. The decrease in the gross margin rate was primarily due to higher levels of discounting combined with increases in product costs.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses decreased $2.1 million, or 3.6%, from $58.5 million in the second quarter of 2024 to $56.4 million in the second quarter of 2025. The decrease was primarily due to a $0.8 million decrease in asset impairment, a $0.7 million reduction in SG&A associated with the closure of our New Jersey distribution center, a $0.7 million decrease in marketing costs and a $0.4 million decrease in depreciation that were partially offset by a $0.4 million write-off of display supplies.

Provision for Income Taxes The provision for income taxes for the second quarter of 2025 and 2024 was $0.1 million and $0.6 million, respectively. The decrease in the provision for income taxes was primarily due to a decrease in pretax income. Our effective tax rate was 16.4% and 32.1% in the second quarter of 2025 and 2024, respectively. The decrease in the effective tax rate was largely due to a decrease in pretax income and the impact of permanent differences.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

	($ in thousands)
	2025	% of sales	2024	% of sales
Net sales	$176,269	100.0%	$183,112	100.0%
Cost of sales	61,358	34.8%	62,462	34.1%
Gross profit	114,911	65.2%	120,650	65.9%
Selling, general and administrative expenses	114,288	64.8%	116,516	63.6%
Income from operations	623	0.4%	4,134	2.3%
Interest income/(expense), net	47	0.0%	(223)	(0.1)%
Income before income taxes	670	0.4%	3,911	2.1%
Provision for income taxes	(106)	(0.1)%	(1,003)	(0.5)%
Net income	$564	0.3%	$2,908	1.6%

Net Sales Net sales for the six months ended June 30, 2025 decreased $6.8 million, or 3.7%, compared with the six months ended June 30, 2024. Sales decreased at comparable stores by 3.8% during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024, primarily due to a decrease in store traffic.

Gross Profit Gross profit for the six months ended June 30, 2025 decreased $5.7 million, or 4.8%, compared with the six months ended June 30, 2024. The gross margin rate was 65.2% and 65.9% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the gross margin rate was primarily due to increases in product costs and higher levels of discounting.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the six months ended June 30, 2025, decreased $2.2 million, or 1.9%, compared with the six months ended June 30, 2024. The decrease was primarily due to a $1.3 million decrease associated with the closure of our New Jersey distribution center during the third quarter of 2024, a $1.1 million decrease in depreciation and a $0.8 million decrease in asset impairment. These factors were partially offset by a $0.5 million increase in IT costs and a $0.4 million write-off of display supplies.

Provision for Income Taxes The provision for income taxes decreased $0.9 million for the six months ended June 30, 2025 compared with the six months ended June 30, 2024 due to a decrease in taxable income. Our effective tax rate for the six months ended June 30, 2025 and 2024 was 15.8% and 25.6%, respectively. The decrease in the effective tax rate during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024 was largely due to a decrease in pre-tax income and the impact certain permanent differences.

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

The reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2025 and 2024 is as follows:

	($ in thousands)
	Three Months Ended
	June 30,
	2025	% of sales(1)	2024	% of sales(1)
Net income	$392	0.4%	$1,219	1.3%
Interest (Income)/expense, net	(29)	(0.0)%	57	0.1%
Provision for income taxes	77	0.1%	575	0.6%
Depreciation and amortization	4,190	4.7%	4,602	5.0%
Stock based compensation	307	0.3%	280	0.3%
Adjusted EBITDA	$4,937	5.6%	$6,733	7.4%

(1) Amounts do not foot due to rounding.

	($ in thousands)
	Six Months Ended
	June 30,
	2025	% of sales	2024	% of sales
Net income	$564	0.3%	$2,908	1.6%
Interest (Income)/expense, net	(47)	(0.0)%	223	0.1%
Provision for income taxes	106	0.1%	1,003	0.5%
Depreciation and amortization	8,195	4.6%	9,344	5.1%
Stock based compensation	685	0.4%	672	0.4%
Adjusted EBITDA	$9,503	5.4%	$14,150	7.7%

The calculation of pretax return on capital employed is as follows:

	($ in thousands)
	June 30,
	2025(1)	2024(1)
Income from Operations (trailing twelve months)	$6	$8,433

Total Assets	322,302	321,899
Less: Accounts payable	(24,528)	(23,944)
Less: Income tax payable	(58)	(652)
Less: Other accrued liabilities	(28,475)	(31,288)
Less: Lease liability	(141,286)	(138,118)
Less: Other long-term liabilities	(4,651)	(4,763)
Capital Employed	$123,304	$123,134

Pretax Return on Capital Employed	0.0%	6.8%

(1) Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $27.8 million of cash and cash equivalents at June 30, 2025, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

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

The Credit Agreement is secured by virtually all our assets, including but not limited to inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. We were in compliance with the covenants as of June 30, 2025.

We had no borrowings outstanding on our line of credit as of June 30, 2025. We have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. As of June 30, 2025, standby letters of credit totaled $1.2 million.  As of June 30, 2025, there was $73.8 million available for borrowing on the revolving line of credit, which may be used for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

We believe that our cash flow from operations, together with our existing cash and cash equivalents and borrowings available under our Credit Agreement, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months and our long-term liquidity requirements.

Capital Expenditures

Capital expenditures were $6.5 million and $6.3 million for the six months ended June 30, 2025 and 2024, respectively. Capital expenditures in 2025 were primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Cash Flows

The following table summarizes our cash flow data for the six months ended June 30, 2025 and 2024.

	(in thousands)
	Six Months Ended
	June 30,
	2025	2024
Net cash provided by operating activities	$13,487	$23,452
Net cash used in investing activities	(6,402)	(6,257)
Net cash used in financing activities	(284)	(463)

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2025 was $13.5 million compared with $23.5 million during the six months ended June 30, 2024. The decrease was primarily attributable to a decrease in net income and other working capital changes.

Investing activities

Net cash used in investing activities totaled $6.4 million for the six months ended June 30, 2025 compared with $6.3 million for the six months ended June 30, 2024. Cash used in investing activities during the six months ended June 30, 2025 was primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Financing activities

Net cash used in financing activities was $0.3 million for the six months ended June 30, 2025 compared with $0.5 million for the six months ended June 30, 2024. The decrease in cash outflows for financing activities from the six months ended June 30, 2024 to six months ended June 30, 2025 relates to the impact of employee shares withheld for employee stock award vestings.

Cash and cash equivalents totaled $27.8 million at June 30, 2025 compared with $21.0 million at December 31, 2024. Working capital was $43.5 million at June 30, 2025 compared with $41.4 million at December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025 and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, other than with respect to the risk factor discussed below.

We are vulnerable to changes in political and economic conditions, including the effects of tariffs and international trade wars.

The United States government has implemented significant tariffs measures, including a baseline tariff on products from all countries and higher rates targeting specific countries such as China, Vietnam, Mexico, Canada and the European Union. The United States, or foreign governments may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions which may affect our operations and our ability to purchase imported merchandise at reasonable prices. These potential changes to the trade landscape may require price increases to maintain our target margins, or may cause shortages of certain products, either of which could adversely affect our sales and profitability. The ultimate impact of any tariffs or other trade measures will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the United States tariffs. We have historically, and intend to continue, to shift our sourcing strategy away from countries with higher tariffs in favor of suppliers in countries with more advantageous tariff rates; however, our ability to successfully execute this strategy depends on a variety of factors, including our ability to identify suppliers who can produce products that meet our quality standards or our ability to mitigate any logistical challenges, and the cost of moving production to the identified countries. If we are unable to mitigate tariff-related risks through supply chain adjustments, pricing strategies, or other measures, our financial performance could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(in thousands) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	-		$-	-	$-
May 1, 2025 - May 31, 2025	9,692	(1)	1.01	-	-
June 1, 2025 - June 30, 2025	29,598	(2)	0.24	-	-
	39,290		$0.43	-	$-

(1) We withheld a total of 1,560 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2021 Omnibus Equity Compensation Plan. Additionally, 8,132 shares were forfeited when vesting conditions were not met, in accordance with the terms of the 2021 Omnibus Equity Compensation Plan and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(2) We withheld a total of 1,184 shares to satisfy tax withholding obligations due upon the vesting of restricted stock grants, as allowed by the 2021 Omnibus Equity Compensation Plan. Additionally, 28,414 shares were forfeited when vesting conditions were not met, in accordance with the terms of the 2021 Omnibus Equity Compensation Plan and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

+ Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: August 7, 2025	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: August 7, 2025	By:	/s/ MARK B. DAVIS
Mark B. Davis
Chief Financial Officer