Form 10-Q
period 2025-09-30
TILE SHOP HOLDINGS, INC.
filed 2025-11-04
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, there were 44,715,001 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TILE SHOP HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$24,145	$20,957
Receivables, net	3,773	3,085
Inventories	87,240	86,267
Income tax receivable	1,366	850
Other current assets, net	8,415	8,663
Total Current Assets	124,939	119,822
Property, plant and equipment, net	56,683	59,733
Right of use asset	126,927	132,861
Deferred tax assets	5,229	4,890
Other assets	1,663	2,297
Total Assets	$315,441	$319,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,071	$23,808
Income tax payable	46	62
Current portion of lease liability	29,516	28,880
Other accrued liabilities	27,596	25,644
Total Current Liabilities	81,229	78,394
Long-term debt	-	-
Long-term lease liability, net	106,341	113,700
Other long-term liabilities	5,312	4,597
Total Liabilities	192,882	196,691

Stockholders’ Equity:
Common stock, par value $0.0001; authorized: 100,000,000 shares; issued and outstanding: 44,715,001 and 44,657,898 shares, respectively	4	4
Preferred stock, par value $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	130,393	129,696
Accumulated deficit	(7,838)	(6,788)
Total Stockholders' Equity	122,559	122,912
Total Liabilities and Stockholders' Equity	$315,441	$319,603

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$83,064	$84,505	$259,333	$267,617
Cost of sales	30,785	28,277	92,142	90,739
Gross profit	52,279	56,228	167,191	176,878
Selling, general and administrative expenses	54,245	55,978	168,535	172,494
(Loss) Income from operations	(1,966)	250	(1,344)	4,384
Interest income/(expense), net	4	(71)	52	(294)
(Loss) Income before income taxes	(1,962)	179	(1,292)	4,090
Benefit (Provision) for income taxes	348	(138)	242	(1,141)
Net (loss) income	$(1,614)	$41	$(1,050)	$2,949

(Loss) Income per common share:
Basic	$(0.04)	$0.00	$(0.02)	$0.07
Diluted	$(0.04)	$0.00	$(0.02)	$0.07

Weighted average shares outstanding:
Basic	43,965,973	43,794,648	43,892,450	43,685,068
Diluted	43,965,973	43,893,185	43,892,450	43,783,181

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income	$(1,614)	$41	$(1,050)	$2,949
Currency translation adjustment	-	81	-	69
Other comprehensive income	-	81	-	69
Comprehensive (loss) income	$(1,614)	$122	$(1,050)	$3,018

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2024	44,652,655	$4	$129,070	$(6,201)	$(81)	$122,792
Issuance of restricted shares	11,002	-	-	-	-	-
Stock based compensation	-	-	336	-	-	336
Tax withholdings related to net share settlements of stock based compensation awards	(2,490)	-	(18)	-	-	(18)
Foreign currency translation adjustments	-	-	-	-	81	81
Net income	-	-	-	41	-	41
Balance at September 30, 2024	44,661,167	$4	$129,388	$(6,160)	$-	$123,232

Balance at June 30, 2025	44,779,230	$4	$130,097	$(6,224)	$-	$123,877
Cancellation of restricted shares	(64,229)	-	-	-	-	-
Stock based compensation	-	-	296	-	-	296
Net loss	-	-	-	(1,614)	-	(1,614)
Balance at September 30, 2025	44,715,001	$4	$130,393	$(7,838)	$-	$122,559

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2023	44,510,779	$4	$128,861	$(9,109)	$(69)	$119,687
Issuance of restricted shares	497,893	-	-	-	-	-
Cancellation of restricted shares	(275,689)	-	-	-	-	-
Stock based compensation	-	-	1,008	-	-	1,008
Tax withholdings related to net share settlements of stock based compensation awards	(71,816)	-	(481)	-	-	(481)
Foreign currency translation adjustments	-	-	-	-	69	69
Net income	-	-	-	2,949	-	2,949
Balance at September 30, 2024	44,661,167	$4	$129,388	$(6,160)	$-	$123,232

Balance at December 31, 2024	44,657,898	$4	$129,696	$(6,788)	$-	$122,912
Issuance of restricted shares	427,131	-	-	-	-	-
Cancellation of restricted shares	(328,750)	-	-	-	-	-
Stock based compensation	-	-	981	-	-	981
Tax withholdings related to net share settlements of stock based compensation awards	(41,278)	-	(284)	-	-	(284)
Net loss	-	-	-	(1,050)	-	(1,050)
Balance at September 30, 2025	44,715,001	$4	$130,393	$(7,838)	$-	$122,559

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities
Net (loss) income	$(1,050)	$2,949
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,906	13,802
Amortization of debt issuance costs	54	54
(Gain) loss on disposals of property, plant and equipment	(91)	15
Impairment charges	211	949
Non-cash lease expense	20,874	20,110
Stock based compensation	981	1,008
Deferred income taxes	(338)	831
Changes in operating assets and liabilities:
Receivables, net	(688)	(382)
Inventories	(973)	9,152
Other current assets, net	827	1,630
Accounts payable	162	(1,647)
Income tax receivable / payable	(532)	(2,039)
Accrued expenses and other liabilities	(20,086)	(17,921)
Net cash provided by operating activities	11,257	28,511
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(7,925)	(11,761)
Proceeds from insurance	3	100
Proceeds from the sale of property, plant and equipment	137	-
Net cash used in investing activities	(7,785)	(11,661)
Cash Flows From Financing Activities
Payments of long-term debt	-	(10,000)
Advances on line of credit	-	10,000
Employee taxes paid for shares withheld	(284)	(481)
Net cash used in financing activities	(284)	(481)
Effect of exchange rate changes on cash	-	69
Net change in cash and cash equivalents	3,188	16,438
Cash and cash equivalents beginning of period	20,957	8,620
Cash and cash equivalents end of period	$24,145	$25,058

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$160	$147
Cash paid for interest	156	229
Cash paid for income taxes, net	629	2,352

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Background

Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, the “Company”) was incorporated in Delaware in June 2012.

The Company is a specialty retailer of man-made and natural stone tiles, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. The Company offers a wide selection of high-quality products, exclusive designs, knowledgeable staff and exceptional customer service, in an extensive showroom environment with up to 50 full-room tiled displays. The Company’s primary market is retail sales to consumers, contractors, designers and home builders. As of September 30, 2025, the Company had 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet. The Company has distribution centers located in Michigan, Oklahoma and Virginia.

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

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

Pending Delisting and Deregistration

As previously disclosed, the Independent Transaction Committee (the “Transaction Committee”) of the Board of Directors of the Company (the “Board”) comprised of independent directors has recommended, and the Board has approved, a plan to delist its shares of common stock from trading on the Nasdaq Stock Market LLC, suspend its duty to file periodic reports and other information with the U.S. Securities and Exchange Commission (the “SEC”), and to terminate the registration of its common stock under the federal securities laws following the completion of a proposed reverse stock split, immediately followed by a forward stock split, subject to obtaining the requisite approval of the Company’s stockholders at a special meeting of the Company’s stockholders (the “Special Meeting”), which is expected to be held in December 2025.

Specifically, the Transaction Committee recommended and the Board approved a transaction (the “Going Dark Transaction”) whereby the Company would effect a reverse stock split of the common stock at a ratio not less than 1-for-2,000 and not greater than 1-for-4,000 (the “Reverse Stock Split”), followed immediately by a forward stock split of the common stock at the same ratio but inverse (i.e., if the Reverse Stock Split were 1-for-3,000, then the Forward Stock Split would be 3,000-for-1) (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Stock Split”). As a result of the Reverse Stock Split, each share of common stock held by a stockholder of record owning immediately prior to the effective time fewer than the minimum number of shares, which, depending on the Stock Split ratio chosen by the Board, would be between 2,000 and 4,000 shares (the “Minimum Number”), would be converted into the right to receive $6.60 in cash (the “Cash-Out Price”), without interest, and such stockholders would no longer be stockholders of the Company. Stockholders owning a number of shares of common stock equal to or greater than the Minimum Number immediately prior to the effective time of the Reverse Stock Split (the “Continuing Stockholders”) would not be entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any. The Forward Stock Split, which would immediately follow the Reverse Stock Split, would reconvert whole shares and fractional share interests held by the Continuing Stockholders back into the same number of shares of the common stock held by such Continuing Stockholders immediately before the effective time of the Reverse Stock Split. As a result of the Forward Stock Split, the total number of shares of common stock held by a Continuing Stockholder would not change as a result of the Reverse Stock Split. The Company estimates that as of October 22, 2025, based on a mid-point Reverse Stock Split ratio of 1-for-3,000, approximately 1,307,000 shares of common stock would be cashed out in the Reverse Stock Split and the aggregate cost to the Company of the Going Dark Transaction would be approximately $8.6 million, plus transaction expenses, which are estimated to be approximately $523,000. The Company expects to use cash on hand together with borrowings under its line of credit under the Credit Agreement (as defined below), if necessary, to fund the Cash-Out Price.

The primary purpose of the Reverse Stock Split is to enable the Company to reduce to and maintain the number of its record holders of common stock below 300. The Company is taking these steps to avoid the substantial cost and expense of being a public reporting

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

company and to focus the Company's resources on enhancing long-term stockholder value. The Company anticipates savings of approximately $2.4 million on an annual basis as a result of the Going Dark Transaction.

The Board has determined the Going Dark Transaction is in the best interests of all the Company’s stockholders. The Company currently realizes none of the traditional benefits of public company status yet incurs all the significant annual expenses and indirect costs associated with being a public company. Without its public company status, the Company would have an ongoing cost structure befitting its current and foreseeable scale of operations and its management would be able to have an increased focus on core operations.

The Company filed a preliminary proxy statement on Schedule 14A on October 6, 2025. The Company intends to file a definitive proxy statement as soon as practicable. Subject to stockholder approval of the Reverse Stock Split at the Special Meeting, it is anticipated that the Reverse Stock Split would become effective shortly after the Special Meeting. Subject to receiving such stockholder approval, as soon as practicable after the Special Meeting, the Company expects to terminate the registration of its common stock with the SEC and de-list its common stock from the Nasdaq Stock Market LLC. As a result, at such time, (i) the Company would cease to file annual, quarterly, current, and other reports and documents with the SEC and (ii) our common stock would no longer be listed on the Nasdaq Stock Market LLC.

Even if the Stock Split is approved by stockholders at the Special Meeting, the Board may determine not to implement the Reverse Stock Split and complete the Going Dark Transaction if subsequently it determines that the Going Dark Transaction is not in the best interests of the Company and its stockholders.

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

The following table presents revenues disaggregated by product category:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Man-made tiles(1)	56%	54%	56%	54%
Natural stone tiles	19	21	20	21
Setting and maintenance materials	14	15	14	15
Accessories	8	7	8	8
Delivery service	3	3	2	2
Total	100%	100%	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled at the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $10.5 million and $10.9 million as of September 30, 2025 and December 31, 2024, respectively. Revenues recognized during the nine months ended September 30, 2025 that were included in the customer deposit balance as of the beginning of the period were $10.1 million.

The Company extends financing to qualified professional customers who apply for credit. Customers who qualify for an account receive 30-day payment terms. The accounts receivable balance was $3.8 million and $3.1 million at September 30, 2025 and December 31, 2024, respectively. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 were as follows:

	(in thousands)
	September 30,	December 31,
	2025	2024
Other current accrued liabilities	$3,363	$2,886
Other current assets	1,162	956
Sales returns reserve, net	$2,201	$1,930

Note 3: Inventories

The Company’s inventory consists of manufactured items and purchased merchandise held for resale. Inventories are stated at the lower of cost (determined using the moving average cost method) or net realizable value. The Company capitalizes the cost of inbound freight, duties, and receiving and handling costs to bring purchased materials into its distribution network. The labor and

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

overhead costs incurred in connection with the production process are included in the value of manufactured finished goods. Inventories were comprised of the following as of September 30, 2025 and December 31, 2024:

	(in thousands)
	September 30,	December 31,
	2025	2024
Finished goods	$85,485	$84,255
Raw materials	1,755	2,012
Total	$87,240	$86,267

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The provision for losses related to shrinkage and other amounts was $1.1 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively.

Note 4: Income Taxes

Effective tax rates for the nine months ended September 30, 2025 and 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective tax rate was 17.7% and 77.0% for the three months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was 18.7% and 27.9%, respectively. The effective income tax rate was lower than the statutory federal income tax rate of 21.0%, primarily due to the decrease in pretax earnings and the impact of certain permanent differences.

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of both September 30, 2025 and 2024, the Company had not recognized any liabilities for uncertain tax positions, nor had interest and penalties related to uncertain tax positions been accrued.

On July 4, 2025, the President signed H.R. 1, the One Big Beautiful Bill Act (“OBBBA”) into law. The OBBBA permanently extends several provisions of the Tax Cuts and Jobs Act (“TCJA”) that were previously scheduled to expire, including, but not limited to, the immediate expensing of qualified property under bonus depreciation. In addition, the OBBBA introduces modifications to various U.S. corporate tax provisions, such as changes to interest expense limitations, the treatment of research and development expenditures, and the international tax regime. The Company has completed an evaluation of the OBBBA and determined that the enacted changes do not have a material impact on the Company’s income tax provision for the quarter ended September 30, 2025. The Company will continue to monitor future regulatory guidance and assess the potential impact of any subsequent developments related to the OBBBA.

Note 5: (Loss) Earnings Per Share

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period.

Basic and diluted (loss) earnings per share were calculated as follows:

	(dollars in thousands, except per share data)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income	$(1,614)	$41	$(1,050)	$2,949
Weighted average shares outstanding - basic	43,965,973	43,794,648	43,892,450	43,685,068
Effect of dilutive securities attributable to stock based awards	-	98,537	-	98,113
Weighted average shares outstanding - diluted	43,965,973	43,893,185	43,892,450	43,783,181
(Loss) Income per common share:
Basic	$(0.04)	$0.00	$(0.02)	$0.07
Diluted	$(0.04)	$0.00	$(0.02)	$0.07
Anti-dilutive securities excluded from earnings per share calculation	596,460	117,300	523,931	117,953

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 6: Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	(in thousands)
	September 30,	December 31,
	2025	2024
Customer deposits	$10,475	$10,882
Sales returns reserve	3,363	2,886
Accrued wages and salaries	5,098	4,585
Payroll and sales taxes	2,335	2,107
Other current liabilities	6,325	5,184
Total other accrued liabilities	$27,596	$25,644

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

The Credit Agreement is secured by virtually all of the assets of the Company, including, but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. The Company was in compliance with the covenants as of September 30, 2025.

The Company had no borrowings outstanding on its line of credit as of September 30, 2025. The Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. As of September 30, 2025, standby letters of credit totaled $1.2 million.  As of September 30, 2025, there was $73.8 million available for borrowing on the revolving line of credit, which may be used for maintaining the Company’s existing stores, purchasing additional merchandise inventory, and general corporate purposes.

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

Leases (in thousands)	Classification	September 30, 2025	December 31, 2024
Assets
Operating lease assets	Right of use asset	$126,927	$132,861
Total leased assets		$126,927	$132,861

Liabilities
Current
Operating	Current portion of lease liability	$29,516	$28,880
Noncurrent
Operating	Long-term lease liability, net	106,341	113,700
Total lease liabilities		$135,857	$142,580

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

		Three Months Ended
Lease cost (in thousands)	Classification	September 30, 2025	September 30, 2024
Operating lease cost	SG&A expenses	$9,328	$9,362
Variable lease cost(1)	SG&A expenses	3,995	3,814
Short term lease cost	SG&A expenses	51	56
Net lease cost		$13,374	$13,232

		Nine Months Ended
Lease cost (in thousands)	Classification	September 30, 2025	September 30, 2024
Operating lease cost	SG&A expenses	$28,275	$28,277
Variable lease cost(1)	SG&A expenses	11,796	11,363
Short term lease cost	SG&A expenses	133	154
Net lease cost		$40,204	$39,794

(1) Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

	Nine Months Ended
Other Information (in thousands)	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$30,054	$29,248
Lease right-of-use assets obtained or modified in exchange for lease obligations	$14,940	$21,359

During the second quarter of 2025, the Company entered into two sublease agreements for its distribution center space in New Jersey, which was closed in 2024. These sublease agreements commenced in the second quarter of 2025 and will expire in August 2026. The Company anticipates the sublease agreements will generate approximately $0.7 million of sublease income in 2025 and an additional $1.0 million of sublease income in 2026 which will be classified as a reduction of its selling, general and administrative expense. During the three and nine months ended September 30, 2025, the Company recognized sublease income of $0.2 million and $0.4 million, respectively. The Company’s lease of the distribution space in New Jersey terminates in September 2026.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2025 and December 31, 2024 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	September 30, 2025	December 31, 2024
Assets		(in thousands)
Cash and cash equivalents	Level 1	$24,145	$20,957

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the three and nine months ended September 30, 2025, the Company recorded $0.0 million and $0.1 million, respectively, of impairment charges in selling, general and administrative expenses to write-down property, plant and equipment to their estimated fair values. During the three and nine months ended September 30, 2024, the Company recorded $0.0 million and $0.9 million, respectively, of impairment charges. The Company measured the fair value of these assets based on projected cash flows, an estimated risk-adjusted rate of return and market rental rates for comparable properties. Projected cash flows are considered Level 3 inputs. Market rental rates for comparable properties are considered Level 2 inputs.

During the three and nine months ended September 30, 2025, the Company recorded a $0.3 million and $1.1 million, respectively, adjustment to reflect an increase in the fair value to restore leased property to its original condition at the end of the lease. The change in the estimated value of the Company’s asset retirement obligation resulted in a $1.1 million increase in other long-term liabilities that was offset by a $1.0 million increase in property, plant and equipment and a $0.1 million asset impairment charge. The Company measured the fair value of its asset retirement obligation based on the estimated amounts and timing of settlements, an estimated risk adjusted rate of return, and expected inflation rates, which are considered Level 2 inputs.

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

Stock options:

The Company measures and recognizes compensation expense for all stock based awards at fair value. The financial statements for the three and nine months ended September 30, 2025 and 2024 include compensation expense for the portion of outstanding awards that vested during those periods. The Company recognizes stock based compensation expenses on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company did not record any significant stock based compensation expense related to stock options during the three and nine months ended September 30, 2025 and 2024. Stock based compensation expense pertaining to stock options is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of September 30, 2025, the Company had fully vested outstanding stock options to purchase 295,367 shares of common stock at a weighted average exercise price of $7.07 per share.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Restricted stock:

The Company awards restricted common shares to selected employees and to non-employee directors. Recipients are not required to provide any consideration upon vesting of the award. Restricted stock awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. Certain awards are also subject to forfeiture if the Company fails to attain certain performance targets. The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the awards. The Company adjusts the cumulative expense recognized on awards with performance conditions based on the probability of achieving the performance condition. Total stock based compensation expense related to restricted stock was $0.3 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. Total stock based compensation expense related to restricted stock was $1.0 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively. Stock based compensation expense pertaining to restricted stock awards is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As of September 30, 2025, the Company had 749,026 unvested outstanding restricted common shares.

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

The Company has concluded that consolidated net (loss) income is the measure of segment profitability. The following table presents the Company’s segment revenue and gross profit, significant segment expenses, segment (loss) income from operations and net (loss) income provided to the CODM:

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$83,064	$84,505	$259,333	$267,617
Cost of sales	30,785	28,277	92,142	90,739
Gross profit	52,279	56,228	167,191	176,878
Stock based compensation	296	336	981	1,008
Depreciation and amortization	3,711	4,458	11,906	13,802
Adjusted selling, general and administrative expenses*	50,238	51,184	155,648	157,684
(Loss) Income from operations	(1,966)	250	(1,344)	4,384
Interest income/(expense), net	4	(71)	52	(294)
(Loss) Income before income taxes	(1,962)	179	(1,292)	4,090
Benefit (Provision) for income taxes	348	(138)	242	(1,141)
Net (loss) income	$(1,614)	$41	$(1,050)	$2,949

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations and assumptions that are subject to risks and uncertainties, many of which are difficult to predict and are outside of our control, that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the Going Dark Transaction, including the timing and stockholder approval of the Reverse Stock Split and our ability to realize the anticipated benefits (as defined below); our business strengths, marketing strategies, competitive advantages and role in our industry and markets; an overall decline in the health of the economy, the tile industry, consumer confidence and spending, and the housing market, including as a result of high inflation or fluctuating interest rates, tariffs and other trade barriers and restrictions, instability in the global banking system, a prolonged shutdown of the U.S. federal government, geopolitical instability or the possibility of an economic downturn or recession or other macroeconomic factors; the impact of ongoing supply chain disruptions (including tariffs) and inflationary cost pressures, including increased materials, labor, energy, and transportation costs and decreased discretionary consumer spending; our ability to successfully implement and realize the anticipated benefits of our strategic plan; our ability to successfully anticipate consumer trends; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions, including the impacts of tariffs and other trade barriers and restrictions and resulting volatility in the financial, capital and bond markets, and other economic factors; supply costs and expectations, including the continued availability of sufficient products from our suppliers, risks related to relying on foreign suppliers, and the potential impact of the Russia-Ukraine, Israel/Hamas and other geopolitical conflicts on, among other things, product availability and pricing and timing and cost of deliveries; the impact of U.S. trade tensions, including increased tariffs and retaliatory measures imposed by foreign governments; our expectations with respect to ongoing compliance with the terms of the Credit Agreement (as defined below), including fluctuating interest rates; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental requirements; the impact of corporate citizenship; labor shortages and our expectations regarding the effects of employee recruiting, training, mentoring, and retention on our business; tax-related risks; the potential impact of cybersecurity breaches or disruptions to our management information systems or to third-party information technology systems upon which we rely; widespread outages, interruptions or other failures of operational, communication, or other systems; our ability to successfully implement our information technology and other digital initiatives; our ability to effectively manage our online sales; costs and adequacy of insurance; the potential impact of natural disasters and other catastrophic events; risks inherent in operating as a holding company; our ability to maintain effective internal control over financial reporting; the potential outcome of any legal proceedings; risks related to ownership of our common stock; and those factors set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.

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

Recent Developments

As previously disclosed, the Independent Transaction Committee (the “Transaction Committee”) of the Board of Directors of the Company (the “Board”) comprised of independent directors has recommended, and the Board has approved, a plan to delist its shares of common stock from trading on the Nasdaq Stock Market LLC, suspend its duty to file periodic reports and other information with the U.S. Securities and Exchange Commission (the “SEC”), and to terminate the registration of its common stock under the federal securities laws following the completion of a proposed reverse stock split, immediately followed by a forward stock split, subject to obtaining the requisite approval of the Company’s stockholders at a special meeting of the Company’s stockholders (the “Special Meeting”), which is expected to be held in December 2025.

Specifically, the Transaction Committee recommended and the Board approved a transaction (the “Going Dark Transaction”) whereby the Company would effect a reverse stock split of the common stock at a ratio not less than 1-for-2,000 and not greater than 1-for-4,000 (the “Reverse Stock Split”), followed immediately by a forward stock split of the common stock at the same ratio but inverse (i.e., if the Reverse Stock Split were 1-for-3,000, then the Forward Stock Split would be 3,000-for-1) (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Stock Split”). As a result of the Reverse Stock Split, each share of common stock held by a stockholder of record owning immediately prior to the effective time fewer than the minimum number of shares, which, depending on the Stock Split ratio chosen by the Board, would be between 2,000 and 4,000 shares (the “Minimum Number”), would be converted into the right to receive $6.60 in cash (the “Cash-Out Price”), without interest, and such stockholders would no longer be stockholders of the Company. Stockholders owning a number of shares of common stock equal to or greater than the Minimum Number immediately prior to the effective time of the Reverse Stock Split (the “Continuing Stockholders”) would not be entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any. The Forward Stock Split, which would immediately follow the Reverse Stock Split, would reconvert whole shares and fractional share interests held by the Continuing Stockholders back into the same number of shares of the common stock held by such Continuing Stockholders immediately before the effective time of the Reverse Stock Split. As a result of the Forward Stock Split, the total number of shares of common stock held by a Continuing Stockholder would not change as a result of the Reverse Stock Split. The Company estimates that as of October 22, 2025, based on a mid-point Reverse Stock Split ratio of 1-for-3,000, approximately 1,307,000 shares of common stock would be cashed out in the Reverse Stock Split and the aggregate cost to the Company of the Going Dark Transaction would be approximately $8.6 million, plus transaction expenses, which are estimated to be approximately $523,000. The Company expects to use cash on hand together with borrowings under its line of credit under the Credit Agreement, if necessary, to fund the Cash-Out Price.

The primary purpose of the Reverse Stock Split is to enable the Company to reduce to and maintain the number of its record holders of common stock below 300. The Company is taking these steps to avoid the substantial cost and expense of being a public reporting company and to focus the Company's resources on enhancing long-term stockholder value. The Company anticipates savings of approximately $2.4 million on an annual basis as a result of the Going Dark Transaction.

The Board has determined the Going Dark Transaction is in the best interests of all the Company’s stockholders. The Company currently realizes none of the traditional benefits of public company status yet incurs all the significant annual expenses and indirect costs associated with being a public company. Without its public company status, the Company would have an ongoing cost structure befitting its current and foreseeable scale of operations and its management would be able to have an increased focus on core operations.

The Company filed a preliminary proxy statement on Schedule 14A on October 6, 2025. The Company intends to file a definitive proxy statement as soon as practicable. Subject to stockholder approval of the Reverse Stock Split at the Special Meeting, it is anticipated that the Reverse Stock Split would become effective shortly after the Special Meeting. Subject to receiving such stockholder approval, as soon as practicable after the Special Meeting, the Company expects to terminate the registration of its common stock with the SEC and de-list its common stock from the Nasdaq Stock Market LLC. As a result, at such time, (i) the Company would cease to file annual, quarterly, current, and other reports and documents with the SEC and (ii) our common stock would no longer be listed on the Nasdaq Stock Market LLC.

Even if the Stock Split is approved by stockholders at the Special Meeting, the Board may determine not to implement the Reverse Stock Split and complete the Going Dark Transaction if subsequently it determines that the Going Dark Transaction is not in the best interests of the Company and its stockholders.

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

In addition, there is meaningful uncertainty related to the confluence of different macroeconomic factors that could influence business conditions in the U.S. The Company continues to monitor the impacts of various macroeconomic factors, such as inflationary pressure, changes in monetary policy, decreasing consumer confidence and spending, the introduction of or changes in tariffs or trade barriers, employment rates, the ongoing U.S. federal government shutdown, and the potential for an economic downturn or recession. Such changes in macroeconomic conditions may lead to increased costs. Additionally, these macroeconomic trends could adversely affect the Company’s customers, which could impact their willingness to spend on the Company’s products and services, or their ability to make payments, which could negatively impact our financial results. While our risk expectation is that these different factors will moderate in the future, the timing and precise outlook for these improvements is uncertain, and we cannot predict the ultimate impact such factors will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments.

Overview and Recent Trends

We are a specialty retailer of man-made and natural stone tiles, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of high-quality products, exclusive designs, knowledgeable staff and exceptional customer service, in an extensive showroom environment with up to 50 full-room tiled displays. As of September 30, 2025, we operated 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

We serve customers who seek to undertake a wide range of projects; however, many end customers choose to work with us when they choose to remodel their home. Historically, we have monitored existing home sales trends as a leading indicator of demand in our industry. While existing home sales trends have moderated in recent quarters, the level of existing home sales remains at historically low levels. We believe this has resulted in lower levels of demand for home improvement products and has affected our store traffic. Our comparable store sales decreased by 1.4% and 3.0% during the three and nine months ended September 30, 2025, respectively, due to lower levels of traffic in our stores.

Our gross margin rate decreased by (360) basis points to 62.9% during the third quarter of 2025 as compared to 66.5% during the third quarter of 2024. The decrease in gross margin rate was primarily due to an increase in product costs, an increase in customer delivery expenses and higher levels of discounting during the third quarter of 2025.

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

Selling, general and administrative expenses decreased $1.7 million, or 3.1%, from $56.0 million in the third quarter of 2024 to $54.2 million in the third quarter of 2025. The decrease was due to a $1.0 million reduction in selling, general and administrative expenses associated with the closure of our New Jersey and Wisconsin distribution centers, a $0.6 million decrease in wages associated with a reduction in staffing levels at our corporate offices and a $0.3 million decrease in variable compensation expenses. Excluding the impact of the New Jersey and Wisconsin distribution center closures, depreciation expense decreased an additional $0.5 million. These factors were partially offset by a $0.6 million increase in professional service expenses associated with the proposed delisting and deregistration of the Company as well as other legal expenses.

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

In addition, we closed one store during the second quarter of 2025 and a second store during the third quarter of 2025 at the end of each store’s lease term. We did not incur any material asset impairment or severance costs in connection with the store closures.

On July 4, 2025, the President signed H.R. 1, the OBBBA into law. The OBBBA permanently extends several provisions of the TCJA that were previously scheduled to expire, including, but not limited to, the immediate expensing of qualified property under bonus depreciation. In addition, the OBBBA introduces modifications to various U.S. corporate tax provisions, such as changes to interest expense limitations, the treatment of research and development expenditures, and the international tax regime. The Company has completed an evaluation of the OBBBA and determined that the enacted changes do not have a material impact on the Company’s income tax provision for the quarter ended September 30, 2025. The Company will continue to monitor future regulatory guidance and assess the potential impact of any subsequent developments related to the OBBBA.

During the nine months ended September 30, 2025, we generated $11.3 million of operating cash flow, which was used to fund $7.9 million of capital expenditures. Cash and cash equivalents increased by $3.1 million from $21.0 million on December 31, 2024 to $24.1 million on September 30, 2025. As of September 30, 2025, we had no borrowings outstanding on our line of credit.

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

Results of Operations

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

	($ in thousands)
	2025	% of sales(1)	2024	% of sales
Net sales	$83,064	100.0%	$84,505	100.0%
Cost of sales	30,785	37.1%	28,277	33.5%
Gross profit	52,279	62.9%	56,228	66.5%
Selling, general and administrative expenses	54,245	65.3%	55,978	66.2%
(Loss) Income from operations	(1,966)	(2.4)%	250	0.3%
Interest income/(expense), net	4	0.0%	(71)	(0.1)%
(Loss) Income before income taxes	(1,962)	(2.4)%	179	0.2%
Benefit (Provision) for income taxes	348	0.4%	(138)	(0.2)%
Net (loss) income	$(1,614)	(1.9)%	$41	0.0%

(1) Amounts do not foot due to rounding.

Net Sales Net sales for the third quarter of 2025 decreased $1.4 million, or 1.7%, compared with the third quarter of 2024. Sales decreased at comparable stores by 1.4% during the third quarter of 2025 compared to the third quarter of 2024, primarily due to a decrease in traffic.

Gross Profit Gross profit decreased $3.9 million, or 7.0%, in the third quarter of 2025 compared to the third quarter of 2024. The gross margin rate was 62.9% and 66.5% during the third quarter of 2025 and 2024, respectively. The decrease in the gross margin rate was primarily due to an increase in product costs, an increase in customer delivery expenses and higher levels of discounting during the third quarter of 2025.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses decreased $1.7 million, or 3.1%, from $56.0 million in the third quarter of 2024 to $54.2 million in the third quarter of 2025. The decrease was due to a $1.0 million reduction in selling, general and administrative expenses associated with the closure of our New Jersey and Wisconsin distribution centers, a $0.6 million decrease in wages associated with a reduction in staffing levels at our corporate offices and a $0.3 million decrease in variable compensation expenses. Excluding the impact of the New Jersey and Wisconsin distribution center closures, depreciation expense decreased an additional $0.5 million. These factors were partially offset by a $0.6 million increase in professional service expenses associated with the proposed delisting and deregistration of the Company as well as other legal expenses.

Provision for Income Taxes The benefit (provision) for income taxes for the third quarter of 2025 and 2024 was $0.3 million and ($0.1) million, respectively. The change in the provision for income taxes was primarily due to taxable income in 2024 and a pretax loss in 2025. Our effective tax rate was 17.7% and 77.0% in the third quarter of 2025 and 2024, respectively. The decrease in the effective tax rate was largely due to the impact of permanent differences relative to the pretax income or pretax loss generated in each period.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

	($ in thousands)
	2025	% of sales	2024	% of sales
Net sales	$259,333	100.0%	$267,617	100.0%
Cost of sales	92,142	35.5%	90,739	33.9%
Gross profit	167,191	64.5%	176,878	66.1%
Selling, general and administrative expenses	168,535	65.0%	172,494	64.5%
(Loss) Income from operations	(1,344)	(0.5)%	4,384	1.6%
Interest income/(expense), net	52	0.0%	(294)	(0.1)%
(Loss) Income before income taxes	(1,292)	(0.5)%	4,090	1.5%
Benefit (Provision) for income taxes	242	0.1%	(1,141)	(0.4)%
Net (loss) income	$(1,050)	(0.4)%	$2,949	1.1%

Net Sales Net sales for the nine months ended September 30, 2025 decreased $8.3 million, or 3.1%, compared with the nine months ended September 30, 2024. Sales decreased at comparable stores by 3.0% during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024, primarily due to a decrease in store traffic.

Gross Profit Gross profit for the nine months ended September 30, 2025 decreased $9.7 million, or 5.5%, compared with the nine months ended September 30, 2024. The gross margin rate was 64.5% and 66.1% for the nine months ended September 30, 2025 and

2024, respectively. The decrease in the gross margin rate was primarily due to an increase in product costs, an increase in customer delivery expenses and higher levels of discounting.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses for the nine months ended September 30, 2025, decreased $4.0 million, or 2.3%, compared with the nine months ended September 30, 2024. The decrease was due to a $1.7 million reduction in selling, general and administrative expenses associated with the closure of our New Jersey and Wisconsin distribution centers, a $1.4 million decrease in wages associated with a reduction in staffing levels at our corporate offices, and a $1.2 million decrease in medical expenses. Excluding the impact of the New Jersey and Wisconsin distribution center closures, depreciation expense decreased an additional $1.8 million. These factors were partially offset by a $0.8 million increase in professional services, a $0.6 million increase in IT costs and a $0.5 million increase in display supply expenses.

Provision for Income Taxes The benefit (provision) for income taxes decreased $1.4 million for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 due to a decrease in taxable income. Our effective tax rate for the nine months ended September 30, 2025 and 2024 was 18.7% and 27.9%, respectively. The decrease in the effective tax rate was largely due to the impact of permanent differences relative to the pretax income or pretax loss generated in each period.

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

The reconciliation of Adjusted EBITDA to net (loss) income for the three and nine months ended September 30, 2025 and 2024 is as follows:

	($ in thousands)
	Three Months Ended
	September 30,
	2025	% of sales(1)	2024	% of sales
Net (loss) income	$(1,614)	(1.9)%	$41	0.0%
Interest (income)/expense, net	(4)	(0.0)%	71	0.1%
(Benefit) Provision for income taxes	(348)	(0.4)%	138	0.2%
Depreciation and amortization	3,711	4.5%	4,458	5.3%
Stock based compensation	296	0.4%	336	0.4%
Adjusted EBITDA	$2,041	2.5%	$5,044	6.0%

(1) Amounts do not foot due to rounding.

	($ in thousands)
	Nine Months Ended
	September 30,
	2025	% of sales	2024	% of sales
Net (loss) income	$(1,050)	(0.4)%	$2,949	1.1%
Interest (income)/expense, net	(52)	(0.0)%	294	0.1%
(Benefit) Provision for income taxes	(242)	(0.1)%	1,141	0.4%
Depreciation and amortization	11,906	4.6%	13,802	5.2%
Stock based compensation	981	0.4%	1,008	0.4%
Adjusted EBITDA	$11,543	4.5%	$19,194	7.2%

The calculation of pretax return on capital employed is as follows:

	($ in thousands)
	September 30,
	2025(1)	2024(1)
(Loss) Income from Operations (trailing twelve months)	$(2,651)	$5,854

Total Assets	320,987	321,398
Less: Accounts payable	(25,202)	(22,726)
Less: Income tax payable	(50)	(643)
Less: Other accrued liabilities	(27,653)	(30,820)
Less: Lease liability	(140,115)	(140,503)
Less: Other long-term liabilities	(4,831)	(4,952)
Capital Employed	$123,136	$121,754

Pretax Return on Capital Employed	(2.2)%	4.8%

(1) Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal liquidity requirements have been for working capital and capital expenditures. Our principal sources of liquidity are $24.1 million of cash and cash equivalents at September 30, 2025, our cash flow from operations, and borrowings available under our Credit Agreement. We expect to use this liquidity for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

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

The Credit Agreement is secured by virtually all our assets, including but not limited to inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. We were in compliance with the covenants as of September 30, 2025.

We had no borrowings outstanding on our line of credit as of September 30, 2025. We have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. As of September 30, 2025, standby letters of credit totaled $1.2 million.  As of September 30, 2025, there was $73.8 million available for borrowing on the revolving line of credit, which may be used for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

We believe that our cash flow from operations, together with our existing cash and cash equivalents and borrowings available under our Credit Agreement, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months and our long-term liquidity requirements.

Capital Expenditures

Capital expenditures were $7.9 million and $11.8 million for the nine months ended September 30, 2025 and 2024, respectively. Capital expenditures in 2025 were primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Cash Flows

The following table summarizes our cash flow data for the nine months ended September 30, 2025 and 2024.

	(in thousands)
	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$11,257	$28,511
Net cash used in investing activities	(7,785)	(11,661)
Net cash used in financing activities	(284)	(481)

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2025 was $11.3 million compared with $28.5 million during the nine months ended September 30, 2024. The decrease was primarily attributable to a decrease in net income and other working capital changes.

Investing activities

Net cash used in investing activities totaled $7.8 million for the nine months ended September 30, 2025 compared with $11.7 million for the nine months ended September 30, 2024. Cash used in investing activities during the nine months ended September 30, 2025 was primarily due to investments in store remodels, merchandising, distribution and information technology assets.

Financing activities

Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2025 compared with $0.5 million for the nine months ended September 30, 2024. The decrease in cash outflows for financing activities from the nine months ended September 30, 2024 to nine months ended September 30, 2025 relates to the impact of employee shares withheld for employee stock award vestings.

Cash and cash equivalents totaled $24.1 million at September 30, 2025 compared with $21.0 million at December 31, 2024. Working capital was $43.7 million at September 30, 2025 compared with $41.4 million at December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024, includes a discussion of our risk factors. Except as set forth below, there have been no material changes in the risk factors described in such report.

Subject to stockholder approval at the Special Meeting, the Board has approved a plan to effectuate a reverse/forward stock split to reduce the number of record holders of the Company’s common stock and to delist and terminate the registration of the Company’s common stock under the Exchange Act.

If the proposed reverse/forward stock split is effected, the Company intends to delist and terminate the registration of its common stock under the Exchange Act. Following deregistration, the Company will no longer file annual reports on Form 10-K, quarterly reports on Form 10-Q, o current reports on Form 8-K. Accordingly, there will be significantly less information regarding the Company available to stockholders and potential investors. In addition, the Company will no longer be subject to the provisions of the Sarbanes-Oxley Act and certain of the liability provisions of the Exchange Act, although the Company will still be subject to the antifraud provisions of the Exchange Act and any applicable state securities laws. Following deregistration, the Company’s executive officers, directors and 10% stockholders will no longer be required to file reports relating to their transactions in the common stock with the SEC. In addition, the Company’s executive officers, directors and 10% stockholders will no longer be subject to the recovery of short-swing profits provision of the Exchange Act, and persons acquiring 5% of the common stock will no longer be required to report their beneficial ownership under the Exchange Act. In addition, as soon as practicable following the effective time of the reverse/forward stock split, the Company plans to delist its common stock from the Nasdaq Stock Market LLC. Any trading in our common stock after the delisting and deregistration would only occur in privately negotiated sales or potentially on the OTC Pink Market, if one or more brokers chooses to make a market for our common stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. The lack of public information and increased illiquidity will make trading in our shares of common stock more difficult, which may cause the value of our common stock to decrease.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(in thousands) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	17,795	(1)	$0.00	-	$-
August 1, 2025 - August 31, 2025	-		-	-	-
September 1, 2025 - September 30, 2025	46,434	(2)	0.00	-	-
	64,229		$0.00	-	$-

(1) We cancelled 17,795 shares that were forfeited when vesting conditions were not met, in accordance with the terms of the 2021 Omnibus Equity Compensation Plan and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(2) We cancelled 46,434 shares that were forfeited when vesting conditions were not met, in accordance with the terms of the 2021 Omnibus Equity Compensation Plan and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

+ Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILE SHOP HOLDINGS, INC.

Dated: November 4, 2025	By:	/s/ CABELL H. LOLMAUGH
Cabell H. Lolmaugh
Chief Executive Officer

Dated: November 4, 2025	By:	/s/ MARK B. DAVIS
Mark B. Davis
Chief Financial Officer