Form 10-K
period 2025-12-31
TILE SHOP HOLDINGS, INC.
filed 2026-02-26
CIK 1552800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately: $180,796,318.

As of February 23, 2026, the registrant had 39,821,741 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On December 17, 2025, Tile Shop Holdings, Inc. (the “Company”) filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist the Company’s common stock (the “common stock”) from trading on The Nasdaq Stock Market LLC (“Nasdaq”). On December 27, 2025, the Company’s common stock ceased trading on Nasdaq and is currently quoted on The OTC Markets Pink Limited under the symbol “TTSH.” On January 2, 2026, the Company filed a Form 15 with the SEC to terminate the registration of the common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and suspend the Company’s duty to file reports under Section 15(d) of the Exchange Act. The Company is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 to satisfy its remaining reporting obligation for the fiscal year ended December 31, 2025. The Company does not intend, and does not expect that it will be required, to file current or periodic reports with the SEC following the filing of this Annual Report on Form 10-K.

TILE SHOP HOLDINGS, INC. FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

The Tile Shop, LLC (“The Tile Shop”) was founded in 1985 and Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, including The Tile Shop, the “Company” or “we”) was incorporated in Delaware in June 2012. We are a specialty retailer of man-made and natural stone tiles, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. Our assortment includes over 6,000 products from around the world. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, metal and luxury vinyl tile. The majority of our tile products are sold under our proprietary Rush River and Fired Earth brand names. We purchase our tile products, accessories and tools directly from our global network of suppliers. We manufacture our own setting and maintenance materials, such as thinset, grout and sealer, under our Superior brand name, as well as work with other suppliers to manufacture private label products. As of December 31, 2025, we operated 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

Our net sales and loss from operations were $336.8 million and $5.8 million, respectively, for the year ended December 31, 2025. As of December 31, 2024 and 2023, net sales were $347.1 million and $377.1 million, respectively, and our income from operations were $3.5 million and $16.2 million, respectively. As of December 31, 2025 and 2024, we had total assets of $301.7 million and $319.6 million, respectively.

On December 3, 2025, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting the holders of the Company’s issued and outstanding shares of the Company’s common stock, par value $0.0001 per share (the “common stock”), entitled to vote approved, by a majority of the votes cast at the Special Meeting, an amendment to the Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”) to effect a reverse stock split of the common stock, a ratio not less than 1-for-2,000 and not greater than 1-for-4,000 (the “Reverse Stock Split”), followed immediately by a forward stock split of the common stock at the same ratio, but inverse (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Stock Splits”). The Company’s Board of Directors (the “Board” or “Board of Directors”) determined to effectuate (i) the Reverse Stock Split at a ratio of 1-for-3,000 and (ii) the Forward Stock Split at a ratio of 3,000-for-1 (collectively, the “Stock Split Ratios). At the direction of the Board, on December 15, 2025, the Company filed the certificates of amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split at 5:01 p.m., followed immediately by the Forward Stock Split at 5:02 p.m., respectively, on that day.

As a result of the Reverse Stock Split, each share of common stock held by a stockholder of record owning immediately prior to the effective time fewer than the minimum number of shares, which, based on the Stock Split ratio chosen by the Board is 3,000 shares (the “Minimum Number”), was converted into the right to receive $6.60 in cash, without interest (the “Cash Payment”), per whole share and such stockholders are no longer stockholders of the Company. Stockholders owning a number of shares of common stock equal to or greater than the Minimum Number immediately prior to the effective time of the Reverse Stock Split (the “Continuing Stockholders”) were not entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any. The Forward Stock Split, which immediately followed the Reverse Stock Split, reconverted whole shares and fractional share interests held by the Continuing Stockholders back into the same number of shares of the common stock held by such Continuing Stockholders immediately prior to the effective time. As a result of the Forward Stock Split, the total number of shares of common stock held by a Continuing Stockholder did not change as a result of the Reverse Stock Split. Following the completion of the Reverse Stock Split, the Company paid an aggregate of approximately $32.2 million to stockholders of record owning fewer than 3,000 shares of common stock immediately prior to the effective time of the Reverse Stock Split (the “Cashed-Out Stockholders”), including stockholders who held fewer than 3,000 shares of common stock through banks and brokers.

The Reverse Stock Split reduced the number of record holders of the Company’s common stock to a number below 300 (i.e., the level at or above which the Company was required to file reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The actions the Company took to suspend, and the events that occurred as a result of such actions that had the effect of suspending, the Company’s reporting obligations under the Exchange Act, including effectuating the Stock Splits, delisting the Company’s common stock from trading on The Nasdaq Stock Market LLC (“Nasdaq”), terminating the registration of the Company’s common stock under Sections 12(b) and 12(g) of the Exchange Act and suspending the Company’s reporting obligations under Section 15(d) of the Exchange Act, are collectively referred to as the “Transaction.” The Stock Splits were undertaken as part of the Company’s plan to give effect to the Transaction.

As a result of the Transaction, the Company is no longer subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company, including requirements under the Sarbanes-Oxley Act of 2002 and the listing standards of any national securities exchange. Following the filing of this Annual Report on Form 10-K for the year ended December 31, 2025, therefore, the Company will cease to file annual, quarterly, current, and other reports and documents with the SEC.

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

Centralized Distribution System – We service our store locations from three distribution centers. Our distribution centers, located in Michigan, Oklahoma, and Virginia, are located to cost effectively service our existing stores.

Strategic Plan

We are committed to carrying an outstanding assortment, offering unsurpassed customer service, and showcasing excellence within our industry. These principles have always been core to our strategy and will continue to be as we move into 2026.

Key elements of our 2026 strategy include:

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

Assortment Management – We curate an industry leading assortment, which is a foundational aspect of our strategy. Our assortment includes good, better, and best options for our customers within each of the product categories we carry in our stores and online. We continue to focus on maintaining an assortment that differentiates our brand.

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

Our website, TileShop.com, supplements our store experience and is designed for consumers to learn about our brand, our value propositions, and our product assortment, installation techniques and additional customer room gallery design inspiration. Our website also gives our customers the ability to complete a purchase online.

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

Products

We offer an extensive and complete assortment of natural stone, man-made and luxury vinyl tile products, sourced directly from our suppliers. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, metal and luxury vinyl tile. Our wide assortment of accessories, including trim pieces, mosaics, pencils, listellos, and other unique products, encourages our customers to make a fashion statement with their tile project and helps us to deliver a high level of customer satisfaction and drive repeat business. We also offer a broad range of setting and maintenance materials, such as thinset, grout, sealers, and accessories, including installation tools, shower and bath shelves, drains, and similar products. We also offer customers delivery service through third-party freight providers. We sell most of our products under our proprietary brand names, including Superior Adhesives & Chemicals, Superior Tools & Supplies, Rush River, and Fired Earth. In total, we offer over 6,000 different tile products, setting and maintenance materials, and accessory products. The percentage of our net sales represented by each product category was as follows for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Man-made tiles	56%	54%
Natural stone tiles	19	21
Setting and maintenance materials	15	15
Accessories	8	8
Delivery service	2	2
	100%	100%

Suppliers

We have long-standing relationships with our suppliers throughout the world and work with them to design and manufacture products exclusively for us. We believe that these direct relationships differentiate us from our competitors.

We currently purchase tile products from approximately 200 different suppliers. Our top ten tile suppliers accounted for 43.3% of our purchases in 2025. Our largest supplier accounted for approximately 12.7% of our total purchases in 2025. We believe that alternative and competitive suppliers are available for many of our products. The percentage of our total purchases from the following continents was as follows for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
North America	44%	41%
Europe	31	32
Asia	17	20
South America	7	6
Africa	1	1
	100%	100%

Our inventory balance increased by $3.1 million from $86.3 million to $89.4 million as of December 31, 2024 and December 31, 2025, respectively. The increase in inventory is due to an increase in the costs of products acquired over the last year, which was due in part to an increase in tariffs paid on tile products acquired outside of the United States, as well as the addition of several new product lines over the course of the last year.

Distribution and Order Fulfillment

We take possession of our products in the country of origin and arrange for transportation to our three distribution centers located in Michigan, Oklahoma, and Virginia. We also manufacture many of our setting and maintenance materials in our distribution centers. We maintain a large inventory of products in order to quickly fulfill customer orders.

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

Human Capital

We believe that our employees are our strongest competitive advantage and the high-quality service that they provide sets us apart from others in our industry. As of December 31, 2025, we had 1,196 employees, 981 of whom were full-time and none who were represented by a union. This includes 924 employees who work in our stores, 85 who work in corporate, store support, infrastructure or similar functions, and 187 who work in our distribution and manufacturing facilities.

The Company’s Board of Directors, through its Compensation Committee, provides oversight of human capital matters and reviews the Company’s compensation and benefits programs, as well as management development and succession planning practices and strategies.

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

ITEM 1A. RISK FACTORS

The following are material factors known to us that could adversely affect our business, financial condition, or operating results, as well as adversely affect the value of an investment in our common stock. These risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements. Although the risks are organized by headings and each risk is discussed separately, many are interrelated. All forward-looking statements made by us are qualified by the risks described below. Disclosures of risks should not be interpreted to imply that the risks have not already materialized, and there may be additional risks that are not presently material or known. You should carefully consider each of the following risks and all other information set forth in this report.

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

Risks Related to our Business, Operations and Financial Condition

Numerous economic factors, including inflation, trade policy, our exposure to the U.S. housing industry, and an economic recession or downturn, or a downturn in the U.S. housing industry, could adversely affect us.

Our results of operations are sensitive to changes in macroeconomic conditions that affect consumer spending, including discretionary spending, especially as a substantial portion of the products we offer are products that consumers may view as discretionary items rather than necessities. An overall decline in the health of the economy, the tile industry, consumer confidence and spending, and the housing market, including as a result of high inflation or fluctuating interest rates, tariffs and other trade barriers and restrictions, instability in the global banking system, ongoing supply chain disruptions, unemployment rates, labor shortages, geopolitical instability and/or the possibility of an economic downturn or recession or other macroeconomic factors could adversely impact our business, financial condition and operating results. In addition, difficult macroeconomic conditions also affect our customers’ ability to obtain consumer credit.

The U.S. government announced new global trade tariffs on imports to the U.S. during fiscal 2025, including additional tariffs on various countries from which the Company directly or indirectly imports products. In response, several countries have imposed or threatened reciprocal tariffs on imports from the U.S. and other measures. Various modifications to the U.S. tariffs have been announced, and further changes are expected to be made in the future, including in response to litigation. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. This decision introduces uncertainty regarding potential refund processes and further uncertainty regarding future trade policy actions and could affect the Company’s cost structure and supply chain planning. The ultimate impact of tariffs and other trade policies on the Company’s business will depend on several factors, including future measures implemented by the U.S. government and the governments of other countries, the overall magnitude and duration of these measures, and the Company’s ability to mitigate effects, which could include higher import costs. Accordingly, the Company’s financial position or results of operations may be adversely influenced by political, economic, legal, compliance, social and business conditions in the U.S. and in other countries.

The Company continues to monitor the impacts of various macroeconomic factors, such as inflationary pressure, changes in monetary policy, decreasing consumer confidence and spending, political and social unrest, the introduction of or changes in tariffs or trade barriers, employment rates, and the potential for an economic downturn or recession. Such changes in macroeconomic conditions may lead to increased costs. Additionally, these macroeconomic trends could adversely affect the Company’s customers, which could impact their willingness to spend on the Company’s products and services, or their ability to make payments, which could negatively impact our financial results. While our risk expectation is that these different factors will moderate in the future, the timing and precise outlook for these improvements is uncertain, and we cannot predict the ultimate impact such factors will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments.

In addition, we believe that our tile sales are affected by the strength of the U.S. housing industry, and downturns in the U.S. housing industry could have a material adverse effect on our financial results, business, and prospects. The housing industry depends on a number of factors that are beyond our control, including interest rates, inflation, tax policy, trade policy, employment levels, consumer confidence, credit availability, real estate prices, home-price appreciation, existing home sales, demographic trends, weather conditions, natural disasters and general economic conditions. Any one or a combination of these factors could result in decreased demand for our products, reduce spending on homebuilding or remodeling of existing homes or cause purchases of new and existing homes to decline, which could adversely affect our business, financial condition, and operating results.

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

We entered into a revolving credit facility with JPMorgan Chase Bank, N.A. on September 30, 2022. As of December 31, 2025, we had borrowings outstanding of $25.0 million on our revolving line of credit and had $48.8 million available for future borrowings. The terms of our credit facility could limit our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements, expansion strategy, or other needs, which could increase our vulnerability to, and reduce our flexibility in planning for, adverse changes in economic, industry, and competitive conditions.

Our credit facility contains negative covenants that limit our ability to engage in specified types of transactions, including, among other things, our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. A breach of any of these covenants (not otherwise waived or amended) could result in an event of default under our credit facility, which would allow the lender to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit or seek amendments to our debt agreements that would provide for terms more favorable to our lenders, which we may have to accept under the circumstances.

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

The threat or occurrence of one or more natural disasters or other extreme weather events, the nature, frequency and severity of which may be negatively impacted by climate change, and the threat or outbreak of terrorism, civil unrest, banking instability, tariffs and other trade barriers or restrictions, political instability, a public health crisis, or other adverse events could materially adversely affect our financial performance. Such events have in the past, and may in the future, disrupt supply chains, resulting in increased costs and shipping delays, increase costs of energy and raw materials, and result in damage to, or destruction or closure of, our stores, distribution centers and other properties or those of our suppliers, customers and other business partners, as well as injuries or loss of life. Such events can also adversely affect our work force and prevent employees and customers from reaching our stores and other properties, can modify consumer purchasing patterns and decrease disposable income, and can disrupt or disable portions of our supply chain and distribution network.

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

Sustainability policies and practices could result in additional costs, and could adversely impact our reputation, consumer perception, employee retention, and willingness of third parties to do business with us.

If our sustainability policies and practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, human capital management, employee health and safety practices, corporate governance and transparency and employing sustainability strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us. At the same time, there also exists anti-environmental, social and governance, including anti-diversity, equity and inclusion, sentiment among certain stakeholders and government institutions, and we may face scrutiny, reputational risk, lawsuits or market access restrictions from these parties. The effects of climate change and increased focus by stakeholders on sustainability matters could have short- and long-term impacts on our business, operations and reputation. Inconsistency of legislation and regulations among jurisdictions, including anti-environmental, social and governance policies or legislation, and any additional regulations may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future sustainability-related legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change where we operate.

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

We source the products that we stock and sell from approximately 200 domestic and international suppliers. We source a large number of those products from foreign manufacturers, including 43.3% of our products from a group of ten suppliers located in Asia, Europe and the United States during 2025. Our largest supplier accounted for approximately 12.7% of our total purchases in 2025. We generally take title to these products sourced from foreign suppliers overseas and are responsible for arranging shipment to our distribution centers.

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

Our success is due in part to our ability to deliver products quickly to our customers, which requires successful planning and distribution infrastructure, including ordering, transportation and receipt processing, and the ability of suppliers to meet distribution requirements. Our ability to maintain this success depends on the continued identification and implementation of improvements to our planning processes, distribution infrastructure, and supply chain. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant, and any failure to maintain, grow, or improve them could adversely affect our operating results. Our business has been, and could continue to be, adversely affected as a result of delays in product shipments due to freight difficulties, strikes, or other difficulties at our suppliers’ principal transport providers, or otherwise, including as a result of ongoing supply chain disruptions and labor shortages and tariffs and other trade barriers and restrictions.

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

We are involved in legal proceedings from time to time and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business, financial condition and results of operations.

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

In order to better manage our business, we have invested in, and expect to continue to invest in, our information systems. In doing so, we work to select the correct investments and implement them in an efficient manner, but may be unable to do so effectively or at all. The costs, potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations. For instance, we may experience occasional system interruptions and delays, as a result of routine maintenance, periodic updates, implementation of new technology or other factors, that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties. Furthermore, these initiatives might not provide the anticipated benefits or provide them in a delayed or unexpectedly costly manner. Accordingly, issues relating to our selection and implementation of information technology initiatives may negatively impact our business and operating results.

Risks Related to Ownership of Our Common Stock

Our common stock is no longer listed on Nasdaq and we have terminated the registration of our common stock under Section 12(b) and 12(g) of the Exchange Act and suspended our reporting obligations under Section 15(d) of the Exchange Act, which may have an adverse effect on the liquidity of our common stock and the availability of information about the Company and our business and results of operations.

Following the Transaction, we voluntarily delisted our common stock from Nasdaq and terminated its registration under Sections 12(b) and 12(g) of the Exchange Act and suspended our duty to file reports thereunder. As a result:

•Except for filing this Annual Report on Form 10-K, we have ceased filing annual, quarterly, current, and other reports and documents with the SEC, and our stockholders will have significantly less information about us and our business, operations, and financial performance than they previously had. While we currently intend to make financial information available to our stockholders on a voluntary basis, there is no assurance that we will continue to do so in the future. We will continue to hold stockholder meetings as required under Delaware law, including annual meetings, but we will no longer have to comply with proxy solicitation rules and related disclosure requirements under the Exchange Act.

•The common stock is no longer listed on Nasdaq, which may have an adverse effect on the liquidity of our common stock. Effective December 29, 2025, our common stock is quoted on The OTC Markets Pink Limited (the “OTC”). Any trading in our common stock will only occur in privately negotiated sales and on the OTC, but only if one or more brokers choose to make a market for our common stock on the OTC and comply with applicable regulatory requirements. This may adversely affect the liquidity of our common stock, result in a significantly increased spread between the bid and asked prices of our common stock, and there is no guarantee that a broker will continue to make a market in our common stock or that trading of our common stock will continue on the OTC or otherwise. The price of our common stock may experience extensive volatility. Additionally, the overall price of our stock may be significantly reduced due to the potential that investors may view the investment as inherently riskier given the fact that publicly available information about us will be significantly more limited, as well as due to possible limited liquidity of our common stock.

•We are no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company, including requirements under the Sarbanes-Oxley Act of 2022 and the listing standards of any national securities exchange.

•Our executive officers, directors, and 10% stockholders are no longer required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors, and 10% stockholders are no longer subject to the recovery of profits provision of the Exchange Act, and persons acquiring 5% of our common stock will no longer be required to report their beneficial ownership under the Exchange Act.

•We have no ability to access the public capital markets or to use public securities in attracting and retaining executives and other employees, and we will have a decreased ability to use stock to acquire other companies.

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

Our directors and executive officers, together with their affiliates, beneficially hold approximately 73% of our outstanding shares of common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our securities.

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

In addition, the Company’s information security/cybersecurity program is managed by the Manager of Infrastructure and Security, who is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Manager of Infrastructure and Security and Chief Information Officer provide periodic reports to our Board and Audit Committee as well as our Chief Executive Officer and other members of our senior management as appropriate. We have also established cross-functional teams to collaborate and communicate on cybersecurity-related issues. The reports to management include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. The Incident Response Team, which includes the Chief Information Officer, Manager of Infrastructure and Security, Chief Financial Officer and key operational leaders, is regularly engaged to discuss cybersecurity risks and to review the Company’s preparations for any security events. The Incident Response Team will notify the Board of Directors of any critical events as defined in the Incident Response Plan. Additionally, the Chief Information Officer regularly engages the Board representative with cybersecurity experience to identify Board-level needs for education and communication.

The Chief Information Officer holds an undergraduate degree in computer science and has served in various roles in information technology for over 30 years, including serving as a senior technology leader or Chief Information Officer of two public companies and two private equity-owned firms. The Chief Information Officer has prior experience supporting organizations that have experienced cybersecurity events and continues to learn more about the current trends and risks by partnering with third parties.

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

ITEM 2. PROPERTIES

As of December 31, 2025, we operated 140 stores located in 31 states and the District of Columbia with an average square footage of approximately 20,000 square feet. The table below sets forth the store locations (alphabetically by state) of our 140 stores in operation as of December 31, 2025.

State	Stores	State	Stores	State	Stores	State	Stores
Arizona	4	Illinois	12	Minnesota	7	Oklahoma	2
Arkansas	1	Indiana	4	Missouri	4	Pennsylvania	5
Colorado	5	Iowa	1	Nebraska	1	Rhode Island	1
Connecticut	3	Kansas	1	New Jersey	7	South Carolina	2
Delaware	1	Kentucky	3	New Mexico	1	Tennessee	4
District of Columbia	1	Maryland	5	New York	7	Texas	16
Florida	5	Massachusetts	4	North Carolina	5	Virginia	6
Georgia	4	Michigan	7	Ohio	8	Wisconsin	3
						Total	140

We lease all of our stores. Our approximately 15,000 square foot headquarters in Plymouth, Minnesota is attached to our store. We own three regional facilities used for distribution of purchased product and manufacturing of setting and maintenance materials, located in Ottawa Lake, Michigan; Ridgeway, Virginia; and Durant, Oklahoma, which consist of 271,000, 134,000, and 260,000 square feet, respectively. We lease an additional 100,000 square feet of warehouse space near our Ridgeway, Virginia distribution center.

In response to the challenges faced in our industry and continued pressure on our topline results, during 2024, we took steps to close our distribution center located in Dayton, New Jersey that is 163,000 square feet, and have entered into two sublease agreements for this space. Our lease of the distribution space in Dayton, New Jersey expires in September 2026. In addition, during 2025, we closed, and in February 2026, we sold, our former distribution center in Spring Valley, Wisconsin that was 69,000 square feet.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock previously traded on Nasdaq under the symbol “TTSH” through December 26, 2025. Beginning December 29, 2025, our common stock has been quoted on the OTC under the symbol “TTSH”; as such, there is currently no established trading market for our common stock. Between December 29, 2025 and December 31, 2025, the highest bid price of our common stock was $3.65, and the lowest bid price of our common stock was $2.96. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions or the value of our securities.

As of February 23, 2026, we had approximately 36 holders of record of our common stock. This figure does not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

As of February 23, 2026, we had 39,821,741 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

As a result of the Reverse Stock Split, the Cashed-Out Stockholders received $6.60, without interest, in cash for each whole share of common stock held by such stockholder at the effective time of the Reverse Stock Split, and such stockholder was no longer a stockholder of the Company. The Company paid an aggregate of approximately $32.2 million for 4,875,290 shares of our common stock in connection with the Reverse Stock Split.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	-		$-		-	-
November 1, 2025 - November 30, 2025	-		-		-	-
December 1, 2025 - December 31, 2025	4,893,260	(1)	6.58	(1)	-	-
Total	4,893,260		$6.58		-	-

(1)We cancelled 17,970 shares that were forfeited when vesting conditions were not met, in accordance with the terms of the 2021 Omnibus Equity Compensation Plan and the related award agreements. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. We also paid cash in lieu of fractional shares for 4,875,290 shares of our common stock as a result of the Reverse Stock Split for $6.60 per pre-Reverse Stock Split share, or approximately $32.2 million in the aggregate.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than is included in the following discussion. This report contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “target,” “will,” “will likely result,” “would,” and similar expressions or variations, although some forward-looking statements are expressed differently. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The forward-looking statements in this report relate to, among other things, statements about the perceived benefits of the Company’s delisting and deregistration, including our ability to realize the anticipated benefits of the Transaction; our business strengths, marketing strategies, competitive advantages and role in our industry and markets; an overall decline in the health of the economy, the tile industry, consumer confidence and spending, and the housing market, including as a result of high inflation or fluctuating interest rates, tariffs and other trade barriers and restrictions, instability in the global banking system, geopolitical instability, or the possibility of an economic downturn or recession or other macroeconomic factors; the impact of ongoing supply chain disruptions (including tariffs) and inflationary cost pressures, including increased materials, labor, energy, and transportation costs and decreased discretionary consumer spending; our ability to successfully implement and realize the anticipated benefits of our strategic plan; our ability to successfully anticipate consumer trends; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; the effectiveness of our marketing strategy; potential fluctuations in our comparable store sales; our expectations regarding our and our customers’ financing arrangements and our ability to obtain additional capital, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions, including the impacts of tariffs and other trade barriers and restrictions and resulting volatility in the financial, capital and bond markets, and other economic factors; supply costs and expectations, including the continued availability of sufficient products from our suppliers, risks related to relying on foreign suppliers, and the potential impact of the Russia-Ukraine, Israel/Hamas and other geopolitical conflicts on, among other things, product availability and pricing and timing and cost of deliveries; the impact of U.S. trade tensions, including increased tariffs and retaliatory measures imposed by foreign governments; our expectations with respect to ongoing compliance with the terms of the credit facility, including fluctuating interest rates; our ability to provide timely delivery to our customers; the effect of regulations on us and our industry, and our suppliers’ compliance with such regulations, including any environmental requirements; the impact of corporate citizenship; labor shortages and our expectations regarding the effects of employee recruiting, training, mentoring, and retention on our business; tax-related risks; the potential impact of cybersecurity breaches or disruptions to our management information systems or to third-party information technology systems upon which we rely; widespread outages, interruptions or other failures of operational, communication or other systems; our ability to successfully implement our information technology and other digital initiatives; our ability to effectively manage our online sales; costs and adequacy of insurance; the potential impact of natural disasters and other catastrophic events; risks inherent in operating as a holding company; our ability to maintain effective internal control over financial reporting; the potential outcome of any legal proceedings; and risks related to ownership of our common stock.

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

Recent Developments

On December 3, 2025, the Company held the Special Meeting. At the Special Meeting the holders of the Company’s issued and outstanding shares of the common stock, entitled to vote approved, by a majority of the votes cast at the Special Meeting, an amendment to the Certificate of Incorporation to effect the Reverse Stock Split, followed immediately by the Forward Stock Split. The Board determined to effectuate (i) the Reverse Stock Split at a ratio of 1-for-3,000 and (ii) the Forward Stock Split at a ratio of 3,000-for-1. At the direction of the Board, on December 15, 2025, the Company filed the certificates of amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split at 5:01 p.m., followed immediately by the Forward Stock Split at 5:02 p.m., respectively, on that day.

As a result of the Reverse Stock Split, each share of common stock held by a Cashed-Out Stockholder was converted into the right to receive $6.60 in cash, without interest, per whole share and such stockholders are no longer stockholders of the Company. Stockholders owning a number of shares of common stock equal to or greater than the Minimum Number immediately prior to the effective time of the Reverse Stock Split were not entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any. The Forward Stock Split, which immediately followed the Reverse Stock Split, reconverted whole shares and fractional share interests held by the Continuing Stockholders back into the same number of shares of the common stock held by such Continuing Stockholders immediately prior to the effective time. As a result of the Forward Stock Split, the total number of shares of common stock held by a Continuing Stockholder did not change. Following the completion of the Reverse Stock Split, the Company paid an aggregate of approximately $32.2 million to the Cashed-Out Stockholders, including stockholders who held fewer than 3,000 shares of common stock through banks and brokers.

On December 17, 2025, the Company filed a Form 25 Notification of Removal from Listing and/or Registration, in order to voluntarily withdraw its common stock from listing on the Nasdaq and to deregister the common stock under Section 12(b) of the Exchange Act. Upon delisting from Nasdaq, on January 2, 2026, the Company filed a Form 15 with the SEC to deregister the common stock under Section 15(d) of the Exchange Act.

The Stock Splits had the effect of reducing the number of record holders of the Company’s common stock to a number below 300 (i.e., the level at or above which the Company is required to file reports with the SEC under the Exchange Act). The Stock Splits were undertaken as part of the Company’s plan to give effect to the Transaction (i.e., the actions the Company has taken to suspend, and events that occur as a result of such actions that have the effect of suspending, the Company’s reporting obligations under the Exchange Act, including effectuating the Stock Splits, delisting the Company’s common stock from trading on Nasdaq, terminating the registration of the Company’s common stock under Sections 12(b) and 12(g) of the Exchange Act and suspending the Company’s reporting obligations under Section 15(d) of the Exchange Act).

As a result of the Transaction, the Company will no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company, including requirements under the Sarbanes-Oxley Act of 2002 and the listing standards of any national securities exchange. Following the filing of this Annual Report on Form 10-K for the year ended December 31, 2025, therefore, the Company will cease to file annual, quarterly, current, and other reports and documents with the SEC.

Introduction

In light of ongoing changes to U.S. trade policy, including the imposition of elevated tariffs on certain imported goods, the threat of new tariffs, and ongoing negotiations between the U.S. and other countries regarding trade arrangements and tariff levels, the Company is evaluating a range of strategic options to manage the anticipated cost pressures including sourcing adjustments and pricing strategies. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed and timing of the tariffs. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. This decision introduces uncertainty regarding potential refund processes and further uncertainty regarding future trade policy actions and could affect our cost structure and supply chain planning. We continue to monitor developments around the Supreme Court’s decision and evaluate its potential impact on our future financial results and business.

These tariffs, any resulting retaliatory tariffs and any related supply-chain disruptions could have a significant impact on the Company’s consolidated statement of operations and statement of cash flows. In response to currently applicable and potential future tariffs, we are continuing to evaluate actions we can take that are intended to minimize the impact of the tariffs on our financial position and results of operations. While we believe that these actions and policies will mitigate a substantial portion of the impact of the tariffs, we cannot provide any assurances that the tariffs or any resulting impediments to trade will not have a material effect on our consolidated statement of operations and statement of cash flows.

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

Overview and Recent Trends

We are a specialty retailer of man-made and natural stone tiles, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. We offer a wide selection of products, attractive prices, and exceptional customer service in an extensive showroom setting. As of December 31, 2025, we operated 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

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

The table below sets forth information about our net sales, operating (loss) income and stores opened from 2023 to 2025.

	For the year ended December 31,
	2025	2024	2023
	(in thousands, except store data)
Net sales	$336,820	$347,071	$377,146
(Loss) Income from operations	$(5,814)	$3,517	$16,158
Net cash provided by operating activities	$5,792	$27,107	$62,060
New stores opened during period	-	-	1

We serve customers who seek to undertake a wide range of projects; however, many end customers choose to work with us when they choose to remodel their home. Historically, we have monitored existing home sales trends as a leading indicator of demand in our industry, which remained challenged during 2025. For the year ended December 31, 2025, our comparable store sales decreased by 2.8% due to lower levels of traffic, partially offset by an increase in average ticket value.

Our operating results are heavily dependent upon the prices paid to acquire man-made and natural stone products from our suppliers around the world. Cost increases from our suppliers as well as increases in tariffs paid to import tile products into the United States contributed to a 190 basis points decrease in our gross margin rate from 65.7% in 2024 to 63.8% in 2025.

Selling, general and administrative expenses decreased by $3.5 million, or 1.6%, from $224.4 million in 2024 to $220.8 million in 2025. The decrease was primarily due to a $2.6 million reduction in selling, general and administrative expenses associated with the closure of our New Jersey and Wisconsin distribution centers and a $1.1 million decrease in wages associated with reductions in staffing levels at our corporate offices.  Excluding the impact of the New Jersey and Wisconsin distribution center closures, variable expenses decreased by $1.5 million and depreciation expense decreased by an additional $1.3 million, which were partially offset by a $1.1 million increase due to costs incurred in connection with the delisting process as well as an increase in other legal expenses, a $0.7 million increase in shipping, a $0.5 million increase in IT, a $0.5 million increase in operating supplies and a $0.4 million increase in marketing.

In response to the challenges faced in our industry and continued pressure on our topline results, during 2025, we took steps to close our distribution center located in Spring Valley, Wisconsin, reduce staffing levels at our corporate office and closed two store locations. We did not incur any material asset impairment or severance costs in connection with these actions. In February 2026, the Company sold its distribution center in Wisconsin for a total cash consideration of $1.2 million. The distribution center was classified as held for sale within other current assets, net in the consolidated balance sheet as of December 31, 2025, with a net book value of $0.4 million. The sale resulted in a gain of $0.8 million, which will be recognized in the first quarter of 2026.

Cash balances decreased by $10.9 million from $21.0 million on December 31, 2024 to $10.1 million on December 31, 2025. The decrease in cash was primarily due to cash disbursements of $32.0 million to fund shares repurchased in 2025 in connection with the Transaction and $9.6 million used to purchase property, plant and equipment that were partially offset by $5.8 million of operating cash flow and $25.0 million of borrowings on our line of credit. Borrowings outstanding on our revolving line of credit were $25.0 million as of December 31, 2025. As of December 31, 2024, we had no borrowings outstanding on our revolving line of credit.

Selected Financial Data

The following table sets forth selected historical financial information derived from (i) our audited financial statements included elsewhere in this report as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024, and 2023 and (ii) our audited financial statements not included elsewhere in this report as of December 31, 2023, 2022, and 2021 and for the years ended December 31, 2022 and 2021. The following selected financial data should be read in conjunction with the remainder of this section and the financial statements and the related notes appearing elsewhere in this report.

	As of December 31, or for the year ended December 31,
	2025	2024	2023	2022	2021
	(in thousands, except per share and store data)
Statement of Income Data
Net sales	$336,820	$347,071	$377,146	$394,702	$370,700
Cost of sales	121,800	119,197	134,085	135,765	117,570
Gross profit	215,020	227,874	243,061	258,937	253,130
Selling, general and administrative expenses	220,834	224,357	226,903	236,328	232,520
(Loss) Income from operations	(5,814)	3,517	16,158	22,609	20,610
Interest expense, net	(41)	(275)	(2,164)	(1,579)	(656)
(Loss) Income before income taxes	(5,855)	3,242	13,994	21,030	19,954
Benefit (Provision) for income taxes	1,361	(921)	(3,923)	(5,327)	(5,180)
Net (loss) income	$(4,494)	$2,321	$10,071	$15,703	$14,774
(Loss) Earnings per share (diluted)	$(0.10)	$0.05	$0.23	$0.32	$0.29
Weighted average shares outstanding (diluted)	43,697	43,852	43,621	49,247	51,085
Balance Sheet Data
Cash and cash equivalents	$10,120	$20,957	$8,620	$5,948	$9,358
Inventories	89,399	86,267	93,679	120,952	97,175
Total assets	301,725	319,603	316,672	345,822	340,758
Lease obligations	134,845	142,580	139,962	131,219	138,451
Total debt(1)	25,000	-	-	45,400	5,000
Total stockholders' equity	87,239	122,912	119,687	108,769	122,224
Working capital	33,795	41,428	35,813	63,112	29,369
Cash Flow Data
Net cash provided by operating activities	$5,792	$27,107	$62,060	$2,715	$39,691
Net cash used in investing activities	(9,366)	(14,336)	(15,255)	(14,027)	(11,070)
Net cash (used in) provided by financing activities	(7,263)	(503)	(45,928)	9,114	(28,902)
Other Selected Financial Data (unaudited)
Dividends paid per share	$-	$-	$-	$-	$0.65
Adjusted EBITDA(2)	11,441	22,614	38,779	49,583	50,255
Adjusted EBITDA margin(2)	3.4%	6.5%	10.3%	12.6%	13.6%
Gross margin rate(3)	63.8%	65.7%	64.4%	65.6%	68.3%
Operating (loss) income margin(4)	(1.7)%	1.0%	4.3%	5.7%	5.6%
Comparable store sales (decline) growth(5)	(2.8)%	(7.8)%	(4.1)%	6.5%	13.8%
Stores open at end of period	140	142	142	142	143

(1)Total debt includes current maturities of long-term debt and long-term debt balances.

(2)We calculate Adjusted EBITDA by taking net (loss) income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and adjusting for interest expense, income taxes, depreciation and amortization, and stock based compensation expense. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. For more information about Adjusted EBITDA and Adjusted EBITDA margin, see “Non-GAAP Measures” below.

(3)Gross margin rate is equal to gross profit divided by net sales.

(4)Operating (loss) income margin is equal to (loss) income from operations divided by net sales.

(5)Comparable store sales (decline) growth is the percentage change in sales of comparable stores period-over-period. A store is considered comparable on the first day of the 13th full month of operation. When a store is relocated, it is excluded from the comparable store sales growth calculation. Comparable store sales (decline) growth amounts include total charges to customers less any actual returns. We include the change in the allowance for anticipated sales returns applicable to comparable stores in the comparable store sales calculation. Comparable store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses. Company management believes the comparable store sales (decline) growth metric provides useful information to both management and investors to evaluate the Company’s performance, the effectiveness of its strategy and its competitive position.

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

Comparable store sales (decline) growth is the percentage change in sales of comparable stores period-over-period. A store is considered comparable on the first day of the 13th full month of operation. When a store is relocated, it is excluded from the comparable store sales (decline) growth calculation. Comparable store sales (decline) growth amounts include total charges to customers less any actual returns. We include the change in allowance for anticipated sales returns applicable to comparable stores in the comparable store sales calculation. Comparable store sales data reported by other companies may be prepared on a different basis and therefore may not be useful for purposes of comparing our results to those of other businesses. Company management believes the comparable store sales (decline) growth metric provides useful information to both management and investors to evaluate the Company’s performance, the effectiveness of its strategy and its competitive position.

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

Income Taxes – We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business.

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

	2025	% of sales(1)	2024	% of sales(1)
	($ in thousands)
Net sales	$336,820	100.0%	$347,071	100.0%
Cost of sales	121,800	36.2%	119,197	34.3%
Gross profit	215,020	63.8%	227,874	65.7%
Selling, general and administrative expenses	220,834	65.6%	224,357	64.6%
(Loss) Income from operations	(5,814)	(1.7)%	3,517	1.0%
Interest expense, net	(41)	(0.0)%	(275)	(0.1)%
(Loss) Income before income taxes	(5,855)	(1.7)%	3,242	0.9%
Benefit (Provision) for income taxes	1,361	0.4%	(921)	(0.3)%
Net (loss) income	$(4,494)	(1.3)%	$2,321	0.7%

(1)Amounts do not foot due to rounding.

Net Sales – Net sales decreased $10.3 million, or 3.0%, in 2025 compared to 2024. Sales at comparable stores decreased by 2.8% during 2025. The decrease in annual sales was primarily due to a decrease in traffic that was partially offset by a modest improvement in average order value.

Gross Profit – Gross profit decreased $12.9 million, or 5.6%, in 2025 compared to 2024. The gross margin rate was 63.8% and 65.7% for 2025 and 2024, respectively. The decrease in gross margin rate was primarily due to an increase in product costs, partially attributable to an increase in tariffs, an increase in customer delivery expenses and higher levels of discounting in 2025.

Selling, General and Administrative Expenses – Selling, general and administrative expenses decreased $3.5 million, or 1.6%, in 2025 compared to 2024. The decrease was primarily due to a $2.6 million reduction in selling, general and administrative expenses associated with the closure of our New Jersey and Wisconsin distribution centers and a $1.1 million decrease in wages associated with reductions in staffing levels at our corporate offices.  Excluding the impact of the New Jersey and Wisconsin distribution center closures, variable expenses decreased by $1.5 million and depreciation expense decreased by an additional $1.3 million, which were partially offset by a $1.1 million increase due to costs incurred in connection with the delisting process as well as an increase in other legal expenses, a $0.7 million increase in shipping, a $0.5 million increase in IT, a $0.5 million increase in operating supplies and a $0.4 million increase in marketing.

Provision for Income Taxes – The benefit (provision) for income taxes for 2025 and 2024 was $1.4 million and ($0.9) million, respectively. The change in the provision for income taxes was primarily due to taxable income in 2024 and a pretax loss in 2025. Our effective tax rate was 23.2% in 2025 and 28.4% in 2024. The decrease in effective tax rate was largely due to the impact of permanent differences relative to the pretax income or pretax loss generated in each period.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

A detailed discussion of the fiscal year 2024 performance compared to fiscal year 2023 is set forth in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023,” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025, which discussion is incorporated herein by reference.

Non-GAAP Measures

We calculate Adjusted EBITDA by taking net (loss) income calculated in accordance with GAAP and adjusting for interest expense, income taxes, depreciation and amortization, and stock-based compensation expense. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales. We calculate pretax return on capital employed by taking (loss) income from operations divided by capital employed. Capital employed equals total assets less accounts payable, income taxes payable, other accrued liabilities, lease liability and other long-term liabilities. Other companies may calculate both Adjusted EBITDA and pretax return on capital employed differently, limiting the usefulness of these measures for comparative purposes.

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

The reconciliation of Adjusted EBITDA to net (loss) income for the years ended December 31, 2021 through December 31, 2025 is as follows:

	Years Ended December 31,
	2025	2024	2023	2022	2021
	(in thousands)
Net (loss) income	$(4,494)	$2,321	$10,071	$15,703	$14,774
Interest expense, net	41	275	2,164	1,579	656
(Benefit) Provision for income taxes	(1,361)	921	3,923	5,327	5,180
Depreciation & amortization	15,973	17,759	21,229	25,142	27,379
Stock based compensation	1,282	1,338	1,392	1,832	2,266
Adjusted EBITDA	$11,441	$22,614	$38,779	$49,583	$50,255

Adjusted EBITDA as a percentage of net sales for the years ended December 31, 2021 through December 31, 2025 is as follows:

	Years Ended December 31,
	2025	2024(1)	2023	2022	2021
	% of net sales
Net (loss) income	(1.3)%	0.7%	2.7%	4.0%	4.0%
Interest expense, net	0.0	0.1	0.6	0.4	0.2
(Benefit) Provision for income taxes	(0.4)	0.3	1.0	1.3	1.4
Depreciation & amortization	4.7	5.1	5.6	6.4	7.4
Stock based compensation	0.4	0.4	0.4	0.5	0.6
Adjusted EBITDA	3.4%	6.5%	10.3%	12.6%	13.6%

(1)Amounts do not foot due to rounding.

The calculation of pretax return on capital employed is as follows:

($ in thousands)	December 31,
	2025(1)	2024(1)
(Loss) Income from operations	$(5,814)	$3,517

Total Assets	316,517	322,131
Less: Accounts payable	(25,581)	(22,842)
Less: Income tax payable	(54)	(375)
Less: Other accrued liabilities	(27,222)	(30,481)
Less: Lease liability	(138,181)	(141,157)
Less: Other long-term liabilities	(5,010)	(4,716)
Capital Employed	$120,469	$122,560

Pretax Return on Capital Employed	(4.8)%	2.9%

(1)Income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates. Balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates.

Liquidity and Capital Resources

Our principal sources of liquidity include $10.1 million of cash and cash equivalents at December 31, 2025, cash provided by operating activities and borrowings available under our credit facility. We expect to use this liquidity for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

On September 30, 2022, Holdings and its operating subsidiary, The Tile Shop, and certain subsidiaries of each entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto, including Fifth Third Bank (as amended, the “Credit Agreement”). The Credit Agreement provides us with a senior credit facility consisting of a $75.0 million revolving line of credit through September 30, 2027. Borrowings pursuant to the Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on the Rent Adjusted Leverage Ratio (as defined in the Credit Agreement). Borrowings outstanding as of December 31, 2025 were SOFR-based interest rate loans. The SOFR-based interest rate was 5.72% on December 31, 2025.

The Credit Agreement is secured by virtually all of our assets, including but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on our ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. The Company was not in compliance with the covenants as of December 31, 2025 but received a waiver by the lenders January 28, 2026, which put the Company in compliance with the covenants.

Borrowings outstanding consisted of $25.0 million on our line of credit as of December 31, 2025. We have standby letters of credit outstanding related to our workers’ compensation and medical insurance policies. As of December 31, 2025, standby letters of credit totaled $1.2 million, leaving $48.8 million available for borrowing on the revolving line of credit, which may be used for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes.

On December 15, 2025, the Company effected the Reverse Stock Split. As a result of the Reverse Stock Split, each stockholder of record owning fewer than 3,000 shares of common stock immediately prior to the effective time of the Reverse Stock Split became entitled to receive $6.60, without interest, in cash for each whole share of Common Stock held by such stockholder at the effective time of the Reverse Stock Split (the “Cashed-Out Stockholders”). Following the completion of the Reverse Stock Split, the Company paid an aggregate of approximately $32.2 million to the Cashed-Out Stockholders, including to stockholders holding through banks and brokers, of which $32.0 million was paid in the fourth quarter of 2025, with the remainder paid during the first quarter of 2026, using a combination of cash on hand and borrowings under the Company’s line of credit.

During 2026, we expect to use cash for maintaining our existing stores, purchasing additional merchandise inventory, and general corporate purposes. Additionally, as described further in Note 6 of the Notes to the Consolidated Financial Statements, as of December 31, 2025, our lease liability under operating leases totaled $134.8 million. Contractual lease payments range from $13.9 million to $39.6 million on an annual basis over the next five years. We are also obligated to fund certain self-insured employee benefits, including our medical and workers’ compensation plans. As of December 31, 2025, accrual balances related to our estimated workers’ compensation claims and medical claims totaled $1.4 million and $0.6 million, respectively. Additionally, we have contractual obligations related to software service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at December 31, 2025 for purchase obligations were $2.7 million. Amounts due under these arrangements in 2026, 2027, and 2028 total $1.2 million, $1.1 million, and $0.4 million, respectively.

We currently believe that our cash and cash equivalents, cash flows from operations and access to cash under our credit facility will be adequate to meet our ongoing operating requirements over the next twelve months and our long-term liquidity requirements.

Capital Expenditures

The following table summarizes our capital expenditures during the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
	(in millions)
New store building, existing store remodels and store merchandising investments	$6.4	$9.8	$11.9
Information technology infrastructure	2.3	1.6	1.7
Distribution and manufacturing facilities	0.9	3.1	1.7
	$9.6	$14.5	$15.3

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

Cash Flows

The following table summarizes our cash flow for the years ended December 31, 2025, 2024 and 2023.

	For the year ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$5,792	$27,107	$62,060
Net cash used in investing activities	(9,366)	(14,336)	(15,255)
Net cash used in financing activities	(7,263)	(503)	(45,928)

Operating Activities

Cash flows from operating activities provide us with a significant source of liquidity. Net cash provided by operating activities was $5.8 million, $27.1 million, and $62.1 million in 2025, 2024 and 2023, respectively. The decrease in operating cash flows in 2025 compared to 2024 was primarily due to an increase in inventory in 2025 compared to a decrease in inventory in 2024, a decrease in net income, and a decrease in depreciation expense.

Investing Activities

Net cash used in investing activities was $9.4 million, $14.3 million and $15.3 million in 2025, 2024 and 2023, respectively. The decrease in investing activities in 2025 was due to lower levels of capital expenditures during 2025 to invest in store remodels, store merchandising, distribution, and internal fleet.

Financing Activities

Net cash used in financing activities was $7.3 million, $0.5 million and $45.9 million in 2025, 2024 and 2023, respectively. The increase in cash used in financing activities was attributable to $32.0 million paid to repurchase shares during 2025 that was partially offset by $25.0 million of borrowings on our revolving line of credit.

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

Effect if actual results differ from the assumptions: Actual return trends have not varied significantly from estimated amounts in prior periods. However, if the nature of sales returns changes significantly, our sales could be adversely impacted. A 10% change in our sales returns reserves and related return assets at December 31, 2025 would have had a $0.2 million net impact on operating income during fiscal 2025.

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

Effect if actual results differ from the assumptions: We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate our inventory provisions. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material. A 10% change in our inventory valuation and shrinkage reserves at December 31, 2025 would have had a $0.1 million net impact on operating income during fiscal 2025.

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

Effect if actual results differ from the assumptions: If actual results are not consistent with our estimates and assumptions used in determining future cash flows and asset fair values, we may be exposed to losses that could be material. During the fiscal years ended December 31, 2025, 2024 and 2023, the Company recorded asset impairment charges of $0.3 million, $0.9 million and $1.0 million, respectively, which were classified in selling, general and administrative expenses.

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

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Changes in interest rates affect the interest income that we earn in connection with these investments, and therefore impact our cash flows and results of operation. We are also exposed to interest rate risk in connection with borrowings under our credit facility. Borrowings pursuant to our Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on the Rent Adjusted Leverage Ratio (as defined in the Credit Agreement). Borrowings outstanding as of December 31, 2025 were SOFR-based interest rate loans. The SOFR-based interest rate was 5.72% on December 31, 2025. Based upon balances and interest rates as of December 31, 2025, holding other variables constant, a one percentage point increase in interest rates for the next 12-month period would decrease pre-tax earnings and cash flow by approximately $0.3 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period would result in an increase to pre-tax earnings and cash flow of approximately $0.3 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the reports of our independent registered public accounting firm, as listed under Part IV, Item 15. “Exhibits and Financial Statement Schedules,” are included as a separate section of this report beginning on page 54 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 and have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

RSM US LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2025. See “Report of Independent Registered Public Accounting Firm – Opinion on the Internal Control over Financial Reporting” of this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Directors

The following table provides information about the members of our Board of Directors, including their ages, as of February 23, 2026.

Name	Age	Position
Class I Directors (Term Expires at 2028 Annual Meeting):
Peter J. Jacullo III	70	Director
Cabell H. Lolmaugh	47	Director, Chief Executive Officer and President
Class II Directors (Term Expires at 2026 Annual Meeting):
Peter H. Kamin	64	Director, Chairman of the Board
Mark J. Bonney	71	Director
Class III Directors (Term Expires at 2027 Annual Meeting):
Benjamin Faw	40	Director
Deborah K. Glasser	57	Director
Jonathan Lennon	43	Director

Class I Directors

Peter J. Jacullo III has served as a member of our Board since August 2012. Previously, Mr. Jacullo served as a member of The Tile Shop, LLC’s board of managers from December 2007 to August 2012. Since July 1987, Mr. Jacullo has been a self-employed investor and consultant, and he currently serves on the board of directors of various privately held companies. Previously, Mr. Jacullo was a Vice President and Director of the Boston Consulting Group from May 1984 to July 1987, where he was also employed in various other capacities from May 1978 to May 1984. Mr. Jacullo holds a B.A. in Economics from Johns Hopkins University and an M.B.A. from the University of Chicago. We believe that Mr. Jacullo is qualified to serve on our Board as a result of the continuity that he provides on our Board and his experience as a professional investor.

Cabell H. Lolmaugh has been our Chief Executive Officer and President and a member of our Board since January 1, 2019. From February 2018 through December 2018, Mr. Lolmaugh was our Senior Vice President and Chief Operating Officer. Mr. Lolmaugh previously served as our Vice President, Retail Stores from October 2017 until February 2018, as our Director – Talent Development, leading our store training programs and strategy, from January 2016 until October 2017, and as our Director of Pro Services, leading our professional customer strategy, from July 2014 through January 2016. Mr. Lolmaugh served in numerous key roles at a store level from 2001 through July 2014. Prior to joining us, Mr. Lolmaugh served in the United States Marine Corps. We believe that Mr. Lolmaugh is qualified to serve on our Board because of his role as our Chief Executive Officer and the connection he provides to the day-to-day operational management.

Class II Directors

Peter H. Kamin has served as a member of our Board since August 2012. Previously, Mr. Kamin served as a member of The Tile Shop, LLC’s board of managers from January 2012 to August 2012. Mr. Kamin is the founder of 3K Limited Partnership, a family limited partnership, and has served as its Managing Partner since January 2012. For the 11 years preceding the formation of 3K Limited Partnership, Mr. Kamin was a founding member and Managing Partner of ValueAct Capital, which grew into a leading investment management organization during Mr. Kamin’s tenure. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P., a limited partnership organized to make investments in a select number of domestic public and private companies. Since August 2022, Mr. Kamin has served as a director of Psychemedics Corporation, which provides hair drug testing. Mr. Kamin previously served as a director of IAA, Inc., then a publicly traded multi-channel vehicle marketplace and former subsidiary of KAR Auction Services, Inc., from June 2019 until its merger in March 2023. Mr. Kamin is also a director of several privately held companies. From May 2012 to October 2019, Mr. Kamin served as a director of MAM Software Group, Inc., then a publicly traded provider of business automation and ecommerce solutions for the automotive aftermarket. Mr. Kamin holds a B.A. in Economics from Tufts University and an M.B.A. from the Harvard University Graduate School of Business. We believe that Mr. Kamin is qualified to serve on our Board due to his significant experience as a director of publicly traded companies and his substantial experience as an investor, including more than 40 years of leading boards and generating returns for investors.

Mark J. Bonney has served as a member of our Board since July 2020. Mr. Bonney currently serves as President and CEO of On Board Advisors, LLC, a financial and strategic advisory firm. Since July 2023, Mr. Bonney has served as a member of the board of directors of Plug Power Inc., a publicly traded provider of green hydrogen solutions. Mr. Bonney previously served on the board of directors of Zix Corporation, a then-publicly traded provider of cloud email security solutions, from January 2013 until its merger in December 2021. Mr. Bonney also previously served as a director of SeaChange International, Inc., a publicly traded provider of end-

to-end video delivery and management software solutions for cable wireless, OTT and other content providing enterprises, from August 2017 through December 2019, including as Executive Chair and principal executive officer from April 2019 through October 2019, and Independent Chairman from October 2019 through December 2019. From May 2018 until its merger in April 2019, he served as President and Chief Executive Officer and a director of RhythmOne plc, a publicly traded provider of multi-screen digital advertising solutions, where he also served as the Interim Chief Financial Officer from February 2019 to April 2019. Prior to that, Mr. Bonney served as President and Chief Executive Officer of MRV Communications, Inc., a publicly traded supplier of network equipment to the telecommunications industry, from December 2014 until its sale in August 2017 and as a director of MRV Communications, Inc. from April 2013 to August 2017. Mr. Bonney previously served as a director of Sigma Designs, Inc., a provider of system-on-a-chip semiconductor solutions for smart homes, from August 2012 through August 2015; Executive Vice President and Chief Financial Officer of Direct Brands, Inc., a direct to consumer media company, from 2010 to 2012; vice president and general manager of the Authentication Solutions Group of JDS Uniphase Corporation (“JDSU”), an optical technologies and telecommunications firm, from 2008 to 2010; and as a director from 2003 until 2005, and Executive Vice President and Chief Financial Officer from 2005 to 2008, of American Bank Note Holographics, Inc., an optical security device company, which was acquired by JDSU. Mr. Bonney has also previously held executive roles with technology companies, including President, Chief Operating Officer and a director of Axsys Technologies, Inc., a manufacturer of components and subsystems for aerospace, defense, data storage, medical and other high technology applications, from 1999 to 2002, and Chief Financial Officer of Zygo Corporation, a manufacturer of components for semiconductor, data storage and industrial markets, from 1993 to 1999. Mr. Bonney holds a B.S. in Business from Central Connecticut State University and an M.B.A. in finance from the University of Hartford. We believe that Mr. Bonney is qualified to serve on our Board due to his significant experience as a Chief Executive Officer and Chief Financial Officer of several public companies and his substantial experience as a director of public companies.

Class III Directors

Benjamin Faw has served as a member of our Board since January 2026. Mr. Faw has served as a partner at Dynamism Capital, a commerce enablement-focused venture capital fund, since April 2022 and as CEO, Co-Founder and board member of AdVon Commerce, a digital commerce platform, since 2019. Mr. Faw is also an advisor and investor with a focus on companies in the consumer, technology, and media intersection. Mr. Faw is also an entrepreneur in residence at Context Ventures, a venture capital fund focused on consumer startups and startups founded by military veterans. Mr. Faw has served as a board member of Citi Trends since 2026. Mr. Faw is also a Co-Founder and formerly served as Chief Operations Officer at BestReviews. Prior to BestReviews Mr. Faw was at LinkedIn, Tesla, UBS investment banking, the Army Corps of Engineers, and the US Army. Mr. Faw served as an Infantry Platoon Leader with the US Army in Northern Iraq from 2008 to 2009, and is a graduate of several military schools including Ranger and Airborne School. Mr. Faw graduated from the United States Military Academy at West Point with a degree in Economics in 2007 earning awards for excellence including the Superintendent's award. Mr. Faw earned his M.B.A. from Harvard Business School in 2014 earning second year honors. Mr. Faw is also a Vice Chairman of the HBS fund council, a board member Emeritus of the Harvard Business School alumni board, and involved with various other volunteer efforts at Harvard Business School. Mr. Faw is also a passionate philanthropist, supporting causes such as scholarships, veterans, community organizations, and economic empowerment for those in need. We believe that Mr. Faw is qualified to serve on our Board due to his marketing experience and his experience as an entrepreneur, including in scaling company operations and talent management.

Deborah K. Glasser has served as a member of our Board since July 2020. Ms. Glasser currently serves as Principal of PathFinder Consulting, a career coaching advisory firm. Ms. Glasser previously held a variety of senior marketing operations positions, including as the Global Marketing Lead on the Renpure Brand at MAV Beauty Brands Inc., a Canada-based global personal care company, from February 2022 through July 2023. Ms. Glasser also previously served as Director of Marketing, Communications and Special Events for Jewish Family & Children’s Services of Northern New Jersey from 2018 through January 2020. Ms. Glasser was a Senior Director at TRANZACT, a Willis Towers Watson company that provides marketing solutions for insurance companies, from 2015 to 2017; Marketing Director at Tata Global Beverages Limited (now Tata Consumer Products Limited), a consumer products company with a portfolio that includes tea and coffee, from 2007 to 2011; Senior Director at Starwood Hotels & Resorts from 2004 to 2005; and in a variety of roles, including Senior Product Manager and Associate Director, at Colgate-Palmolive Company, a global consumer products company focused on oral care, personal care, home care and pet nutrition, from 1996 to 2004. In addition, Ms. Glasser was the Founder of MarketGWB, LLC, where she served as a self-employed marketing and strategy consultant, from 2011 to 2015. Previously, Ms. Glasser was an Employee Benefits and Compensation consultant with Price Waterhouse from 1992 to 1994. Ms. Glasser holds a B.A. in Economics from Cornell University and an M.B.A. from The Wharton School of the University of Pennsylvania. We believe Ms. Glasser is qualified to serve on our Board due to her operating and management experience, including in talent management, and her expertise in sales and marketing, including customer service and product innovation.

Jonathan Lennon has served as a member of our Board since January 2026. Mr. Lennon is the Founder, Chief Executive Officer and Portfolio Manager of Pleasant Lake Partners LLC, a registered investment adviser. Prior to founding Pleasant Lake Partners LLC in 2012, Mr. Lennon was an analyst at JAT Capital Management, an investment management firm, where he served primarily in a generalist role with a focus in industrials/natural resources, media and consumer sectors and was a sector head in 2010 and 2011. Prior to that time, Mr. Lennon spent three years at Goldman Sachs & Co. LLC, part of The Goldman Sachs Group, Inc., a leading global investment banking, securities, and asset and wealth management firm, where he served as an analyst in the Industrials/Natural

Resources Department, Investment Banking Division and Equities Legal Division. Mr. Lennon completed his undergraduate education at Boston College and was a Galbraith Scholar at the Kennedy School of Government at Harvard College. Mr. Lennon was appointed to the Board pursuant to the Cooperation Agreement, as described below. We believe that Mr. Lennon is qualified to serve on our Board due to his corporate governance knowledge and experience as an investor. He also brings to the Board the perspective of the Company’s most significant stockholder.

Information about our Executive Officers

The following table provides information about our executive officers, including their ages, as of February 23, 2026. Mr. Lolmaugh’s background is described above.

Name	Age	Position
Cabell H. Lolmaugh	47	Chief Executive Officer, President and Director
Mark B. Davis	45	Senior Vice President, Chief Financial Officer and Secretary
Joseph Kinder	60	Senior Vice President, Chief Merchant Officer

Mark B. Davis has served as our Senior Vice President, Chief Financial Officer and Secretary since April 1, 2024. Mr. Davis previously served as our Vice President, Investor Relations, and Chief Accounting Officer from September 2019 through March 2024. He previously served as our Controller since 2014. Prior to joining us, Mr. Davis worked for Target Corporation for five years in various financial reporting and accounting management positions. Prior to joining Target Corporation, Mr. Davis worked for KPMG LLP for eight years, where he earned his CPA certification. Mr. Davis holds a Bachelor of Science degree in accounting and management from the University of Minnesota - Twin Cities.

Joseph Kinder has served as our Senior Vice President, Chief Merchant Officer since February 2025. Mr. Kinder previously served as our Senior Vice President, Supply Chain and Distribution July 2020 to February 2025, as our Vice President, Purchasing and Chief Supply Chain Officer from October 2017 until July 2020, and as our Senior Vice President - Operations from June 2012 to July 2017. Previously, Mr. Kinder served in several roles at The Tile Shop, LLC, including as Supply Chain Manager from August 1995 until June 2012, Assistant Store Manager from March 1994 to August 1995, and as a salesperson from March 1993 to March 1994. Mr. Kinder holds a B.A. in Business from the University of St. Thomas.

Involvement in Certain Legal Proceedings

During 2020, the Company and the individual defendants (which include certain current and former directors) and plaintiffs entered into the Stipulation of Settlement, dated as of August 7, 2020 (the “Stipulation”), memorializing the terms of the settlement of the litigation brought against the Company and certain current and former directors of the Company by K-Bar Holdings LLC and Wynnefield Capital, Inc. in the Delaware Court of Chancery. On January 10, 2020, our then-serving directors delivered director standstill commitments (as to purchases of shares of our common stock) to us. See “Director Compensation—Standstill Agreements” in Item 11 for further details.

Cooperation Agreement

On December 3, 2025, the Company and Fund 1 Investments, LLC (“Fund 1”) entered into a cooperation and support agreement (the “Cooperation Agreement”). Pleasant Lake Partners LLC serves as the investment adviser of Fund 1. Pursuant to the Cooperation Agreement, the Board agreed to increase the size of the Board and appoint two individuals proposed by Fund 1 as directors, one of whom was to be an employee of Fund 1. Messrs. Faw and Lennon were appointed to the Board in January 2026. The Company further agreed that (A) for so long as Fund 1 continues to beneficially own at least 20% of the then-outstanding shares of common stock, to nominate two Fund 1 nominees as directors, and (B) for so long as Fund 1 continues to beneficially own at least 10% of the then-outstanding shares of common stock, to nominate one Fund 1 nominee as a director, each for election to the Board at each annual meeting of stockholders as directors of the Company for terms expiring at the Company’s next annual meeting of stockholders. Subject to the terms of the Cooperation Agreement, the Company agreed to include such Fund 1 nominees in its proxy statements (or similar materials) for each annual meeting and to support the election of such Fund 1 nominees. Fund 1 also has replacement rights with respect to Fund 1 nominees, subject to certain conditions and procedures.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

During the fiscal year ended December 31, 2025, the Board maintained four standing committees: the Audit Committee, the Compensation Committee, the Governance Committee and the Independent Transaction Committee. Each of our standing committees operates under a written charter, which is available on the “Investor Relations” section of our website, investors.tileshop.com, under the “Corporate Governance—Governance Documents” heading. The following table provides committee membership as of February 23, 2026 for each of the committees of the Board:

Name	Audit	Compensation	Nominating and Corporate Governance	Independent Transaction
Mark J. Bonney+	X*	X		X*
Benjamin Faw				X(1)
Deborah K. Glasser		X*	X
Peter J. Jacullo III	X	X
Peter H. Kamin	X		X*
Jonathan Lennon
Cabell H. Lolmaugh

* Committee chairperson.

+ Audit committee financial expert.

(1) Mr. Faw was appointed to the Independent Transaction Committee effective January 27, 2026.

Delinquent Section 16(a) Reports

During 2025, we were subject to Section 16(a) of the Exchange Act, which required our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely on a review of the copies of such reports and representations that no other reports were required, we believe that all Section 16 filing requirements applicable to our executive officers, directors and greater than 10% stockholders were complied with during the fiscal year ended December 31, 2025, except that certain transactions by Fund 1 Investments, LLC were reported untimely, including four purchases of common stock and one acquisition of a cash-settled total return swap arrangement.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees and is available on the “Investor Relations” section of our website, at investors.tileshop.com, under the “Corporate Governance—Governance Documents” heading. While we are no longer subject to the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct, we intended to satisfy such requirement by posting such information on our website at the web address and location specified above within four business days following the date of the amendment or waiver.

Insider Trading Policies and Procedures

The Board has adopted an insider trading policy (the “Insider Trading Policy”) that applies to all of the Company’s and its subsidiaries’ officers, directors, employees and consultants, as well as certain related individuals and entities (collectively, the “covered persons”), to prevent the misuse of confidential information about the Company and to promote compliance with all applicable securities laws. The Insider Trading Policy also applies to material non-public information relating to other publicly traded companies when such information is obtained in connection with a covered person’s relationship with the Company. Among other things, the Insider Trading Policy prohibits engaging in transactions in the Company’s securities while in possession of material non-public information, subject to certain limited exceptions; prohibits disclosing material non-public information pertaining to the Company to any other person; and prohibits directors, officers and certain other designated individuals from engaging in transactions in the Company’s securities during certain periods. Additionally, covered persons are prohibited from engaging in any short sale transactions and from investing in Company-based derivative securities, including options, warrants, stock appreciation rights, or similar rights whose value is derived from the value of any of the Company’s equity securities, including, without limitation, trading in Company-based put or call option contracts or trading in straddles. In addition, unless prior written approval has been granted by the Chief Financial Officer, officers, directors, employees and consultants are prohibited from holding the Company’s securities in a margin account or pledging such securities as collateral. Certain individuals, including directors and officers, are required to receive pre-clearance from the Chief Financial Officer before engaging in transactions in the Company’s securities, subject to certain limited exceptions. For additional information, see the Insider Trading Policy, which is included as an exhibit to this Annual Report on Form 10-K.

It is also the Company’s policy that the Company will not engage in transactions in Company securities, or adopt any securities repurchase plans, while in possession of material non-public information relating to the Company or its securities other than in compliance with applicable law, subject to the policies and procedures adopted by the Company.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Compensation Discussion and Analysis

This section discusses our policies and decisions with respect to the compensation of our executive officers named in the “Summary Compensation Table” below and the most important factors relevant to an analysis of these policies and decisions. The “named executive officers” for fiscal 2025 to whom this discussion applies are:

•Cabell H. Lolmaugh, Chief Executive Officer and President;

•Mark B. Davis, Senior Vice President, Chief Financial Officer and Secretary; and

•Joseph Kinder, Senior Vice President, Chief Merchant Officer (formerly Senior Vice President, Supply Chain and Distribution, until February 25, 2025).

Overview

We recognize that our ability to excel depends on the integrity, knowledge, imagination, skill, and teamwork of our employees. To this end, we strive to create an environment of mutual respect, encouragement, and teamwork that rewards commitment and performance and is responsive to the needs of all of our employees. The principles and objectives of our compensation and benefits programs for our employees generally, and for our named executive officers specifically, are to:

•Align compensation and incentives with our corporate strategies, business, and financial objectives, and the long-term interests of our stockholders;

•Motivate, reward and retain executives whose knowledge, skills, and performance ensure our continued success; and

•Ensure that total compensation is fair, reasonable, and competitive.

Each of the primary elements of our executive compensation program is discussed in more detail below. While we have identified particular compensation objectives that each element of executive compensation serves, our compensation programs are designed to be flexible and complementary and to collectively serve all the executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that each individual element, to some extent, serves each of our objectives. Further, while each of our named executive officers may not be compensated with all individual compensation elements, we believe that the compensation provided to each individual named executive officer is, and will be, consistent with the overall compensation philosophy and objectives set forth above.

Compensation Determination Process

We review executive compensation annually, including evaluating our philosophy and compensation program as circumstances require. As part of this review process, we apply the values and the objectives outlined above, together with consideration of the levels of compensation that we would be willing to pay to ensure that our compensation remains competitive and meets our retention objectives considering the cost to us if we were required to replace a key employee.

The Compensation Committee has previously engaged Willis Towers Watson as a compensation consultant to assist in the periodic evaluation of our executive compensation programs. During 2022, the Compensation Committee engaged Willis Towers Watson to assist with benchmarking the Company’s executive compensation program and to provide a better understanding of market incentive practices. The Compensation Committee considered the information provided by the compensation consultant together with other information that the Compensation Committee deemed relevant, including the Compensation Committee’s assessments of individual executives’ performance and internal pay equity, in determining executive compensation levels for 2022 through 2025. We believe that such information, together with other information obtained by the members of our Compensation Committee, helps ensure that our compensation program remains competitive and is aligned with performance. We anticipate that our Compensation Committee will continue to adjust executive compensation levels in the future as a result of this market comparison process. Willis Towers

Watson qualifies as independent, and the Compensation Committee believes that the work Willis Towers Watson performed did not raise a conflict of interest.

In establishing compensation levels for our named executive officers, the Compensation Committee considers competitive market, industry and peer group data, including general industry survey data provided by Willis Towers Watson. The Compensation Committee also considers criteria and recommendations from Willis Towers Watson regarding the composition of the peer group of companies that we use in evaluating the compensation levels of our Chief Executive Officer and our Chief Financial Officer. In selecting our peer group, the Compensation Committee considered companies in retail and distribution industries with revenues below $2.5 billion. The industry peer group used for purposes of the Company’s 2025 executive compensation program included the companies identified in the following table.

Executive Compensation Peer Group Companies
Bassett Furniture Industries, Incorporated	Global Industrial Company	MarineMax, Inc.
Boot Barn Holdings, Inc.	Haverty Furniture Companies, Inc.	The Lovesac Company
Build-A-Bear Workshop, Inc.	Kirkland’s, Inc.	Weyco Group, Inc.
DXP Enterprises, Inc.

Executive Compensation Program Components

The compensation levels of our named executive officers reflect, to a significant degree, the varying roles and responsibilities of such executives.

Base Salary. Base salaries of our named executive officers are initially established through arm’s length negotiation at the time an executive is hired, considering such executive’s qualifications, experience, and prior salary. Base salaries of our named executive officers are reviewed periodically by our Chief Executive Officer and Compensation Committee, and in the case of our Chief Executive Officer’s base salary, by our Board, and adjustments to base salaries are approved based on the scope of an executive’s responsibilities, individual contribution, prior experience, and sustained performance. Decisions regarding salary adjustments may consider the named executive officer’s current salary, equity or equity-linked interests, and the amounts paid to a named executive officer’s peers within our organization. In making decisions regarding salary adjustments, we may also draw upon the experience of members of our Board with other companies. Base salaries are also reviewed in the case of promotions or other significant changes in responsibility. No formulaic base salary increases are provided to our named executive officers. This strategy is consistent with our intent of offering base salaries that are cost-effective while remaining competitive.

During the year ended December 31, 2024, the named executive officers’ base salaries were as follows: Mr. Lolmaugh, $424,360; Mr. Davis, $233,400; and Mr. Kinder, $278,100. In addition, in connection with the appointment of Mr. Davis as Senior Vice President, Chief Financial Officer and Secretary of the Company, effective April 1, 2024, Mr. Davis’s annual base salary was increased to $300,000. On February 25, 2025, the Board, upon the recommendation of the Compensation Committee, approved the following annual base salaries for the named executive officers, effective as of January 1, 2025: Mr. Lolmaugh, $437,000; Mr. Davis, $309,000; and Mr. Kinder, $350,000.

The actual base salaries earned by all our named executive officers in 2025 are set forth in the “Summary Compensation Table” below.

Omnibus Incentive Plans. In June 2012, our Board and stockholders adopted an equity award plan, which became effective on August 21, 2012. The principal purpose of the equity award plan was to attract, retain, and motivate selected employees, consultants, and directors. As initially adopted, the equity award plan provided for stock-based compensation awards. In February 2013, the Compensation Committee and the Board amended the equity award plan to also authorize grants of performance-based cash awards. At the same time, the plan was renamed the 2012 Omnibus Award Plan. The Compensation Committee administered the 2012 Omnibus Award Plan, subject to the right of our Board to assume authority for administration or delegate such authority to another committee of the Board.

In April 2021, our Board adopted the 2021 Omnibus Equity Compensation Plan (the “2021 Omnibus Plan” and, together with the 2012 Omnibus Award Plan, the “Omnibus Plans”) as a successor to the 2012 Omnibus Award Plan, and our stockholders approved the 2021 Omnibus Plan at the Annual Meeting of Stockholders held on July 20, 2021. No further awards were granted under the 2012 Omnibus Award Plan after July 20, 2021, but all awards granted under the 2012 Omnibus Award Plan that were outstanding on that date remain outstanding in accordance with their terms, notwithstanding the termination of the 2012 Omnibus Award Plan.

Under the Omnibus Plans, in the event of a change of control, as such term is defined in each of the Omnibus Plans, the Compensation Committee may, in its sole discretion, accelerate vesting of awards issued under the applicable Omnibus Plan such that 100% of any such award may become vested and exercisable. Additionally, the Compensation Committee has, or had, complete discretion to structure one or more awards under each of the Omnibus Plans to provide that such awards will become vested and exercisable on an accelerated basis. The Compensation Committee may also make appropriate adjustments to awards under each of the Omnibus Plans and is authorized to provide for the acceleration, termination, assumption, substitution, or conversion of such awards in the event of a change of control or certain other unusual or nonrecurring events or transactions.

The types of awards we grant under the 2021 Omnibus Plan include the following:

Cash Performance Awards. When granting cash performance award opportunities, the Compensation Committee adopts specific performance targets and payout levels for each executive officer for the applicable fiscal year. Generally, the Compensation Committee reviews and certifies performance following the end of each fiscal year and may also consider discretionary factors when making awards.

In February 2025, the Compensation Committee approved specific performance targets and payout levels for executive officers for the 2025 fiscal year. Under the 2025 plan, Mr. Lolmaugh, Mr. Davis, and Mr. Kinder’s cash incentive targets represented 75%, 50%, and 50% of their 2025 year-end base salaries, respectively. The cash incentive plan for 2025 was tied to the achievement of an Adjusted EBITDA target, calculated in the manner described below, and further adjusted for changes in cash incentive bonus expenses (as adjusted, “further Adjusted EBITDA”). Messrs. Lolmaugh, Davis and Kinder each had the opportunity to receive a partial incentive payment if we achieved at least 90% of the further Adjusted EBITDA performance target and could earn up to 175% the target incentive amount if we achieved 115% of the further Adjusted EBITDA performance target.

We calculate Adjusted EBITDA by taking net (loss) income calculated in accordance with accounting principles generally accepted in the United States and adjusting for interest expense, income taxes, depreciation and amortization, and stock-based compensation expense.

For 2025, the Company’s further Adjusted EBITDA fell below the minimum threshold required for a cash incentive payment. Accordingly, there was no payout of any 2025 cash incentive compensation to any of our named executive officers.

The cash incentive compensation opportunities granted to our named executive officers in fiscal year 2025 are set forth in the “Grants of Plan-Based Awards for Fiscal 2025” table. However, as set forth in the “Summary Compensation Table” below, none of our named executive officers received any cash incentive compensation payments for fiscal year 2025.

Equity and Equity-Linked Incentives. We use equity incentive awards to link the interests of our named executive officers with those of our stockholders. The 2021 Omnibus Plan authorizes the Compensation Committee to grant stock options (nonqualified stock options or incentive stock options) and restricted stock or any combination thereof. Vesting of such equity incentive awards is dependent in whole or in part on continued employment, to encourage the retention of our named executive officers through the vesting period of the awards. In some cases, vesting may also be partially based on certain market conditions such as the annual appreciation of our common stock or upon the attainment of certain performance conditions, such as an EBITDA target. In determining the size of equity awards to our named executive officers, our Compensation Committee considers several internal factors, such as the relative job scope, the value of outstanding equity awards, individual performance history, prior contributions to the Company, and the size of prior awards, as well as external factors such as the levels of unvested equity awards held by our executive officers in relation to their peers at comparable companies. We do not schedule the grant of stock options or other equity awards in anticipation of the disclosure of material non-public information, and we do not schedule the disclosure of material non-public information based on the timing of grants of stock options or other equity awards. We have not adopted any formal policy that would require the Compensation Committee or the Board to grant, or to avoid granting, stock options or other equity awards to our named executive officers or other employees at certain times.

2023 Equity Grants

In March 2023, we granted 18,250, 9,260, and 9,260 shares of time-based restricted stock to Mr. Lolmaugh, Mr. Davis, and Mr. Kinder, respectively and 37,039, 18,519, and 18,519 shares of performance-based restricted stock to Mr. Lolmaugh, Mr. Davis, and Mr. Kinder, respectively. The number of restricted shares granted was determined using the 30-trading day average of the Company’s closing stock price preceding the grant date. The shares of restricted stock were granted pursuant to the 2021 Omnibus Plan. The risks of forfeiture for the time-based restricted stock will lapse in three equal annual installments based on continued service. The performance-based restricted stock will vest in three installments: 30% will vest on the day that the Company files its annual report for the year ended December 31, 2023; 30% will vest on the day that the Company files its annual report for the year ended December 31, 2024; and 40% will vest on the day that the Company files its annual report for the year ended December 31, 2025, in each case subject to (i) the employee remaining in continuous employment with the Company prior to and as of December 31 of the year preceding the applicable vesting date and (ii) further subject to the Company achieving 15%, 20%, and 20% of the profit metric, defined as adjusted pretax return on capital employed (“ROCE”) (as such results are reported in the Company’s annual report for the applicable year), for the years ended December 31, 2023, 2024, and 2025, respectively. We calculate adjusted ROCE by taking income (loss) from operations before performance share based compensation expense, divided by capital employed. Capital employed equals total assets less accounts payable, income taxes payable, other accrued liabilities, lease liability and non-interest bearing other long-term liabilities (where income statement accounts represent the activity for the trailing twelve months ended as of each of the balance sheet dates, and balance sheet accounts represent the average account balance for the four quarters ended as of each of the balance sheet dates). Given uncertain macroeconomic conditions following interest rate hikes and projections of slowing demand tied to the housing industry at the time the Compensation Committee set the 2023 performance share incentive targets, the Compensation Committee established adjusted ROCE targets for 2023 that were somewhat lower than the targets for 2022 performance share awards. In establishing adjusted ROCE targets for the 2023 performance share awards, the Compensation Committee sought to create targets that are challenging but obtainable, and aligned with the Company’s guidance and projections regarding market conditions, in order to provide strong incentives for management to continue to focus on efficient capital deployment. To further align executive compensation with performance, two-thirds of the equity incentives for 2023 were based on achieving performance goals. The Compensation Committee determined the levels of equity grants after assessing individual executives’ performance, their role with, and contributions to, the Company, and market compensation data provided by the compensation consultant.

For the year ended December 31, 2023, the Company did not achieve the performance condition required for vesting of the first tranche of the performance-based restricted share awards granted in 2023. Accordingly, 11,112, 5,556, and 5,556 performance-based restricted shares that had previously been granted to Mr. Lolmaugh, Mr. Davis and Mr. Kinder, respectively, were cancelled in February 2024.

For the year ended December 31, 2024, the Company did not achieve the performance condition required for vesting of the second tranche of the performance-based restricted share awards granted in 2023. Accordingly, 11,112, 5,556, and 5,556 performance-based restricted shares that had previously been granted to Mr. Lolmaugh, Mr. Davis and Mr. Kinder, respectively, were cancelled in February 2025.

For the year ended December 31, 2025, the Company did not achieve the performance condition required for vesting of the third tranche of the performance-based restricted share awards granted in 2023. Accordingly, 14,815, 7,407, and 7,407 performance-based restricted shares that had previously been granted to Mr. Lolmaugh, Mr. Davis and Mr. Kinder, respectively, were cancelled in February 2026 upon the filing of this Annual Report on Form 10-K.

2024 Equity Grants

In March 2024, we granted 15,125, 7,562, and 7,562 shares of time-based restricted stock to Mr. Lolmaugh, Mr. Davis, and Mr. Kinder, respectively and 30,249, 15,125, and 15,125 shares of performance-based restricted stock to Mr. Lolmaugh, Mr. Davis, and Mr. Kinder, respectively. The number of restricted shares granted was determined using the 30-trading day average of the Company’s closing stock price preceding the grant date. The shares of restricted stock were granted pursuant to the 2021 Omnibus Plan. The risks of forfeiture for the time-based restricted stock will lapse in three equal annual installments based on continued service. The performance-based restricted stock will vest in three installments: 30% will vest on the day that the Company files its annual report for the year ended December 31, 2024; 30% will vest on the day that the Company files its annual report for the year ended December 31, 2025; and 40% will vest on the day that the Company files its annual report for the year ended December 31, 2026, in each case subject to (i) the employee remaining in continuous employment with the Company prior to and as of December 31 of the year preceding the applicable vesting date and (ii) further subject to the Company achieving 12%, 14% and 15% of the profit metric, defined as adjusted ROCE, for the years ended December 31, 2024, 2025, and 2026, respectively. We calculate adjusted ROCE by taking income (loss) from operations before performance share based compensation expense, divided by capital employed, calculated as described above. Given continued uncertain macroeconomic conditions following projections of slowing demand tied to the housing industry at the time the Compensation Committee set the 2024 performance share incentive targets, the Compensation Committee established adjusted ROCE targets for 2024 that were somewhat lower than the targets for 2023 performance share awards. In establishing adjusted ROCE targets for the 2024 performance share awards, the Compensation Committee again sought to create targets that are challenging but obtainable, and aligned with the Company’s guidance and projections regarding market conditions, in order to provide strong incentives for management to continue to focus on efficient capital deployment. To further align executive compensation with performance, two-thirds of the equity incentives for 2024 were based on achieving performance goals. The Compensation Committee determined the levels of equity grants after assessing individual executives’ performance, their role with, and contributions to, the Company, and market compensation data provided by the compensation consultant.

In addition, in connection with his April 1, 2024 appointment as Senior Vice President, Chief Financial Officer and Secretary, Mr. Davis received a $50,000 equity award in May 2024, consisting of (i) 2,464 shares of time-based restricted stock, for which he risks of forfeiture will lapse in three equal annual installments based on continued service, and (ii) 4,928 shares of performance-based restricted stock, which will vest in three installments: 30% will vest on May 13, 2025, 30% will vest on the day that the Company files its annual report for the year ended December 31, 2025, and 40% will vest on the day that the Company files its annual report for the year ended December 31, 2026, in each case subject to (i) Mr. Davis remaining in continuous employment with the Company prior to and as of December 31 of the year preceding the applicable vesting date and (ii) further subject to the Company achieving 12%, 14% and 15% of the profit metric, defined as adjusted ROCE and calculated as described above, for the years ended December 31, 2024, 2025, and 2026, respectively. The number of restricted shares granted was determined using the 30-trading day average of the Company’s closing stock price preceding the grant date. The shares of restricted stock were granted pursuant to the 2021 Omnibus Plan.

For the year ended December 31, 2024, the Company did not achieve the performance condition required for vesting of the first tranche of the performance-based restricted share awards granted in 2024. Accordingly, 9,075, 4,538, and 4,538 performance-based restricted shares that had previously been granted to Mr. Lolmaugh, Mr. Davis and Mr. Kinder, respectively, were cancelled in February 2025 and an additional 1,478 performance-based restricted shares that had previously been granted to Mr. Davis were cancelled in May 2025.

For the year ended December 31, 2025, the Company did not achieve the performance condition required for vesting of the second tranche of the performance-based restricted share awards granted in 2024. Accordingly, 9,075, 6,016, and 4,538 performance-based restricted shares that had previously been granted to Mr. Lolmaugh, Mr. Davis and Mr. Kinder, respectively, were cancelled in February 2026 upon the filing of this Annual Report on Form 10-K.

2025 Equity Grants

In March 2025, we granted 13,542, 9,028, and 9,028 shares of time-based restricted stock to Mr. Lolmaugh, Mr. Davis, and Mr. Kinder, respectively and 27,083, 18,055, and 18,055 shares of performance-based restricted stock to Mr. Lolmaugh, Mr. Davis, and Mr. Kinder, respectively. The number of restricted shares granted was determined using the 30-trading day average of the Company’s closing stock price preceding the grant date. The shares of restricted stock were granted pursuant to the 2021 Omnibus Plan. The risks of forfeiture for the time-based restricted stock will lapse in three equal annual installments based on continued service. The performance-based restricted stock will vest in three installments: 30% will vest on the day that the Company files its annual report for the year ended December 31, 2025; 30% will vest on the day that the Company files its annual report for the year ended December 31, 2026; and 40% will vest on the day that the Company files its annual report for the year ended December 31, 2027, in each case subject to (i) the employee remaining in continuous employment with the Company prior to and as of December 31 of the year preceding the applicable vesting date and (ii) further subject to the Company achieving 10%, 12% and 14% of the profit metric, defined as adjusted ROCE, as described above, for the years ended December 31, 2025, 2026, and 2027, respectively.

For the year ended December 31, 2025, the Company did not achieve the performance condition required for vesting of the first tranche of the performance-based restricted share awards granted in 2025. Accordingly, 8,125, 5,417, and 5,417 performance-based restricted shares that had previously been granted to Mr. Lolmaugh, Mr. Davis and Mr. Kinder, respectively, were cancelled in February 2026 upon the filing of this Annual Report on Form 10-K.

The equity grants made to our named executive officers in fiscal year 2025 are set forth in the “Summary Compensation Table for Fiscal 2025” and the “Grants of Plan-Based Awards for Fiscal 2025” table and are further discussed under “Equity Grants” below.

As a result of the Transaction, the Company does not expect that it will be required to file current or periodic reports with the SEC following the filing of this Annual Report on Form 10-K. Accordingly, the performance-based restricted shares that are intended to vest upon the date the Company files its annual report will vest on the date the Company releases its annual financial statements for the applicable fiscal year.

Retirement Savings. All of our full-time employees, including our named executive officers, are eligible to participate in The Tile Shop 401(k) Retirement Plan. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was $23,500 in 2025 (or $31,000 for employees over 50), and to have the amount of this reduction contributed to the 401(k) plan. In fiscal year 2025, we made a matching contribution of $0.50 for every $1.00 that each applicable employee contributed to the 401(k) plan, up to a maximum of 5% of such employee’s salary. Each year, this matching contribution vests as to 20% of the aggregate matching contributions for such employee, such that all past and future matching contributions will be vested after the employee has been employed by us for a period of five years.

Perquisites. From time to time, we have provided certain of our named executive officers with perquisites that we believe are reasonable. We do not view perquisites as a significant element of our comprehensive compensation structure, but we do believe they can be useful in attracting, motivating, and retaining executive talent. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for our executive officers in appropriate circumstances. Accordingly, we may consider providing additional perquisites in the future. There are no material perquisites to our named executive officers that are contractual obligations pursuant to written agreements. All future practices regarding perquisites will be approved and subject to periodic review by our Compensation Committee.

Clawback Policy

During 2025, our executive officers were subject to our Compensation Recovery Policy, adopted in February 2023, which applied to incentive-based compensation under awards approved, awarded or granted on or after February 28, 2023 and which complied with the requirements for compensation recovery (or “clawback”) policies adopted by the SEC and Nasdaq. Following the Transaction, the policy is no longer in effect.

Risk Assessment of Compensation Policies and Practices

The Compensation Committee is responsible for overseeing the management of risks relating to our compensation policies, plans and arrangements, as well as our strategies related to human capital management. The Compensation Committee addresses risk by monitoring regulatory compliance with respect to compensation matters and by setting compensation in a manner that encourages accountability and is within our range of risk tolerance. The Compensation Committee is not presently aware of any information that would lead it to believe that risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on us.

Compensation Committee Interlocks and Insider Participation

Members of the Compensation Committee during the fiscal year ended December 31, 2025 included Messrs. Jacullo and Bonney and Ms. Glasser. None of our Compensation Committee members has ever been one of our executive officers or employees. None of our executive officers currently serves, nor during the last fiscal year served, as a member of the board or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our Board or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Compensation Committee of the Board of Directors:

Deborah K. Glasser, Chair

Mark J. Bonney

Peter J. Jacullo III

Summary Compensation Table for Fiscal 2025

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2025, 2024, and 2023 by each of the named executive officers for each year in which each individual was a named executive officer. The positions listed are those held as of December 31, 2025.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total ($)
Cabell Lolmaugh	2025	437,000	-	296,969	-	-	4,739	(3)	738,708
Chief Executive Officer and	2024	424,360	-	301,737	-	-	7,022		733,119
President	2023	412,000	-	270,017	-	-	5,150		687,167
Mark Davis	2025	309,000	-	197,977	-	-	8,971	(3)	515,948
Senior Vice President and	2024	283,350	-	200,247	-	-	7,084		490,681
Chief Financial Officer	2023	226,600	-	135,006	-	-	5,665		367,271
Joseph Kinder	2025	350,000	-	197,977	-	-	9,035	(3)	557,012
Senior Vice President,	2024	278,100	-	150,862	-	-	6,953		435,915
Supply Chain and Distribution	2023	270,000	-	135,006	-	-	6,750		411,756

(1)The value of stock awards and options in this table represents the fair value of such awards granted or modified during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic

718 (“Topic 718”). The assumptions used to determine the valuation of the awards are discussed in Note 9 to our consolidated financial statements, included in this Annual Report on Form 10-K.

(2)Represents cash incentive compensation paid based on our achievement of applicable performance goals. None of our named executive officers received any cash incentive compensation payments for the 2025 fiscal year. See “Non-Equity Incentive Plan Compensation” below for additional discussion.

(3)Represents employer 401(k) contributions, employer health savings account contributions, and taxable fringe benefits.

Grants of Plan-Based Awards for Fiscal 2025

The following table sets forth certain information regarding grants of plan-based awards during the fiscal year ended December 31, 2025:

			Estimated future payouts under non-equity incentive plan awards ($)(1)			All other stock awards: Number of shares of		All other option awards: Number of securities	Exercise or base price of option	Grant date fair value of stock and option
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	stock or units (#)		underlying options (#)	awards ($/Sh)	awards ($)
Cabell Lolmaugh	3/3/2025	2/25/2025	-	-	-	13,542	(2)	-	-	98,992
	3/3/2025	2/25/2025	-	-	-	27,083	(3)	-	-	197,977
	N/A	N/A	-	327,750	573,563	-		-	-	-
Mark Davis	3/3/2025	2/25/2025	-	-	-	9,028	(2)	-	-	65,995
	3/3/2025	2/25/2025	-	-	-	18,055	(3)	-	-	131,982
	N/A	N/A	-	154,500	270,375	-		-	-	-
Joseph Kinder	3/3/2025	2/25/2025	-	-	-	9,028	(2)	-	-	65,995
	3/3/2025	2/25/2025	-	-	-	18,055	(3)	-	-	131,982
	N/A	N/A	-	175,000	306,250	-		-	-	-

(1)The cash incentive compensation plan approved by the Compensation Committee in February 2025 included one performance goal, tied to the achievement of the further Adjusted EBITDA target. Messrs. Lolmaugh, Davis, and Kinder each had the opportunity to receive a partial incentive payment if the Company achieved at least 90% of the further Adjusted EBITDA performance target and could earn up to 175% the target incentive amount if the Company achieved 115% of the further Adjusted EBITDA performance target. Under the 2025 plan, Mr. Lolmaugh, Mr. Davis, and Mr. Kinder’s cash incentive targets represented 75%, 50%, and 50% of their base salaries, respectively. In 2025, the Company’s further Adjusted EBITDA fell below the minimum threshold for a cash incentive payment. Accordingly, there was no payout of any 2025 cash incentive compensation to Messrs. Lolmaugh, Davis or Kinder.

(2)Represents shares of time-based restricted stock. The risks of forfeiture for the time-based restricted stock will lapse in three equal annual installments based on continued service.

(3)Represents shares of performance-based restricted stock. The performance-based restricted stock will vest in three installments: 30% will vest on the day that the Company files its annual report for the year ended December 31, 2025; 30% will vest on the day that the Company files its annual report for the year ended December 31, 2026; and 40% will vest on the day that the Company files its annual report for the year ended December 31, 2027, in each case subject to the employee remaining in continuous employment with the Company prior to and as of December 31 of the year preceding the applicable vesting date and further subject to the Company achieving 10%, 12% and 14% of the profit metric, defined as adjusted ROCE, for the years ended December 31, 2025, 2026, and 2027, respectively. Because the adjusted ROCE profit metric for fiscal 2025 was not achieved, 30% of the performance-based restricted stock granted on March 3, 2025 was forfeited.

Offer Letter and Termination Agreements

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

In September 2019, as the result of arm’s length negotiations, we entered into an offer letter agreement with Mr. Davis setting forth the terms and conditions of his employment as our Vice President, Investor Relations, and Chief Accounting Officer. In connection with his appointment as our Senior Vice President and Chief Financial Officer, we entered into an amendment to Mr. Davis’s offer letter agreement on March 18, 2024, reflecting Mr. Davis’s new title; providing for annual base salary of $300,000; amending Mr. Davis’s target annual cash incentive compensation opportunity to provide a target of 50% of his base salary; and providing for an additional $50,000 equity award following the issuance of the Company’s first quarter 2024 financial results.

Pursuant to the respective offer letter agreement, Messrs. Lolmaugh and Davis are entitled to receive severance benefits if their employment is terminated by us without severance cause at any time or if they resign for good reason (as such terms are defined in the offer letter agreements), subject to execution of a full release in our favor. In such an event, Messrs. Lolmaugh and Davis are entitled to continued payment of their base salary for six months and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for them during the month immediately prior to termination. Upon a change of control (as such term is defined in the applicable Omnibus Plans), Messrs. Lolmaugh and Davis are also entitled to full vesting acceleration with respect to any unvested stock options if they are not offered employment by the successor entity, or if they are terminated without cause (as defined in the 2012 Omnibus Award Plan) or constructively terminated prior to the first anniversary of the change of control.

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

On February 25, 2025, in connection with his appointment to the position of Senior Vice President, Chief Merchant Officer, we entered into an employment agreement with Mr. Kinder, which superseded in its entirety his offer letter agreement described above. The employment agreement with Mr. Kinder documents the agreed terms and conditions of his employment as Senior Vice President, Chief Merchant Officer, as well as his expected subsequent transition, effective January 1, 2027, to non-executive employment as a Purchasing Advisor. Pursuant to the employment agreement, effective on February 25, 2025 and continuing through December 31, 2026 or such earlier date as his employment may be terminated for any reason (the “Officer Employment Period”), Mr. Kinder will receive an annual salary of $350,000 (effective as of January 1, 2025), will be eligible to participate in the Company’s corporate bonus program, with a target bonus opportunity of 50% of his annual salary, will be eligible to participate in the Company’s annual equity award program for executive officers, with an aggregate target annual equity award value of $200,000, and will be eligible for other employee benefits in accordance with the Company’s policies and plans. In the event of a change of control of the Company during the Officer Employment Period, Mr. Kinder generally will be entitled to accelerated vesting and exercisability of unvested restricted stock award grants if he is not offered employment or continued employment by the successor entity, or if his employment terminates within one year after the change of control as a result of his termination by the successor entity without severance cause or his resignation in a constructive termination. Further, if Mr. Kinder’s employment terminates during the Officer Employment Period due to a change of control and as a result of his termination by the successor entity without severance cause or his resignation for good reason, he will be entitled to receive cash severance in an amount equal to his then-current base salary for a six-month period, conditioned upon his provision of an effective release of claims against the Company. Pursuant to the employment agreement, if Mr. Kinder remains employed by the Company as Senior Vice President, Chief Merchant Officer through December 31, 2026, then, effective on January 1, 2027 and continuing through December 31, 2028 or such earlier date as his employment may be terminated for any reason (such period, the “Transition Period”), the Company will employ him as a Purchasing Advisor, which is a non-officer employee position. During the Transition Period, Mr. Kinder will receive an annual salary of $75,000 and will be eligible for other employee benefits in accordance with the Company’s policies and plans.

As defined in the offer letter and employment agreements, “severance cause” means (1) the employee’s willful misconduct in connection with employment or willful failure to perform responsibilities in the best interests of us, as determined by (i) the Board, for each of Messrs. Lolmaugh and Davis, or (ii) the Company’s Chief Financial Officer, for Mr. Kinder; (2) conviction of, or plea of nolo contendere or guilty to, a felony other than an act involving a traffic related infraction; (3) any act of fraud, theft, embezzlement or other material dishonesty by the employee that harmed us; (4) intentional violation of a federal or state law or regulation applicable to our business, which violation was or is reasonably likely to be injurious to us; or (5) the employee’s repeated failure to perform his or her duties and obligations of his or her position with us, which failure is not cured within thirty (30) days after notice of such failure from (i) the Board, for each of Messrs. Lolmaugh and Davis, or (ii) the Chief Financial Officer, for Mr. Kinder. “Good reason” exists if an employee resigns as a result of (1) a material reduction in annual base salary or job responsibility or (2) the relocation of the employee’s principal office location to a facility or location located more than 50 miles from his or her current principal office location. The full definition of “severance cause” and “good reason” is set forth in the offer letter agreements.

For purposes of the Omnibus Plans, subject to exceptions set forth in the respective Omnibus Plans, a “change of control” generally includes (1) the acquisition of more than 50% of our common stock; (2) the incumbent Board ceasing to constitute a majority of the Board during any period of two consecutive years; (3) a merger, consolidation, reorganization or business combination, or a sale of substantially all our assets; and (4) stockholder approval of our complete liquidation or dissolution. “Cause,” as defined in the Omnibus Plans, generally means any act or omission the Compensation Committee determines constitutes cause for termination, including (1) a material violation of any of our policies, including the Code of Business Conduct and Ethics; (2) embezzlement from, or theft of, our property; (3) willful failure to perform, or gross negligence in the performance of, assigned duties; or (4) other intentional misconduct, whether related to employment or otherwise, which has, or could potentially have, a material adverse effect on our business. The full definition of “change of control” and “cause” is set forth in each of the Omnibus Plans.

In connection with their offer letter and employment agreements, each of Messrs. Lolmaugh, Davis and Kinder agreed not to compete, directly or indirectly, with us, and not to solicit any of our employees or business contacts, during the term of their employment and for a period of one year thereafter.

Non-Equity Incentive Plan Compensation

In February 2025, the Compensation Committee approved specific performance targets and payout levels for executive officers for the 2025 fiscal year. Under the 2025 plan, Mr. Lolmaugh, Mr. Davis, and Mr. Kinder’s cash incentive targets represented 75%, 50%, and 50% of their 2025 year-end base salaries, respectively. The cash incentive plan for 2025 was tied to the achievement of a further Adjusted EBITDA Target, with Adjusted EBITDA calculated in the manner described above, as further adjusted for changes in cash incentive bonus expenses. Messrs. Lolmaugh, Davis and Kinder each had the opportunity to receive a partial incentive payment if we achieved at least 90% of the further Adjusted EBITDA performance target and could earn up to 175% the target incentive amount if we achieved 115% of the further Adjusted EBITDA performance target. See below for a table setting forth the performance targets and payout levels under the plan:

Percentage of budgeted further Adjusted EBITDA achieved*	90%	95%	100%	105%	110%	115%
Percentage of incentive payout level	0%	50.0%	100.0%	125.0%	150.0%	175.0%

* Payout levels for percentages between the listed ranges are proportionately adjusted.

For 2025, the Company did not attain the level of further Adjusted EBITDA required for payment under the cash incentive plan. Accordingly, the Compensation Committee did not approve a payout of any 2025 cash incentive compensation to Messrs. Lolmaugh, Davis or Kinder.

Equity Grants

All restricted stock awards issued in fiscal year 2025 to named executive officers were issued pursuant to the 2021 Omnibus Plan. Pursuant to the 2021 Omnibus Plan, in the event of a change of control, any unvested equity awards may be accelerated at the sole discretion of the Compensation Committee.

We have also provided for the acceleration of vesting of certain equity awards granted to Messrs. Lolmaugh, Davis, and Kinder in the event of our change of control pursuant to their offer letter agreements. In the event of a change of control, if they are terminated without cause or are otherwise constructively terminated prior to the first anniversary of the change of control, the vesting of such unvested awards will be accelerated in full immediately prior to such termination. We believe that these acceleration opportunities will further align the interests of our executives with those of our stockholders by providing our executives an opportunity to benefit alongside our stockholders in a corporate transaction.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2025

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2025:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have not Vested ($)*	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)*
Cabell	11/6/2017	26,900	-	8.50	11/6/2027	-		-	-		-
Lolmaugh	2/22/2018	56,000	-	5.55	2/22/2028	-		-	-		-
	2/20/2019	97,067	-	6.26	2/20/2029	-		-	-		-
	3/6/2023(1)	-	-	-	-	6,173	(2)	21,729	-	(1)	-
	3/4/2024	-	-	-	-	10,083	(4)	35,492	12,099	(3)	42,588
	3/3/2025	-	-	-	-	13,542	(7)	47,668	18,958	(6)	66,732
Mark	11/6/2017	5,400	-	8.50	11/6/2027	-		-	-		-
Davis	3/6/2023(1)	-	-	-	-	3,086	(2)	10,863	-	(1)	-
	3/4/2024	-	-	-	-	5,041	(4)	17,744	6,049	(3)	21,292
	5/13/2024	-	-	-	-	1,642	(5)	5,780	1,972	(3)	6,941
	3/3/2025	-	-	-	-	9,028	(7)	31,779	12,638	(6)	44,486
Joseph	11/6/2017	26,900	-	8.50	11/6/2027	-		-	-		-
Kinder	7/20/2018	50,000	-	8.80	7/20/2028	-		-	-		-
	3/6/2023(1)	-	-	-	-	3,086	(2)	10,863	-	(1)	-
	3/4/2024	-	-	-	-	5,041	(4)	17,744	6,049	(3)	21,292
	3/3/2025	-	-	-	-	9,028	(7)	31,779	12,638	(6)	44,486

*Based on the closing stock price of our common stock of $3.52 on December 31, 2025, the last trading day of the 2025 fiscal year.

(1)The shares of performance-based restricted stock granted on March 6, 2023 provided for vesting in three installments: 30% to vest on the day that the Company filed its annual report for the year ended December 31, 2023; 30% to vest on the day that the Company filed its annual report for the year ended December 31, 2024; and 40% to vest on the day that the Company filed its annual report for the year ended December 31, 2025, in each case subject to (i) the employee remaining in continuous employment with the Company prior to and as of December 31 of the year preceding the applicable vesting date and (ii) further subject to the Company achieving 15%, 20%, and 20% of the applicable profit metric for the years ended December 31, 2023, 2024, and 2025, respectively. Because the profit metric for fiscal 2025 was not achieved, the final installment of the performance-based restricted stock granted on March 6, 2023 was forfeited as of the date of filing this Annual Report on Form 10-K and is therefore not reported in this table.

(2)The risks of forfeiture for these shares of restricted stock will lapse on March 6, 2026.

(3)The shares of performance-based restricted stock granted on March 4, 2024 and May 13, 2024 provide for vesting in three installments: 30% to vest on the day that the Company files its annual report for the year ended December 31, 2024, except for the shares granted to Mr. Davis on May 13, 2024, for which 30% will vest on May 13, 2025; 30% to vest on the day that the Company files its annual report for the year ended December 31, 2025; and 40% to vest on the day that the Company files its annual report for the year ended December 31, 2026, in each case subject to (i) the employee remaining in continuous employment with the Company prior to and as of December 31 of the year preceding the applicable vesting date and (ii) further subject to the Company achieving 12%, 14%, and 15% of the applicable profit metric for the years ended December 31, 2024, 2025, and 2026, respectively. Because the profit metric for fiscal 2025 was not achieved, the second installment of the performance-based restricted stock granted on March 4, 2024 and May 13, 2024, or 30% of the initial grant, was forfeited as of the date of filing this Annual Report on Form 10-K and is therefore not reported in this table. The remainder of the performance-based restricted stock granted on March 4, 2024 and May 13, 2024, or 40% of the initial grant, is reported in this table at the target level.

(4)The risks of forfeiture for these shares of restricted stock will lapse in two equal annual installments beginning on March 4, 2026.

(5)The risks of forfeiture for these shares of restricted stock will lapse in two equal annual installments beginning on May 13, 2026.

(6)The shares of performance-based restricted stock granted on March 3, 2025 provide for vesting in three installments: 30% to vest on the day that the Company files its annual report for the year ended December 31, 2025; 30% to vest on the day that the Company files its annual report for the year ended December 31, 2026; and 40% to vest on the day that the Company files its annual report for the year ended December 31, 2027, in each case subject to (i) the employee remaining in continuous employment with the Company prior to and as of December 31 of the year preceding the applicable vesting date and (ii) further subject to the Company achieving 10%, 12% and 14% of the applicable profit metric for the years ended December 31, 2025, 2026, and 2027, respectively. Because the profit metric for fiscal 2025 was not achieved, the first installment of the performance-based restricted stock granted on March 3, 2025, or 30% of the initial grant, was forfeited as of the date of filing this Annual Report on Form 10-K and is therefore not reported in this table. The remainder of the performance-based restricted stock granted on March 3, 2025, or 70% of the initial grant, is reported in this table at the target level.

(7)The risks of forfeiture for these shares of restricted stock will lapse in three equal annual installments beginning on March 3, 2026.

Option Exercises and Stock Vested for Fiscal 2025

The following named executive officers had restricted common stock vest during the fiscal year ended December 31, 2025. No named executive officer exercised stock options during the 2025 fiscal year.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)		Value Realized on Vesting ($)(2)
Cabell Lolmaugh	16,352	(3)	113,418
Mark Davis	8,998	(4)	61,855
Joseph Kinder	8,176	(5)	56,709

(1)The Company did not achieve the performance conditions required for vesting of the performance-based restricted share awards granted in 2022, 2023, and 2024. Accordingly, an aggregate of 32,516, 17,737, and 16,259 performance-based restricted shares that had previously been granted to Mr. Lolmaugh, Mr. Davis, and Mr. Kinder were cancelled in February 2025 and are not included in this table.

(2)The amounts shown are calculated based on the closing price per share of our common stock on the date the shares vested.

(3)Includes 5,627 shares that were withheld to cover taxes and 10,725 shares that were issued to Mr. Lolmaugh.

(4)Includes 3,233 shares that were withheld to cover taxes and 5,765 shares that were issued to Mr. Davis.

(5)Includes 2,937 shares that were withheld to cover taxes and 5,239 shares that were issued to Mr. Kinder.

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for our named executive officers during the fiscal year ended December 31, 2025.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was paid to or earned by the named executive officers during the fiscal year ended December 31, 2025.

Potential Payments Upon Termination or Change in Control

As discussed above in connection with each named executive officer’s offer letter agreement, Messrs. Lolmaugh and Davis are eligible to receive severance benefits in the event that their employment is terminated by us without cause or by the employee for good reason, and Mr. Kinder is eligible to receive severance benefits in the event that his employment is terminated by us without cause or by him for good reason due to a change of control. Additionally, Messrs. Lolmaugh, Davis, and Kinder are entitled to full vesting of certain outstanding equity awards if, in the event of a change of control, they are not offered employment by the successor entity, or they are terminated without cause or are otherwise constructively terminated prior to the first anniversary of the change of control.

Additional information regarding non-competition and non-solicitation provisions is disclosed above under “Offer Letter and Termination Agreements.”

The amounts payable by us to each of our named executive officers, assuming that each individual’s employment had terminated on December 31, 2025, under each scenario are as follows:

Name	In Connection with a Change in Control ($)(1)		By Company Not for Cause ($)		By NEO for Good Reason ($)
Cabell Lolmaugh	218,500	(1)	218,500	(3)	218,500	(3)
Mark Davis	157,440	(1)	157,440	(3)	157,440	(3)
Joseph Kinder	369,131	(2)	-		-

(1)Represents the continued payment of six-months base salary and an additional payment in an amount equal to six times our contribution for the monthly health insurance premium for them during the month immediately prior to termination. Continued payment of base salary for a six-month period would have resulted in payments of $218,500 and $154,500 to Mr. Lolmaugh and Mr. Davis, respectively, as of December 31, 2025. The payment equal to six months of the Company’s contribution for monthly health insurance premiums would have resulted in a payment of $2,940 to Mr. Davis.

(2)Represents continued payment of six-months base salary of $175,000 and a payment equal to six months of the Company’s contribution for monthly health insurance premiums of $6,853, which Mr. Kinder is eligible to receive in the event his employment is terminated by us without severance cause or by him for good reason due to a change of control. Additionally, this amount includes the lapse of the risks of forfeiture on all outstanding shares of restricted stock, equal to $187,278, based on the closing stock price of our common stock of $3.52 on December 31, 2025, the last trading day of the 2025 fiscal year, which Mr. Kinder is eligible to receive in the event of a change of control, as described above.

(3)Represents continued payment of six-months base salary and an additional payment in an amount equal to six times our contribution amount for the monthly health insurance premium for them during the month immediately prior to termination. Continued payment of base salary for a six-month period would have resulted in payments of $218,500 and $154,500 to Mr. Lolmaugh and Mr. Davis, respectively, as of December 31, 2025. The payment equal to six months of the Company’s contribution for monthly health insurance premiums would have resulted in a payment of $2,940 to Mr. Davis.

Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, we are providing the following information about the relationship of the median annual total compensation of our employees and the annual total compensation of Mr. Lolmaugh, who served as our Chief Executive Officer during fiscal year 2025. The pay ratio included below is a reasonable estimate calculated in a manner consistent with the regulations.

For 2025, our last completed fiscal year:

•the median of the annual total compensation of all our employees (other than Mr. Lolmaugh) was $52,327; and

•the annual total compensation of Mr. Lolmaugh, as reported in the above Summary Compensation Table, was $738,708.

Based on this information, for fiscal year 2025, the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all employees was 14.12 to 1.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our Chief Executive Officer, we did the following:

Employee Count. As permitted under Item 402(u) of Regulation S-K, for 2025, we started with the same median employee who was originally identified as our median employee for 2024, because we determined that there has been no change in our employee population or employee compensation arrangements that we believe would significantly impact our pay ratio disclosure. Accordingly, our median employee was identified as of December 15, 2024, on which date our employee population consisted of approximately 1,296 individuals, all located in the United States.

Median Employee. To identify the median employee from our employee population, we compared the amount of salary, wages, tips and overtime pay of our employees as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2024 (less severance and settlement earnings). In making this determination, we annualized the compensation of any full-time employees who were hired in 2024 and were working for us on December 15, 2024, but did not work for us the entire fiscal year. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our included employees are located in the United States, as is our Chief Executive Officer, we did not make any cost-of-living adjustments in identifying the median employee.

Upon further review, we noted that the 2025 compensation of the originally identified median employee reflected a change in that employee’s circumstances that could significantly impact the pay ratio calculation. As a result, we selected as our median employee for 2025 an employee whose 2024 compensation was substantially similar to the originally identified median employee. We calculated the 2025 annual total compensation of that median employee in the same manner as described below.

Median Employee Total Compensation. Having identified our median employee, we combined all the elements of such employee’s compensation for 2025 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $52,327. The difference between such employee’s salary, wages, tips and overtime pay and the employee’s annual total compensation represents the value of our matching contributions to participants in The Tile Shop 401(k) Retirement Plan (estimated at $1,275).

Chief Executive Officer Total Compensation. Mr. Lolmaugh had annual total compensation of $738,708 as disclosed in the Summary Compensation Table.

Director Compensation

Each of our non-employee directors receives an annual fee of $100,000. The chairperson of our Board receives an additional annual fee of $75,000, the chairperson of the Audit Committee receives an additional annual fee of $40,000, and the chairperson of each of the Compensation Committee and Governance Committee receives an additional annual fee of $15,000. Beginning in the second quarter of 2025 and ending in the fourth quarter of 2025, the members of the Independent Transaction Committee received a cash retainer of $10,000 per quarter. Cash compensation is payable quarterly. Non-employee directors may elect to have 50% or 100% of their annual compensation paid in the form of restricted stock. The number of shares of our restricted stock granted is equal to the quotient obtained by dividing (i) the amount of the annual fee payable to the non-employee director in the form of restricted stock by (ii) the average closing price on Nasdaq of our common stock over the 30 trading days immediately preceding the date of grant. The annual period for director compensation runs based on the date of the Annual Meeting of Stockholders each year.

Messrs. Faw and Lennon were appointed as directors on January 7, 2026 and will receive $50,000 in cash for their service on the Board between the date of their appointment and the 2026 Annual Meeting of Stockholders.

In June 2024, Messrs. Kamin and Jacullo and Mss. Glasser and Solheid elected to receive compensation fully in the form of restricted stock, and Mr. Bonney elected to receive compensation as one-half restricted stock and one-half cash compensation, payable quarterly. Messrs. Kamin, Bonney, and Jacullo and Mss. Glasser and Solheid received 28,752, 10,593, 15,133, 17,403, and 15,133 shares of restricted stock, respectively. The risk of forfeiture for the restricted stock lapsed on June 3, 2025.

In June 2025, Messrs. Kamin and Jacullo and Ms. Glasser elected to receive compensation fully in the form of restricted stock, and Mr. Bonney and Ms. Solheid elected to receive compensation as one-half restricted stock and one-half cash compensation, payable quarterly. Messrs. Kamin, Bonney, and Jacullo and Mss. Glasser and Solheid received 32,063, 11,813, 16,875, 19,407, and 8,438 shares of restricted stock, respectively. The risk of forfeiture for the restricted stock will lapse on the earlier of the date of the 2026 Annual Meeting of Stockholders or June 3, 2026, contingent upon the applicable non-employee director’s continued service on our Board.

In January 2026, in connection with Ms. Solheid’s resignation, the vesting of Ms. Solheid’s unvested restricted stock was accelerated and she received a cash payment of $12,500, consisting of the portion of her annual Board fee that was payable in cash in March 2026.

Director Compensation Table for Fiscal 2025

The following table summarizes the compensation paid to each non-employee director who served during the fiscal year ended December 31, 2025. Mr. Lolmaugh does not receive any separate compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)(2)	All Other Compensation ($)	Total ($)
Peter H. Kamin	-		208,410	-	208,410
Mark J. Bonney	100,000	(3)	76,785	-	176,785
Deborah K. Glasser	-		126,146	-	126,146
Peter J. Jacullo III	-		109,688	-	109,688
Linda Solheid	67,500	(4)	54,847	-	122,347

(1)The table reflects the grant date fair value, as computed in accordance with Topic 718, of the director restricted share awards granted in fiscal year 2025. The assumptions used to determine the valuation of the awards are discussed in Note 9 to our consolidated financial statements, included in this Annual Report on Form 10-K.

(2)The aggregate number of shares of restricted stock held by each of the directors listed in the table above as of December 31, 2025 was as follows: Mr. Kamin, 32,063; Mr. Bonney, 11,813; Ms. Glasser, 19,407; Mr. Jacullo, 16,875; and Ms. Solheid, 8,438. These shares of restricted stock were granted on June 3, 2025. The risks of forfeiture for these restricted shares will generally lapse in full on the earlier of the date of the 2026 Annual Meeting of Stockholders or June 3, 2026, contingent upon the applicable non-employee director’s continued service on our Board.

(3)Includes $70,000 of the annual Board fees received in cash and an additional $30,000 pursuant to the quarterly cash retainer earned by members of the Independent Transaction Committee during 2025.

(4)Includes $37,500 of the annual Board fees received in cash and an additional $30,000 pursuant to the quarterly cash retainer earned by members of the Independent Transaction Committee during 2025.

Standstill Agreements

On January 10, 2020, our then-serving directors delivered director standstill commitments (as to purchases of shares of our common stock) to us, as described in our Current Report on Form 8-K filed with the SEC on January 13, 2020, which extended until the later of (i) two years and (ii) the date upon which the director’s service as a member of the Board ends. Messrs. Jacullo and Kamin agreed to extend their standstill commitments until the date upon which each director’s service on the Board ends (which is the later of June 1, 2023 and such date), pursuant to the Stipulation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents our equity compensation plan information as of December 31, 2025:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	295,367	(1)	7.07	2,328,723	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	295,367		7.07	2,328,723

(1)Represents shares of common stock to be issued upon exercise of outstanding options to purchase common stock granted pursuant to the Omnibus Plans as of December 31, 2025.

(2)All shares available for future issuance are under the 2021 Omnibus Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 23, 2026, information regarding beneficial ownership of our common stock by:

•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•each of our named executive officers;

•each of our directors; and

•all our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of February 23, 2026. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Shares of our common stock that are subject to options currently exercisable or exercisable within 60 days of February 23, 2026 are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group in which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

We have based our calculation of the percentage of beneficial ownership on 39,821,741 shares of our common stock outstanding on February 23, 2026.

Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Tile Shop Holdings, Inc., 14000 Carlson Parkway, Plymouth, Minnesota 55441.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Savitr Capital LLC(1)	2,770,535	7.0%
Cannell Capital LLC(2)	2,453,327	6.2%

Named Executive Officers and Directors (not otherwise included above):
Jonathan Lennon, Director, and Fund 1 Investments, LLC(3)	12,859,012	32.3%
Peter J. Jacullo III, Director(4)(12)	8,444,707	21.2%
Peter H. Kamin, Chairman of the Board(5)(12)	7,017,159	17.6%
Cabell Lolmaugh, Chief Executive Officer, President and Director(6)(12)(13)	409,796	1.0%
Mark B. Davis, Senior Vice President and Chief Financial Officer(7)(13)	133,215	*
Joseph Kinder, Senior Vice President, Supply Chain and Distribution(8)(13)	183,741	*
Mark J. Bonney, Director(9)	127,627	*
Benjamin Faw, Director	-	-
Deborah K. Glasser, Director(10)	186,612	*
All Current Executive Officers and Directors as a Group (9 persons)(11)(13)	29,361,869	73.3%

* Represents beneficial ownership of less than 1% of the outstanding common stock.

(1)Based on a Schedule 13G filed with the SEC on January 28, 2020 by Savitr Capital LLC (“Savitr”), Savitr holds shared voting and dispositive power over 2,770,535 shares of common stock. The business address of Savitr is 600 Montgomery Street, 47th Floor, San Francisco, California 94111.

(2)Based on a Schedule 13G/A filed with the SEC on February 13, 2023 by Cannell Capital LLC and J. Carlo Cannell, Cannell Capital LLC and Mr. Cannell hold shared voting and dispositive power over 2,453,327 shares of common stock. Cannell Capital LLC acts as an investment adviser. Mr. Cannell is the managing member of Cannell Capital LLC. The business address of the reporting persons is 245 Meriwether Circle, Alta, Wyoming 83414.

(3)Based on a Schedule 13D/A and Form 4 filed with the SEC on December 16, 2025 by Fund 1 Investments, LLC and a Form 3 filed by Jonathan Lennon on January 15, 2026, Fund 1 Investments, LLC holds shared voting and dispositive power over

12,859,012 shares of common stock, of which 11,856,805 shares are held for the benefit of PLP Funds Master Fund LP and 1,002,207 shares are held for the benefit of an unaffiliated private fund. Pleasant Lake Partners LLC serves as investment adviser for these funds. Fund 1 Investments, LLC serves as managing member of Pleasant Lake Partners LLC. Jonathan Lennon serves as managing member of Fund 1 Investments, LLC. Each of Fund 1 Investments, LLC, Pleasant Lake Partners LLC, and Mr. Lennon disclaims beneficial ownership of the shares except to the extent of its or his pecuniary interest therein. The business address of Fund 1 Investments, LLC is 100 Carr 115 Unit 1900, Rincon, Puerto Rico 00677.

(4)Based on a Schedule 13D/A filed with the SEC on January 5, 2026 by JWTS, Inc. (“JWTS”), Peter J. Jacullo III, and the Katherine D. Jacullo Children’s 1993 Irrevocable Trust (the “Jacullo Trust”) and a Form 4 filed by Mr. Jacullo with the SEC on June 5, 2025. JWTS directly holds 3,191,180 shares of common stock and has sole voting and dispositive power with respect to such shares. Mr. Jacullo is the President and sole member of the board of directors of JWTS, holds sole voting and dispositive power over the securities held by JWTS, and may be deemed to beneficially own the securities held by JWTS. The Jacullo Trust directly holds 4,706,489 shares of common stock and has shared voting and dispositive power with respect to such shares. Mr. Jacullo is a co-trustee of the Jacullo Trust, holds shared voting and dispositive power over the securities held by the Jacullo Trust, and may be deemed to beneficially own the securities held by the Jacullo Trust. Mr. Jacullo disclaims beneficial ownership of the shares of common stock held by the Jacullo Trust, except to the extent of his pecuniary interest therein. Mr. Jacullo directly holds 547,038 shares of common stock over which he has sole voting and dispositive power, including 16,875 shares of unvested restricted common stock.

(5)Based on a Schedule 13D/A filed with the SEC on December 31, 2025 by Peter H. Kamin and a Form 4 filed by Mr. Kamin with the SEC on June 5, 2025. Includes (i) 1,695,320 shares of common stock held by the Peter H. Kamin Revocable Trust dated February 2003, of which Peter H. Kamin is the trustee; (ii) 1,033,733 shares of common stock held by the Peter H. Kamin Childrens Trust dated March 1997, of which Mr. Kamin is the trustee; (iii) 117,453 shares of common stock held by the Peter H. Kamin Family Foundation, of which Mr. Kamin is the trustee; (iv) 328,711 shares of common stock held by the Peter H. Kamin GST Trust, of which Mr. Kamin is the trustee; (v) 333,495 shares of common stock held by 3K Limited Partnership, of which Mr. Kamin is the general partner; and (vi) 3,508,447 shares of common stock directly held by Mr. Kamin, including 32,063 shares of unvested restricted common stock. Mr. Kamin has sole voting and dispositive power over all such shares.

(6)Includes 92,870 shares of unvested restricted common stock held by Mr. Lolmaugh and options to purchase 179,967 shares of common stock that are currently exercisable.

(7)Includes 58,296 shares of unvested restricted common stock held by Mr. Davis and options to purchase 5,400 shares of common stock that are currently exercisable.

(8)Includes 53,204 shares of unvested restricted common stock held by Mr. Kinder and options to purchase 76,900 shares of common stock that are currently exercisable.

(9)Includes 11,813 shares of unvested restricted stock held by Mr. Bonney.

(10)Includes 19,407 shares of unvested restricted stock held by Ms. Glasser and 3,383 shares of common stock directly owned by Ms. Glasser’s spouse.

(11)Includes 265,121 shares of unvested restricted common stock and options to purchase 262,267 shares of common stock that are currently exercisable.

(12)On January 10, 2020, the then-serving directors delivered Director Standstill Commitments to us, as described above under the heading “Director Compensation—Standstill Agreements” in Item 11.

(13)Mr. Lolmaugh, Mr. Davis and Mr. Kinder’s holdings include 32,015, 18,840, and 17,362 performance-based restricted shares, respectively, for which the performance condition was not achieved. Such shares were cancelled in February 2026 upon the filing of this Annual Report on Form 10-K, which is after the date of this table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of the Board of Directors

Because we are quoted on the OTC and not listed on a national securities exchange, we are currently not subject to certain corporate governance requirements that apply to exchange-listed companies. For purposes of evaluating the independence of our directors, our Board uses the rules of the SEC and Nasdaq. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, and all other facts and circumstances the Board deemed relevant, including the Cooperation Agreement and Mr. Lennon’s relationship with the Company’s largest stockholder, the Board determined that Messrs. Bonney, Faw, Jacullo, Kamin and Lennon and Ms. Glasser do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is independent. The Board also determined that Ms. Solheid, who served on the Board during 2025, was independent. The Board has further determined that each current member of each committee, and each member of each committee during 2025, meets or met the relevant independence standards for service on each committee. Mr. Lolmaugh, our Chief Executive Officer and President, is not an independent director by virtue of his employment with us.

Certain Relationships and Related Transactions

Other than as described below, since the beginning of our 2024 fiscal year, there have been no transactions, or series of transactions, to which we were a participant or will be a participant, in which:

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

Compensation arrangements with our named executive officers and directors are described elsewhere in this report. From time to time, we employ related persons and other family members of our officers and directors. Consistent with the policy described below, all such employment arrangements involving amounts exceeding $120,000 are reviewed by the Audit Committee. We may also sell products to related persons, and related persons may purchase products or services from our suppliers for individual use. If such arrangements fall within the terms of the policy described below, they will also be reviewed by the Audit Committee.

Policies and Procedures for Related Person Transactions

Our Board has in place a written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions. This policy is administered by our Audit Committee and covers any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which we were or are to be a participant, the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest. Pursuant to this policy, our Audit Committee will consider (a) the relevant facts and circumstances of the related person transaction, including if the related person transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third-party, (b) the extent of the related person’s interest in the related person transaction, (c) whether the related person transaction contravenes the conflict of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, (d) the input of the Chief Financial Officer following due consultation, (e) whether the relationship underlying the related person transaction at issue is believed to serve the best interest of us and our stockholders, and (f) the effect that a director’s related person transaction may have on such director’s status as an independent member of the Board and eligibility to serve on committees of the Board.

Each related person will present to our Audit Committee each proposed related person transaction to which such related person is a party, including all relevant facts and circumstances relating thereto, and will update the Audit Committee as to any material changes to any related person transaction. All related person transactions may only be consummated if our Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Related party transactions do not include: (i) the payment of compensation by us to our executive officers or directors; (ii) a transaction in which the interest of the related person arises solely from ownership of a class of our securities where all holders of that class of securities receive the same benefit, on a pro-rata basis, from the transaction; or (iii) a transaction in which the rates or charges involved are determined by competitive bids. Additionally, certain types of transactions have been pre-approved by our Audit Committee under the policy as not involving a material interest. These pre-approved transactions include transactions in the ordinary course of business where the related party’s interest arises only: (i) from his or her position as a director of another entity that is party to the transaction; (ii) from an equity interest of less than 5% in another entity that is party to the transaction (other than a partnership); or (iii) from a limited partnership interest of less than 5%, subject to certain limitations. No director will be permitted to participate in the approval of a related person transaction for which he or she is a related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for the professional services provided by RSM US LLP for fiscal years 2025 and 2024:

	2025	2024
Audit Fees(1)	$942,431	$819,500
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
	$942,431	$819,500

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

Pre-Approval Policies and Procedures

Pursuant to its written charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent auditors. Notwithstanding the foregoing, during 2025, separate Audit Committee pre-approval was not required (a) if the engagement for services was entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding our engagement of the independent auditor (the “Pre-Approval Policy”) as to matters within the scope of the Pre-Approval Policy or (b) for de minimis non-audit services that were approved in accordance with applicable SEC rules. The Audit Committee has determined that the rendering of the services other than audit services by its principal accountant is compatible with maintaining the principal accountant’s independence. All services performed by RSM US LLP for fiscal years 2025 and 2024 were pre-approved in accordance with the Pre-Approval Policy.

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

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tile Shop Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tile Shop Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2025 and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Retail Store Asset Impairment Assessment

As discussed in Notes 1, 3 and 6 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company evaluates potential impairment indicators at the individual retail store level, which is the lowest level at which cash flows can be identified. When events and circumstances indicate that store assets may be impaired, the Company compares the undiscounted future cash flows estimated to be generated by the retail store, which includes estimates of future store revenue growth rates, to the store’s asset group carrying amount. If the estimated undiscounted future cash flows are less than the carrying value of the store’s asset group, the Company performs an analysis to estimate the fair value of the store’s asset group. An impairment may be recorded when the fair value of the store’s asset group is less than its carrying value. The Company’s long-lived assets consisted of consolidated property, plant and equipment, net of $54.3 million and consolidated operating lease right of use assets of $126.3 million as of December 31, 2025. For the year ended December 31, 2025, the Company recorded an impairment charge of $0.3 million.

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

Minneapolis, Minnesota

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tile Shop Holdings, Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Tile Shop Holdings, Inc. And Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2025 and 2024, and the related consolidated statement of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025 of the Company and our report dated February 26, 2026 expressed an unqualified opinion.

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

February 26, 2026

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2025 and 2024

(dollars in thousands, except per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$10,120	$20,957
Receivables, net	3,461	3,085
Inventories	89,399	86,267
Income tax receivable	1,161	850
Other current assets, net	8,861	8,663
Total Current Assets	113,002	119,822
Property, plant and equipment, net	54,316	59,733
Right of use asset	126,261	132,861
Deferred tax assets	6,554	4,890
Other assets	1,592	2,297
Total Assets	$301,725	$319,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,326	$23,808
Income tax payable	79	62
Current portion of lease liability	29,882	28,880
Other accrued liabilities	23,920	25,644
Total Current Liabilities	79,207	78,394
Long-term debt, net	25,000	-
Long-term lease liability, net	104,963	113,700
Other long-term liabilities	5,316	4,597
Total Liabilities	214,486	196,691

Stockholders’ Equity:
Common stock, par value: $0.0001; authorized: 100,000,000 shares; issued and outstanding: 39,821,741 and 44,657,898 shares, respectively	4	4
Preferred stock, par value: $0.0001; authorized: 10,000,000 shares; issued and outstanding: 0 shares	-	-
Additional paid-in capital	98,517	129,696
Accumulated deficit	(11,282)	(6,788)
Total Stockholders' Equity	87,239	122,912
Total Liabilities and Stockholders' Equity	$301,725	$319,603

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2025, 2024 and 2023

(dollars in thousands, except per share data)

	2025	2024	2023
Net sales	$336,820	$347,071	$377,146
Cost of sales	121,800	119,197	134,085
Gross profit	215,020	227,874	243,061
Selling, general and administrative expenses	220,834	224,357	226,903
(Loss) Income from operations	(5,814)	3,517	16,158
Interest expense, net	(41)	(275)	(2,164)
(Loss) Income before income taxes	(5,855)	3,242	13,994
Benefit (Provision) for income taxes	1,361	(921)	(3,923)
Net (loss) income	$(4,494)	$2,321	$10,071

Income per common share:
Basic	$(0.10)	$0.05	$0.23
Diluted	$(0.10)	$0.05	$0.23

Weighted average shares outstanding:
Basic	43,697,270	43,714,567	43,424,089
Diluted	43,697,270	43,851,653	43,620,790

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

For the years ended December 31, 2025, 2024 and 2023

(dollars in thousands)

	2025	2024	2023
Net (loss) income	$(4,494)	$2,321	$10,071
Currency translation adjustment	-	69	(17)
Other comprehensive income (loss)	-	69	(17)
Comprehensive (loss) income	$(4,494)	$2,390	$10,054

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
Balance at January 1, 2023	44,377,445	$4	$127,997	$(19,180)	$(52)	$108,769
Issuance of restricted shares	611,154	-	-	-	-	-
Issuance of common stock upon exercise of options	1,790	-	4	-	-	4
Cancellation of restricted shares	(372,645)	-	-	-	-	-
Stock based compensation	-	-	1,392	-	-	1,392
Tax withholdings related to net share settlements of stock based compensation awards	(106,965)	-	(532)	-	-	(532)
Foreign currency translation adjustments	-	-	-	-	(17)	(17)
Net income	-	-	-	10,071	-	10,071
Balance at December 31, 2023	44,510,779	$4	$128,861	$(9,109)	$(69)	$119,687
Issuance of restricted shares	497,893	-	-	-	-	-
Cancellation of restricted shares	(275,689)	-	-	-	-	-
Stock based compensation	-	-	1,338	-	-	1,338
Tax withholdings related to net share settlements of stock based compensation awards	(75,085)	-	(503)	-	-	(503)
Foreign currency translation adjustments	-	-	-	-	69	69
Net income	-	-	-	2,321	-	2,321
Balance at December 31, 2024	44,657,898	$4	$129,696	$(6,788)	$-	$122,912
Issuance of restricted shares	427,131	-	-	-	-	-
Repurchase of common stock	(4,875,290)	-	(32,177)	-	-	(32,177)
Cancellation of restricted shares	(346,720)	-	-	-	-	-
Stock based compensation	-	-	1,282	-	-	1,282
Tax withholdings related to net share settlements of stock based compensation awards	(41,278)	-	(284)	-	-	(284)
Net (loss)	-	-	-	(4,494)	-	(4,494)
Balance at December 31, 2025	39,821,741	$4	$98,517	$(11,282)	$-	$87,239

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2025, 2024 and 2023

(dollars in thousands)

	For the years ended,
	2025	2024	2023
Cash Flows From Operating Activities
Net (loss) income	$(4,494)	$2,321	$10,071
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,973	17,759	21,229
Amortization of debt issuance costs	72	72	257
Gain on disposals of property, plant and equipment	(132)	(138)	(13)
Impairment charges	290	949	1,027
Non-cash lease expense	27,859	26,950	25,844
Stock based compensation	1,282	1,338	1,392
Deferred income taxes	(1,664)	366	1,280
Changes in operating assets and liabilities:
Receivables	(376)	(203)	528
Inventories	(3,132)	7,413	27,272
Other current assets, net	433	1,723	3,316
Accounts payable	1,260	826	123
Income tax receivable / payable	(294)	(1,793)	4,861
Accrued expenses and other liabilities	(31,285)	(30,476)	(35,127)
Net cash provided by operating activities	5,792	27,107	62,060
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(9,564)	(14,538)	(15,313)
Proceeds from insurance	3	100	-
Proceeds from the sale of property, plant and equipment	195	102	58
Net cash used in investing activities	(9,366)	(14,336)	(15,255)
Cash Flows From Financing Activities
Payments of long-term debt	-	(10,000)	(65,400)
Advances on line of credit	25,000	10,000	20,000
Proceeds from exercise of stock options	-	-	4
Repurchases of common stock	(31,979)	-	-
Employee taxes paid for shares withheld	(284)	(503)	(532)
Net cash used in financing activities	(7,263)	(503)	(45,928)
Effect of exchange rate changes on cash	-	69	(16)
Net change in cash and cash equivalents	(10,837)	12,337	861
Cash and cash equivalents beginning of period	20,957	8,620	7,759
Cash and cash equivalents end of period	$10,120	$20,957	$8,620

Supplemental disclosure of cash flow information
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$317	$59	$430
Cash paid for interest	239	306	2,082
Cash paid (received) for income taxes, net of refunds	597	2,349	(2,218)

See accompanying Notes to Consolidated Financial Statements.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Nature of Business

The Tile Shop, LLC (“The Tile Shop”) was founded in 1985 and Tile Shop Holdings, Inc. (“Holdings,” and together with its wholly owned subsidiaries, including The Tile Shop, the “Company”) was incorporated in Delaware in June 2012. The Company is a specialty retailer of man-made and natural stone tiles, luxury vinyl tiles, setting and maintenance materials, and related accessories in the United States. The Company’s assortment includes over 6,000 products from around the world. Natural stone products include marble, travertine, granite, quartz, sandstone, slate, and onyx tiles. Man-made products include ceramic, porcelain, glass, cement, wood look, metal and luxury vinyl tile. The majority of the tile products are sold under the Company's proprietary Rush River and Fired Earth brand names. The Company purchases tile products, accessories and tools directly from its network of suppliers. The Company manufactures its own setting and maintenance materials, such as thinset, grout and sealer, under the Superior brand name, as well as works with other suppliers to manufacture private label products. As of December 31, 2025, the Company operated 140 stores in 31 states and the District of Columbia, with an average size of approximately 20,000 square feet.

Delisting and Deregistration

On December 3, 2025, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting the holders of the Company’s issued and outstanding shares of the Company’s common stock, par value $0.0001 per share (the “common stock”), entitled to vote approved, by a majority of the votes cast at the Special Meeting, an amendment to the Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”) to effect a reverse stock split of the common stock, a ratio not less than 1-for-2,000 and not greater than 1-for-4,000 (the “Reverse Stock Split”), followed immediately by a forward stock split of the common stock at the same ratio, but inverse (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Stock Splits”). The Company’s Board of Directors (the “Board” or “Board of Directors”) determined to effectuate (i) the Reverse Stock Split at a ratio of 1-for-3,000 and (ii) the Forward Stock Split at a ratio of 3,000-for-1 (collectively, the “Stock Split Ratios. At the direction of the Board, on December 15, 2025, the Company filed the certificates of amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split at 5:01 p.m., followed immediately by the Forward Stock Split at 5:02 p.m., respectively, on that day.

As a result of the Reverse Stock Split, each share of common stock held by a stockholder of record owning immediately prior to the effective time fewer than the minimum number of shares, which, based on the Stock Split ratio chosen by the Board is 3,000 shares (the “Minimum Number”), was converted into the right to receive $6.60 in cash, without interest (the “Cash Payment”), per whole share and such stockholders are no longer stockholders of the Company. Stockholders owning a number of shares of common stock equal to or greater than the Minimum Number immediately prior to the effective time of the Reverse Stock Split (the “Continuing Stockholders”) were not entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any. The Forward Stock Split, which immediately followed the Reverse Stock Split, reconverted whole shares and fractional share interests held by the Continuing Stockholders back into the same number of shares of the common stock held by such Continuing Stockholders immediately prior to the effective time. As a result of the Forward Stock Split, the total number of shares of common stock held by a Continuing Stockholder did not change as a result of the Reverse Stock Split. Following the completion of the Reverse Stock Split, the Company paid an aggregate of approximately $32.2 million to the Cashed-Out Stockholders, including stockholders who held fewer than 3,000 shares of common stock through banks and brokers.

The Reverse Stock Split reduced the number of record holders of the Company’s common stock to a number below 300 (i.e., the level at or above which the Company was required to file reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The actions the Company took to suspend, and the events that occurred as a result of such actions that had the effect of suspending, the Company’s reporting obligations under the Exchange Act, including effectuating the Stock Splits, delisting the Company’s common stock from trading on The Nasdaq Stock Market LLC (“Nasdaq”), terminating the registration of the Company’s common stock under Sections 12(b) and 12(g) of the Exchange Act and suspending the Company’s reporting obligations under Section 15(d) of the Exchange Act, are collectively referred to as the “Transaction.” The Stock Splits were undertaken as part of the Company’s plan to give effect to the Transaction.

As a result of the Transaction, the Company is no longer subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company, including requirements under the Sarbanes-Oxley Act of 2002 and the listing standards of any national securities exchange. Following the filing of this Annual Report on Form 10-K for the year ended December 31, 2025, therefore, the Company will cease to file annual, quarterly, current, and other reports and documents with the SEC.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $10.1 million and $21.0 million at December 31, 2025 and 2024, respectively. The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. The payments due from banks for debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $1.8 million and $1.9 million at December 31, 2025 and 2024, respectively.

Trade Receivables

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for credit losses on a specific identification basis and by leveraging information on historical losses, current conditions, and reasonable and supportable forecasts of future conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $0.4 million and $0.3 million as of December 31, 2025 and 2024, respectively. The Company does not accrue interest on accounts receivable.

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

Inventories were comprised of the following as of December 31:

	2025	2024
	(in thousands)
Finished goods	$87,596	$84,255
Raw materials	1,803	2,012
Total	$89,399	$86,267

The Company provides provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. These estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sell through and changes in actual shrinkage trends. The provision for losses related to shrinkage and other amounts was $0.7 million and $1.2 million as of December 31, 2025 and 2024, respectively.

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

The Company records interest and penalties relating to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

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

During the year ended December 31, 2025, the Company purchased materials from one significant supplier which represented a total of 12.7% of the Company’s total purchases. As of December 31, 2025, the accounts payable balance due to the significant supplier was $0.7 million. During the year ended December 31, 2024, the Company purchased materials from one significant supplier which represented a total of 11.4% of the Company’s total purchases. As of December 31, 2024, the accounts payable balance due to the significant supplier was $0.6 million. During the year ended December 31, 2023, the Company purchased materials from two significant suppliers which represented a total of 25.5% of the Company’s total purchases. As of December 31, 2023, the accounts payable balance due to the significant suppliers was $0.6 million.

Segments

The Company’s operations consist primarily of retail sales of natural stone, man-made and luxury vinyl tiles, setting and maintenance materials, and related accessories in stores located in the United States. The Company’s chief operating decision maker only reviews the consolidated results of the Company and accordingly, the Company has concluded it has one reportable segment.

Advertising Costs

Advertising costs were $8.7 million, $8.3 million and $9.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. The Company’s advertising consists primarily of digital media, direct marketing, events, traditional print media and mobile advertisements and is expensed at the time the media is distributed.

Pre-opening Costs

The Company’s pre-opening costs are those typically associated with the opening of a new store and generally include rent expense, compensation costs and promotional costs. The Company expenses pre-opening costs as incurred which are recorded in selling, general and administrative expenses. During both the years ended December 31, 2025 and 2024, the Company did not record any pre-opening costs. During the year ended December 31, 2023, the Company recorded pre-opening costs of $0.1 million.

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

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Asset life (in years)
Buildings and building improvements		40
Leasehold improvements		20
Furniture and fixtures	5	–	7
Machinery and equipment		5
Computer equipment and software	3	–	5
Vehicles		5

The Company evaluates potential impairment losses on long-lived assets used in operations at the individual retail store level, which is the lowest level at which cash flows can be identified, when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recorded based on the excess of the carrying value of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. During the fiscal years ended December 31, 2025, 2024 and 2023, the Company recorded asset impairment charges of $0.3 million, $0.9 million and $1.0 million, respectively, which were classified in selling, general and administrative expenses.

Internal Use Software

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when there are no plans to market the software externally. Costs capitalized include external direct costs of materials and services and internal compensation costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. As of December 31, 2025 and 2024, $1.2 million and $1.3 million was included in computer equipment and software, respectively. The internal use software costs are amortized over estimated useful lives of three to five years. There was $0.7 million, $1.8 million and $1.6 million of amortization expense related to capitalized software during the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company has contractual obligations related to software service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at December 31, 2025 for purchase obligations were $2.7 million. Amounts due under these arrangements in 2026, 2027, and 2028 total $1.2 million, $1.1 million, and $0.4 million, respectively.

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

Certain lease arrangements contain provisions requiring the Company to restore the leased property to its original condition at the end of the lease. The fair values of these obligations are recorded as liabilities on a discounted basis, which occurs at the time the Company enters into the lease arrangement. In the estimation of fair value, the Company uses assumptions and judgements regarding such factors as the existence of a legal obligation for an asset retirement obligation, estimated amounts and timing of settlements, discount rates and inflation rates. The costs associated with these liabilities are capitalized and depreciated over the lease term and the liabilities are accreted over the same period. Asset retirement obligations attributable to leases with a remaining lease term of 12

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

months or less are presented as other accrued liabilities. As of both December 31, 2025 and 2024, asset retirement obligations classified as other accrued liabilities was $0.1 million.  Asset retirement obligations attributable to leases with a remaining lease term of 12 months or more are presented as other long-term liabilities.  As of December 31, 2025 and 2024, asset retirement obligations classified as other long-term liabilities were $4.6 million and $3.5 million, respectively.

Self-Insurance

The Company is self-insured for certain employee health and workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, and economic conditions. As of December 31, 2025 and 2024, an accrual of $0.6 million and $1.1 million related to estimated employee health claims was included in other accrued liabilities, respectively. As of both December 31, 2025 and 2024, an accrual of $1.4 million related to estimated workers’ compensation claims was included in other accrued liabilities.

The Company has standby letters of credit outstanding related to the Company's workers’ compensation and employee health insurance policies. As of both December 31, 2025 and 2024, the standby letters of credit totaled $1.2 million.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 prospectively for the year ended December 31, 2025. The standard did not have a material impact on the Company’s consolidated financial statements. Prior-period disclosures have not been retrospectively adjusted.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. ASU 2024-03 applies only to public business entities. Because the Company is no longer a public business entity following its voluntary delisting and deregistration, the guidance is not applicable to the Company.

Note 2: Revenues

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration received in exchange for those goods or services. Sales taxes are excluded from revenue.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents revenues disaggregated by product category:

	Years Ended December 31,
	2025	2024
Man-made tiles	56%	54%
Natural stone tiles	19	21
Setting and maintenance materials	15	15
Accessories	8	8
Delivery service	2	2
	100%	100%

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

The Company determines the transaction price of its contracts based on the pricing established at the time a customer places an order. The transaction price does not include sales tax as the Company is a pass-through conduit for collecting and remitting sales tax. Any discounts applied to an order are allocated proportionately to the base price of the goods and services ordered. Deposits made by customers are recorded in other accrued liabilities. Deferred revenues associated with customer deposits are recognized at the time the Company transfers control of the items ordered or renders the delivery service. In the event an order is partially fulfilled as of the end of a reporting period, revenue will be recognized based on the transaction price allocated to the goods delivered and services rendered. The customer deposit balance was $9.9 million and $10.9 million as of December 31, 2025 and 2024, respectively. Revenues recognized during the year ended December 31, 2025 that were included in the customer deposit balance as of the beginning of the period were $10.1 million.

The Company extends financing to qualified professional customers who apply for credit. The accounts receivable balance was $3.5 million and $3.1 million as of December 31, 2025 and 2024, respectively. Customers who qualify for an account receive 30-day payment terms. The Company expects that the customer will pay for the goods and services ordered within one year from the date the order is placed. Accordingly, the Company qualifies for the practical expedient outlined in ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of the financing component.

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns based on the historical returns trends and the current product sales performance. The Company presents the sales returns reserve as an other current accrued liability and the estimated value of the inventory that will be returned as an other current asset in the Consolidated Balance Sheet. The components of the sales returns reserve reflected in the Consolidated Balance Sheet as of December 31, 2025 and 2024 are as follows:

	December 31,	December 31,
	2025	2024
	(in thousands)
Other current accrued liabilities	$3,021	$2,886
Other current assets	1,074	956
Sales returns reserve, net	$1,947	$1,930

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2025	2024
	(in thousands)
Land	$884	$904
Building and building improvements	25,199	25,979
Leasehold improvements	110,972	107,316
Furniture and fixtures	152,678	151,750
Machinery and equipment	32,585	33,417
Computer equipment and software	53,016	51,553
Vehicles	8,385	8,481
Construction in progress	637	1,921
Total property, plant and equipment	384,356	381,321
Less accumulated depreciation	(330,040)	(321,588)
Total property, plant and equipment, net	$54,316	$59,733

Depreciation expense on property and equipment, including financing leases, was $16.0 million, $17.8 million and $21.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Property, plant and equipment is measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the years ended December 31, 2025, 2024 and 2023, the Company recorded asset impairment charges of $0.3 million, $0.9 million and $1.0 million, respectively.

Note 4: Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

	2025	2024
	(in thousands)
Customer deposits	$9,915	$10,882
Sales returns reserve	3,021	2,886
Accrued wages and salaries	4,230	4,585
Payroll and sales taxes	2,044	2,107
Other current liabilities	4,710	5,184
Total other accrued liabilities	$23,920	$25,644

Note 5: Long-term Debt

Long-term debt, net of debt issuance costs, consisted of the following at December 31:

	2025	2024
	(in thousands)
Total debt obligations	$25,000	$-
Less: current portion	-	-
Debt obligations, net of current portion	$25,000	$-

On September 30, 2022, Holdings and its operating subsidiary, The Tile Shop, and certain subsidiaries of each entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto, including Fifth Third Bank (as amended, the “Credit Agreement”).  The Credit Agreement provides the Company with a senior credit facility consisting of a $75.0 million revolving line of credit through September 30, 2027.  Borrowings pursuant to the Credit Agreement initially bear interest at a rate per annum equal to: (i) Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus a margin ranging from 1.25% to 1.75%; or (iii) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 0.75%. The margin is determined based on The Tile Shop’s Rent Adjusted Leverage Ratio (as defined in the Credit Agreement). Borrowings outstanding as of December 31, 2025 were SOFR-based interest rate loans. The SOFR-Based interest rate was 5.72% on December 31, 2025.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Credit Agreement is secured by virtually all of the assets of the Company, including, but not limited to, inventory, accounts receivable, equipment and general intangibles. The Credit Agreement contains customary events of default, conditions to borrowing and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, engage in acquisitions or mergers, make distributions on or repurchases of capital stock, incur additional debt, incur liens or make investments. The Credit Agreement also includes financial and other covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.20 to 1.00 and a Rent Adjusted Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.50 to 1.00. The Company was not in compliance with the covenants as of December 31, 2025 but received a waiver by the lenders January 28, 2026, which put the Company in compliance with the covenants.

The Company had $25.0 million of borrowings outstanding on its line of credit as of December 31, 2025. The Company has standby letters of credit outstanding related to its workers’ compensation and medical insurance policies. As of December 31, 2025, standby letters of credit totaled $1.2 million.  As of December 31, 2025, there was $48.8 million available for borrowing on the revolving line of credit, which may be used for maintaining the Company’s existing stores, purchasing additional merchandise inventory, and general corporate purposes.

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

Leases (in thousands)	Classification	December 31, 2025	December 31, 2024
Assets
Operating lease assets	Right of use asset	$126,261	$132,861
Total leased assets		$126,261	$132,861

Liabilities
Current
Operating	Current portion of lease liability	$29,882	$28,880
Noncurrent
Operating	Long-term lease liability, net	104,963	113,700
Total lease liabilities		$134,845	$142,580

		Year Ended December 31,
Lease cost (in thousands)	Classification	2025	2024
Operating lease cost	SG&A expenses	$37,307	$37,781
Variable lease cost(1)	SG&A expenses	15,628	14,876
Short term lease cost	SG&A expenses	149	199
Sublease income	SG&A expenses	(731)	-
Net lease cost		$52,353	$52,856

(1) Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for the Company’s leased facilities.

Maturity of Lease Liabilities (in thousands)	Operating Leases
2026	$39,642
2027	35,247
2028	27,888
2029	20,741
2030	13,924
Thereafter	27,261
Total lease payments	164,703
Less: interest	(29,858)
Present value of lease liabilities	$134,845

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Year Ended December 31,
Other Information (in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(39,997)	$(39,184)
Lease right-of-use assets obtained or modified in exchange for lease obligations	$21,259	$30,691

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted average remaining term (years)
Operating leases	5.3	5.2
Weighted average discount rate
Operating leases	7.29%	7.45%

During the second quarter of 2025, the Company entered into two sublease agreements for its distribution center space in New Jersey, which was closed in 2024. These sublease agreements commenced in the second quarter of 2025 and will expire in August 2026. During December 31, 2025, the Company recognized sublease income of $0.7 million which was classified as a reduction of selling, general and administrative expense. The Company anticipates an additional $1.0 million of sublease income in 2026. The Company’s lease of the distribution space in New Jersey terminates in September 2026.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2025 and 2024 according to the valuation techniques the Company uses to determine their fair values. There have been no transfers of assets among the fair value hierarchies presented.

	Pricing	Fair Value at
	Category	December 31, 2025	December 31, 2024
Assets		(in thousands)
Cash and cash equivalents	Level 1	$10,120	$20,957

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

Fair value measurements also apply to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Property, plant and equipment and right of use assets are measured at fair value when an impairment is recognized and the related assets are written down to fair value. During the year ended December 31, 2025, the Company recognized changes of $0.3 million in

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

selling, general, and administrative expenses to write-down property, plant, and equipment to their estimated fair values. During the years ended December 31, 2024 and 2023, the Company recognized charges of $0.9 million and $1.0 million, respectively, in selling, general, and administrative expenses to write-down property, plant, and equipment and right of use assets to their estimated fair values. The Company measured the fair value of these assets using a discounted cash flow model based on projected cash flows, an estimated risk-adjusted rate of return, and market rental rates for comparable properties. The following table presents quantitative information about significant level 2 and level 3 inputs used to estimate the fair value of property, plant and equipment and right of use assets during the twelve months ended December 31, 2025 and 2024:

2025:	Fair Value (in thousands)	Valuation Technique	Category	Input	Range
Property, plant and equipment (1)	$-	Discounted cash flow	Level 3	Revenue growth rate	0% to 20%
			Level 3	Discount rate	7.75% to 9.5%

2024:	Fair Value (in thousands)	Valuation Technique	Category	Input	Range
Right of use assets (1)	$763	Discounted cash flow	Level 2	Market rental rates	$37.56 per sq. ft.
			Level 2	Discount rate	7.75%
Property, plant and equipment (1)	$-	Discounted cash flow	Level 3	Revenue growth rate	0% to 3%
			Level 3	Discount rate	7.75% to 8.5%

(1)The fair value specifically relates to only those locations which had impairment charges during the twelve months ended December 31, 2025 and 2024.

During the twelve months ended December 31, 2025, the Company recorded a $1.1 million adjustment to reflect an increase in the fair value to restore leased property to its original condition at the end of the lease. The change in the estimated value of the Company’s asset retirement obligation resulted in a $1.1 million increase in other long-term liabilities that was offset by a $1.0 million increase in property, plant and equipment and a $0.1 million asset impairment charge. The Company measured the fair value of its asset retirement obligation based on the estimated amounts and timing of settlements, an estimated risk adjusted rate of return, and expected inflation rates, which are considered Level 2 inputs

The carrying value of the Company’s borrowings under its Credit Agreement approximates fair value based upon Level 2 inputs of the market interest rates available to the Company for debt obligations with similar risks and maturities.

Note 8: (Loss) Income per common share

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding, after taking into consideration all dilutive potential common shares outstanding during the period. In periods of net losses, all potentially dilutive outstanding stock awards are excluded from the Company’s calculation of earnings per share as their inclusion would have an anti-dilutive effect.

Basic and diluted net (loss) income per share was calculated as follows:

	2025	2024	2023
	(in thousands, except share and per share data)
Net (loss) income	$(4,494)	$2,321	$10,071
Weighted average shares outstanding - basic	43,697,270	43,714,567	43,424,089
Effect of dilutive securities attributable to stock based awards	-	137,086	196,701
Weighted average shares outstanding - diluted	43,697,270	43,851,653	43,620,790
Basic net (loss) income per share	$(0.10)	$0.05	$0.23
Diluted net (loss) income per share	$(0.10)	$0.05	$0.23
Anti-dilutive securities excluded from earnings per share calculation	536,882	118,717	404,557

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

Stock Options:

During the years ended December 31, 2025, 2024 and 2023, the Company did not grant any stock options to its employees or record material stock compensation expense related to stock options. As of December 31, 2025, all options outstanding were fully vested and all compensation cost has been recognized. Prior to 2020, the Company granted stock options to its employees that included service condition requirements. The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

The following table summarizes stock option activity during the years ended December 31, 2025, 2024 and 2023:

	Shares	Weighted Average Exercise Price	Weighted Avg. Grant Date Fair Value	Weighted Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2023	558,067	$11.22	$4.82	4.2	$-
Granted	-	$-	$-
Exercised	(50,000)	$6.26	$2.57
Cancelled/Forfeited	(197,350)	$18.33	$8.58
Balance, December 31, 2023	310,717	$7.51	$3.17	3.8	$236
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Forfeited	(15,350)	$15.97	$6.52
Balance, December 31, 2024	295,367	$7.07	$3.00	3.6	$159
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled/Forfeited	-	$-	$-
Balance, December 31, 2025	295,367	$7.07	$3.00	2.6	$-
Exercisable at December 31, 2025	295,367	$7.07	$3.00		$-
Vested and expected to vest, December 31, 2025	295,367	$7.07	$3.00		$-

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

The following table summarizes restricted stock activity during the years ended December 31, 2025, 2024 and 2023:

	Shares	Weighted Avg. Grant Date Fair Value
Nonvested, January 1, 2023	1,176,902	$4.46
Granted	611,154	$4.98
Vested	(448,506)	$3.47
Forfeited	(372,645)	$5.28
Nonvested, December 31, 2023	966,905	$4.93
Granted	497,893	$6.69
Vested	(334,014)	$4.07
Forfeited	(275,689)	$5.81
Nonvested, December 31, 2024	855,095	$6.01
Granted	427,131	$7.14
Vested	(204,450)	$6.31
Forfeited	(346,720)	$6.05
Nonvested, December 31, 2025	731,056	$6.57

The total expense associated with restricted stock for the years ended December 31, 2025, 2024, and 2023 was $1.3 million, $1.3 million, and $1.4 million, respectively.

Each fiscal year, the Company grants restricted share awards subject to forfeiture on the date the Company files its annual report on Form 10-K for each of the three fiscal years starting with the fiscal year of grant, if the Company fails to attain certain performance targets in each year. In 2025, the Company granted restricted share awards subject to forfeiture on the date the Company files its annual report on Form 10-K for each of the 2025, 2026 and 2027 fiscal years if the Company fails to attain certain Pretax Return on Capital Employed performance targets in 2025, 2026 and 2027. The Company did not attain any of the Pretax Return on Capital Employed performance measures in 2025, and accordingly, did not record any expense in connection with the performance share awards in 2025.

As of December 31, 2025, there was $2.6 million of total unrecognized expense related to unvested restricted stock awards, which are expected to vest, and will be expensed over a weighted average period of 1.4 years. The fair value of restricted stock granted in fiscal years 2025 and 2024 was $3.1 million and $3.3 million, respectively. The total fair value of restricted stock that vested in fiscal years 2025 and 2024 was $1.3 million and $2.2 million, respectively. Using the closing stock price of $3.52 on December 31, 2025, the 731,056 restricted shares outstanding and expected to vest as of December 31, 2025 had an intrinsic value of $2.6 million.

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Income Taxes

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures, primarily related to the effective tax rate reconciliation and income taxes paid.

The Company adopted ASU 2023-09 prospectively for the year ended December 31, 2025. The standard did not have a material impact on the Company’s consolidated financial statements. Prior-period disclosures have not been retrospectively adjusted.

Income before income taxes consisted of the following:

Current Year - ASU 2023-09 (Prospective Adoption)

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Domestic	$(5,855)	$3,605	$14,116
Foreign	-	(363)	(122)
Total (loss) income before income taxes	$(5,855)	$3,242	$13,994

The components of the provision for income taxes consisted of the following:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Current
Federal	$(112)	$(428)	$(2,087)
State	(191)	(127)	(556)
Total Current	(303)	(555)	(2,643)
Deferred
Federal	1,269	(222)	(794)
State	395	(144)	(486)
Total Deferred	1,664	(366)	(1,280)
Total Benefit (Provision) for Income Taxes	$1,361	$(921)	$(3,923)

The following table reflects the effective income tax rate reconciliation for the year ended December 31, 2025 (ASU 2023-09 (Prospective Adoption)):

	2025
	Amounts (in thousands)	% of Statutory Tax
Tax at US federal statutory rate	$1,230	21.0%
State and local income taxes, net of federal benefit*	163	2.8%
Other	(32)	(0.5)%
Benefit (Provision) for Income Taxes	$1,361	23.2%

*State taxes in Texas, Illinois, Minnesota, Michigan, Virginia, Maryland, and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

The following table reflects the effective income tax rate reconciliation for the years ended December 31, 2024 and 2023 (ASU 2023-09 (Prospective Adoption)):

	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of the federal tax benefit	8.0	5.9
Stock based compensation	(3.9)	1.6
Non-deductible meals and entertainment	1.3	0.3
Tax credits	(1.1)	(0.6)
Foreign rate differential	2.3	0.2
Other	0.8	(0.4)
Effective tax rate	28.4%	28.0%

Tile Shop Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s effective tax rate was 23.2%, 28.4%, and 28.0% for the years ended December 31, 2025, 2024, and 2023, respectively. Year-over-year changes in the effective tax rate were primarily driven by fluctuations in pretax income, including a pretax loss in 2025, and the resulting disproportionate impact of certain permanent items.

Income taxes paid, net of refunds received, were as follows for the year ended December 31, 2025 (ASU 2023-09 (Prospective Adoption)):

2025
(in thousands)
Federal	$469
State and local:
Illinois	50
Texas	59
Other state and local jurisdictions	19
Foreign	-
Total Income taxes paid	$597

Components of net deferred income taxes were as follows at December 31:

	2025	2024
	(in thousands)
Deferred income tax assets:
Section 743 carryforward	$2,688	$4,388
Inventory	2,338	1,666
Operating lease liabilities	34,721	36,851
Other	4,628	2,598
Total deferred income tax assets	$44,375	$45,503

Deferred income tax liabilities
Depreciation	$2,491	$3,635
Operating lease right-of-use assets	34,582	36,418
Other	748	560
Total deferred income tax liabilities	37,821	40,613
Net deferred income tax assets	$6,554	$4,890

As of December 31, 2025, the Company had tax effected net operating loss carryforwards of approximately $1.4 million and $0.6 million for federal and state tax purposes, respectively. The federal attributes have an indefinite carryforward period and the state attributes have a carryforward period ranging from five years to indefinitely.

The Company closed its foreign operations in 2024 and, as such, there are no foreign unremitted earnings as of December 31, 2025 or 2024.

The Company records interest and penalties through income tax expense relating to uncertain tax positions. As of December 31, 2025, 2024 and 2023, the Company has not recognized any liabilities for uncertain tax positions nor has the Company accrued interest and penalties related to uncertain tax positions.

The Company's federal, state, and foreign income tax returns are subject to audit. The Company is not currently under audit by federal or foreign taxing authorities. During 2024, the Minnesota Department of Revenue commenced an audit of the 2020, 2021, and 2022 tax years; the audit remains open. The years open to examination include years ending 2022 to 2024 for federal income tax purposes, years ending 2020 to 2024 for state income tax purposes, and years ending 2021 to 2024 for foreign income tax purposes.

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

The Company has concluded that consolidated net (loss) income is the measure of segment profitability. The following table presents the Company’s segment revenue and gross profit, significant segment expenses, segment (loss) income from operations and net (loss) income provided to the CODM:

(in thousands)	2025	2024	2023
Net sales	$336,820	$347,071	$377,146
Cost of sales	121,800	119,197	134,085
Gross profit	215,020	227,874	243,061
Stock based compensation	1,282	1,338	1,392
Depreciation and amortization	15,973	17,759	21,229
Adjusted selling, general and administrative expenses*	203,579	205,260	204,282
(Loss) Income from operations	(5,814)	3,517	16,158
Interest expense, net	(41)	(275)	(2,164)
(Loss) Income before income taxes	(5,855)	3,242	13,994
Benefit (Provision) for income taxes	1,361	(921)	(3,923)
Net (loss) income	$(4,494)	$2,321	$10,071

*Exclusive of stock based compensation and depreciation and amortization shown separately.

Note 12: Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company matched employee contributions of $1.6 million, $1.7 million, and $1.6 million in 2025, 2024 and 2023, respectively. The Company made no discretionary contributions for any of the years presented.

Note 13: Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2025 and 2024 are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2025
Net sales	$88,009	88,260	83,064	77,487
Gross profit	58,070	56,841	52,279	47,830
Income (loss) from operations	183	440	(1,966)	(4,471)
Net income (loss)	172	392	(1,614)	(3,444)
Basic earnings (loss) per share	0.00	0.01	(0.04)	(0.08)
Diluted earnings (loss) per share	0.00	0.01	(0.04)	(0.08)

2024
Net sales	$91,728	91,384	84,505	79,454
Gross profit	60,319	60,331	56,228	50,996
Income (loss) from operations	2,283	1,851	250	(867)
Net income (loss)	1,689	1,219	41	(628)
Basic earnings (loss) per share	0.04	0.03	0.00	(0.01)
Diluted earnings (loss) per share	0.04	0.03	0.00	(0.01)

Note 14: Subsequent Events

In February 2026, the Company sold its distribution center in Wisconsin for a total cash consideration of $1.2 million. The distribution center was classified as held for sale within other current assets, net in the consolidated balance sheet as of December 31, 2025, with a net book value of $0.4 million. The sale resulted in a gain of $0.8 million, which will be recognized in the first quarter of 2026.

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
3.3

Certificate of Amendment to the Certificate of Incorporation of Tile Shop Holdings, Inc. to effect the 1-for-3,000 Reverse Stock Split, effective on December 15, 2025 – incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 15, 2025.

3.4

Certificate of Amendment to the Certificate of Incorporation of Tile Shop Holdings, Inc. to effect the 3,000-for-1 Forward Stock Split, effective on December 15, 2025 – incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 15, 2025.

3.5	Bylaws of Tile Shop Holdings, Inc. – incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 (Reg. No. 333-182482) dated July 2, 2012.
4.1	Specimen Common Stock Certificate – incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Form S-4 (Reg. No. 333-182482) dated July 23, 2012.
10.1*	Tile Shop Holdings, Inc. 2012 Omnibus Award Plan (f/k/a 2012 Equity Award Plan) – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 26, 2013.
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

10.11*

Employment Agreement, dated as of February 25, 2025, by and between Tile Shop Holdings, Inc. and Joseph Kinder – incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

10.25

Amendment No. 1 to Credit Agreement and Waiver, dated as of January 28, 2026, by and among The Tile Shop, LLC, as borrower and loan party, Tile Shop Holdings, Inc., Tile Shop Lending, Inc., and The Tile Shop of Michigan, LLC, as guarantors and loan parties, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger – filed herewith.

10.26

Cooperation and Support Agreement, dated as of December 3, 2025, by and between Tile Shop Holdings, Inc. and Fund 1 Investments, LLC – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 3, 2025.

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
101

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

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

88

TILE SHOP HOLDINGS, INC.

Date: February 26, 2026	/s/ CABELL H. LOLMAUGH
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

Signature	Title	Date

/s/ CABELL H. LOLMAUGH	Chief Executive Officer, Director	February 26, 2026
Cabell H. Lolmaugh	(Principal Executive Officer)

/s/ MARK B. DAVIS	Senior Vice President, Chief Financial Officer	February 26, 2026
Mark B. Davis	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER H. KAMIN	Director and Chairman of the Board of Directors	February 26, 2026
Peter H. Kamin

/s/ MARK J. BONNEY	Director	February 26, 2026
Mark J. Bonney

/s/ BENJAMIN FAW	Director	February 26, 2026
Benjamin Faw

/s/ DEBORAH K. GLASSER	Director	February 26, 2026
Deborah K. Glasser

/s/ PETER J. JACULLO, III	Director	February 26, 2026
Peter J. Jacullo, III

/s/ JONATHAN LENNON	Director	February 26, 2026
Jonathan Lennon